Form 10-Q
period 2012-07-28
FIVE BELOW, INC
filed 2012-09-11
CIK 1177609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 001-35600

Five Below, Inc.

(Exact name of Registrant as Specified in its Charter)

Pennsylvania	75-3000378
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1818 Market Street, Suite 1900
Philadelphia, PA	19103
(Address of Principal Executive Offices)	(Zip Code)

(215) 546-7909

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 1, 2012 was 53,972,006.

FIVE BELOW, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIVE BELOW, INC.

Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	July 28, 2012	January 28, 2012	July 30, 2011
Assets
Current assets:
Cash and cash equivalents	$17,676	$41,293	$5,695
Inventories	63,631	38,790	43,012
Prepaid income taxes	10,577	—	—
Deferred income taxes	—	4,863	2,928
Prepaid expenses and other current assets	12,155	7,303	7,408

Total current assets	104,039	92,249	59,043
Property and equipment, net	49,039	42,040	36,672
Deferred income taxes	—	—	439
Other assets	1,116	238	165

Total assets	$154,194	$134,527	$96,319

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Line of credit	—	—	—
Current portion of note payable	1,000	—	—
Accounts payable	28,064	23,588	18,521
Income taxes payable	—	9,139	1,718
Accrued salaries and wages	2,830	9,254	1,837
Other accrued expenses	11,496	7,961	9,078
Deferred income taxes	1,045	—	—

Total current liabilities	44,435	49,942	31,154
Notes payable	33,750	250	250
Deferred rent	26,294	20,933	17,686
Deferred income taxes	2,949	1,306	—

Total liabilities	107,428	72,431	49,090

Commitments and contingencies (note 4)
Preferred stock, $0.01 par value. Authorized 100,000,000 shares; 10,000,000 shares undesignated; 90,000,000 shares designated as Series A 8% Convertible Preferred Stock, $0.01 par value. Issued and outstanding zero, 89,291,773 and 89,291,773 shares, respectively, with a liquidation preference of zero, $214,420 and $206,246, respectively	—	191,855	191,855

Shareholders’ equity (deficit):
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 53,972,006, 16,248,797 and 16,084,358 shares, respectively.	540	162	161
Additional paid-in capital	266,594	3,691	1,692
Accumulated deficit	(220,368)	(133,612)	(146,479)

Total shareholders’ equity (deficit)	46,766	(129,759)	(144,626)

	$154,194	$134,527	$96,319

See accompanying notes to financial statements.

FIVE BELOW, INC.

Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Thirteen weeks ended		Twenty-six weeks ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$86,820	$61,966	$158,649	$109,393
Cost of goods sold	58,073	41,955	106,882	74,795

Gross profit	28,747	20,011	51,767	34,598
Selling, general and administrative expenses	24,012	16,323	48,997	29,249

Operating income	4,735	3,688	2,770	5,349
Interest expense, net	1,316	5	1,279	2
Loss on debt extinguishment	1,587	—	1,587	—
Other income	(258)	—	(258)	—

Income before income taxes	2,090	3,683	162	5,347
Income tax expense	843	1,471	72	2,136

Net income	1,247	2,212	90	3,211
Dividend paid to preferred and unvested restricted shareholders	(65,403)	—	(65,403)	—
Series A 8% Convertible Preferred Stock cumulative dividends	—	(3,870)	—	(7,739)

Net loss attributable to common shareholders	$(64,156)	$(1,658)	$(65,313)	$(4,528)

Basic loss per common share	$(3.41)	$(0.10)	$(3.71)	$(0.29)

Diluted loss per common share	$(3.41)	$(0.10)	$(3.71)	$(0.29)

Dividends declared and paid per common share	$2.02	$—	$2.02	$—

Weighted average shares outstanding:
Basic shares	18,803,979	15,854,003	17,627,376	15,826,046

Diluted shares	18,803,979	15,854,003	17,627,376	15,826,046

See accompanying notes to financial statements.

FIVE BELOW, INC.

Statement of Changes in Convertible Preferred Stock and Shareholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share and per share data)

	Series A 8% Convertible Preferred Stock		Shareholders’ Equity (Deficit)
			Common stock		Additional paid- in capital	Accumulated deficit	Total shareholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance, January 28, 2012	89,291,773	$191,855	16,248,797	$162	$3,691	$(133,612)	$(129,759)
Issuance of warrants to purchase common stock to professional service providers	—	—	—	—	43	—	43
Stock-based compensation expense	—	—	2,027,678	20	8,221	—	8,241
Exercise of warrants to purchase common stock	—	—	23,012	1	200	—	201
Vesting of restricted shares related to stock option exercises	—	—	—	—	633	—	633
Repurchase of unvested restricted shares related to stock option exercises	—	—	(30,126)	—	3	—	3
Conversion of Preferred stock	(89,291,773)	(191,855)	30,894,953	309	191,546	—	191,855
Issuance of common stock, net of issuance costs of $8,375	—	—	4,807,692	48	73,307	—	73,355
Dividend paid to shareholders	—	—	—	—	(12,605)	(86,846)	(99,451)
Excess tax benefit related to restricted shares	—	—	—	—	1,555	—	1,555
Net income	—	—	—	—	—	90	90

Balance, July 28, 2012	—	$—	53,972,006	$540	$266,594	$(220,368)	$46,766

See accompanying notes to financial statements.

FIVE BELOW, INC.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Twenty-six weeks ended
	July 28, 2012	July 30, 2011
Operating activities:
Net income	$90	$3,211
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,342	3,091
Gain on conversion of note payable	(200)	—
Loss on debt extinguishment	1,587	—
Amortization of deferred financing costs	305	14
Warrant expense related to professional service providers for services rendered	43	25
Stock-based compensation expense	8,241	595
Deferred income tax expense	7,551	246
Other	(71)	—
Changes in operating assets and liabilities:
Prepaid income taxes	(10,577)	20
Inventories	(24,841)	(16,258)
Prepaid expenses and other assets	(4,884)	(3,287)
Accounts payable	4,717	7,714
Income taxes payable	(9,139)	1,577
Accrued salaries and wages	(6,424)	(206)
Deferred rent	6,228	2,578
Other accrued expenses	2,460	3,490

Net cash (used in) provided by operating activities	(20,572)	2,810

Investing activities:
Capital expenditures	(11,603)	(9,236)

Net cash used in investing activities	(11,603)	(9,236)

Financing activities:
Borrowing under Term Loan Facility	100,000	—
Repayment of Term Loan Facility	(65,250)	—
Cash paid for debt financing costs	(2,738)	—
Repayment of note payable	(50)	—
Dividend paid to shareholders	(99,451)	—
Net proceeds from issuance of common stock	74,308	—
Proceeds from exercise of warrants to purchase common stock	201	—
Repurchase of unvested restricted shares related to stock option exercises	(17)	(32)
Excess tax benefit related to restricted shares	1,555	—

Net cash provided by (used in) financing activities	8,558	(32)

Net decrease in cash and cash equivalents	(23,617)	(6,458)
Cash and cash equivalents at beginning of period	41,293	12,153

Cash and cash equivalents at end of period	$17,676	$5,695

See accompanying notes to financial statements.

FIVE BELOW, INC.

Notes to Financial Statements

(Unaudited)

(in thousands, except store, share, per share and price data)

(1) Summary of Significant Accounting Policies

(a) Nature of Business

Five Below, Inc. (the “Company”) is a specialty value retailer offering merchandise targeted at the teen and pre-teen demographic. The Company offers an edited assortment of products, priced at $5 and below. The Company’s edited assortment of products includes select brands and licensed merchandise. The Company believes its merchandise is readily available, and that there are a number of potential vendors that could be utilized, if necessary, under approximately the same terms the Company is currently receiving; thus, it is not dependent on a single vendor or a group of vendors.

The Company is incorporated in the Commonwealth of Pennsylvania and as of July 28, 2012 operated 226 stores in Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri and Georgia, each operating under the name “Five Below.”

(b) Basis of Presentation

The balance sheets as of July 28, 2012 and July 30, 2011, statements of operations for the thirteen weeks and twenty-six weeks ended July 28, 2012 and July 30, 2011, the statement of changes in convertible preferred stock and shareholders’ equity (deficit) for the twenty-six weeks ended July 28, 2012 and the statements of cash flows for the twenty-six weeks ended July 28, 2012 and July 30, 2011 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim reporting and are unaudited. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended July 28, 2012 and July 30, 2011. The balance sheet as of January 28, 2012, presented herein, has been derived from the audited balance sheet included in the Company’s prospectus, as amended, filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended on July 19, 2012, and referred to herein as the “Prospectus,” but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements for the fiscal year ended January 28, 2012 and footnotes thereto included in the Prospectus. The results of operations for the thirteen weeks and twenty-six weeks ended July 28, 2012 and July 30, 2011 are not necessarily indicative of operating results for the year ended February 2, 2013 or any other period.

On July 17, 2012, the Company amended its articles of incorporation to reflect a 0.3460-for-1 reverse stock split of its common stock. The amendment also changed the authorized shares of the Company’s common stock to 120,000,000 shares. Concurrent with the reverse stock split, the Company adjusted (i) the conversion price of its Series A 8% Convertible Preferred Stock, (ii) the number of shares subject to and the exercise price of its outstanding stock option awards under its equity incentive plan and (iii) the number of shares subject to and the exercise price of its outstanding warrants to equitably reflect the split. All common stock share and per-share data included in these financial statements give effect to the reverse stock split and the change in authorized shares and have been adjusted retroactively for all periods presented.

(c) Fiscal Year

The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. The fiscal quarters ended July 28, 2012 and July 30, 2011 refer to the 13-week periods ended as of those dates. The year-to-date periods ended July 28, 2012 and July 30, 2011 refer to the 26-week periods ended as of those dates.

(d) Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in ASU No. 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (IFRS) and change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU No. 2011-04 is effective during interim and annual periods beginning after December 15, 2011. The adoption of the new requirements of ASU No. 2011-04 did not have an impact on the Company’s financial position or results of operations.

(e) Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation at the measurement date:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Inputs, other than Level 1, that are either directly or indirectly observable.

Level 3: Unobservable inputs developed using the Company’s estimates and assumptions which reflect those that market participants would use.

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts payable, and borrowings under a line of credit and term loan facility. The Company believes that: (1) the carrying value of cash and cash equivalents and accounts payable are representative of their respective fair value due to the short-term nature of these instruments; (2) the carrying value of the borrowings under the line of credit approximates their fair value because the line of credit’s interest rates vary with market interest rates; and (3) the carrying value of the borrowings under the term loan facility approximates their fair value due to the proximity of the debt issue date and the latest balance sheet date and the variable component of the interest on the debt. The Company considers the inputs utilized to determine the fair value of the borrowings under the term loan facility to be Level 2 inputs. At July 28, 2012, January 28, 2012 and July 30, 2011, the Company had cash equivalents of $11,608, $41,023 and $4,034, respectively. The Company’s cash equivalents consist of a money market account for which fair value was determined based on Level 1 inputs.

(2) Income (Loss) Per Common Share

Basic income (loss) per common share amounts are calculated using the weighted-average number of common shares outstanding for the period. Diluted income (loss) per common share amounts are calculated using the weighted-average number of common shares outstanding for the period and include the dilutive impact of preferred stock using the if-converted method and exercise of stock options and warrants as well as assumed lapse of restrictions on restricted stock awards using the treasury stock method.

The two-class method is used to calculate basic and diluted income (loss) per common share since preferred and restricted stock are participating securities under Accounting Standards Codification (ASC) 260 Earnings per share. The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, basic income (loss) per common share is computed by dividing net income (loss) attributable to common shares after allocation of income to participating securities by the weighted-average number of common shares outstanding during the year. Diluted income (loss) per common share is computed using the more dilutive of the two-class method or the if-converted method. In periods of net loss, no effect is given to participating securities since they do not contractually participate in the losses of the Company.

The following table reconciles the weighted average common shares outstanding used in the computations of basic and diluted loss per share:

	Thirteen weeks ended		Twenty-six weeks ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Numerator:
Net income	$1,247	$2,212	$90	$3,211
Dividend paid to preferred shareholders	(62,504)	—	(62,504)	—
Dividend paid to unvested restricted shareholders	(2,899)	—	(2,899)	—
Series A 8% Convertible Preferred Stock cumulative dividends	—	(3,870)	—	(7,739)

Net loss attributable to common shareholders	$(64,156)	$(1,658)	$(65,313)	$(4,528)

Denominator:
Weighted-average common shares outstanding - basic	18,803,979	15,854,003	17,627,376	15,826,046

Weighted-average common share outstanding - diluted	18,803,979	15,854,003	17,627,376	15,826,046

Per common share:
Basic loss per common share	$(3.41)	$(0.10)	$(3.71)	$(0.29)
Diluted loss per common share	$(3.41)	$(0.10)	$(3.71)	$(0.29)

For the thirteen and twenty-six weeks ended July 30, 2011, preferred stock that could be converted to 30,894,953 shares of common stock were not included in the computations of diluted earnings per share, as the effect of doing so would have been anti-dilutive. The preferred stock was converted to common stock on July 24, 2012 and was included in the computation of loss per share during the thirteen and twenty-six weeks ended July 28, 2012 on a weighted-average basis.

The effects of the assumed exercise of the combined stock options and warrants and vesting of restricted share awards of 2,588,032 shares of common stock as of July 28, 2012 and 2,562,144 shares of common stock as of July 30, 2011 were excluded from the calculation of diluted net loss as the effect would be antidilutive due to the net losses attributable to common shareholders. These shares do not affect the impact of any incremental repurchases under the treasury stock method.

(3) Financing Transactions, Line of Credit and Note Payable

Financing Transactions

On May 16, 2012, the Company entered into a $100,000 term loan facility with Goldman Sachs Bank USA as administrative agent for a syndicate of lenders (the “Term Loan Facility”). The Company used the net proceeds from the Term Loan Facility and cash on hand to pay a dividend on its common and preferred stock (note 5), totaling $99,451. On the same day, the Company amended and restated its existing senior secured revolving credit facility with Wells Fargo Bank, National Association, which is described below under “—Line of Credit.” The Company refers to the Term Loan Facility, the revolving credit facility, as amended and restated, and related transactions as the “Financing Transactions.”

The Term Loan Facility provided for a term loan of $100,000 and matures on the earlier of (i) May 16, 2015 and (ii) the date on which such facility is accelerated following the occurrence of an event of default. The Term Loan Facility provides for interest on borrowings, at the option of the Company, at an alternate base rate which is the greater of (i) the administrative agent’s prime rate in effect on such day and (ii) the federal funds effective rate in effect on such day plus 0.50% with a 2.00% floor, plus a margin of 3.25%, or a LIBOR-based rate with a 1.00% floor plus a margin of 4.25%. The credit agreement for the Term Loan Facility includes a maximum consolidated net leverage ratio financial covenant, the calculation of which allows the Company to net up to $10,000 of its cash and cash equivalents against its indebtedness. The Company’s leverage ratio must not exceed 3.25x for the testing periods in calendar year 2012, 2.75x to 2.50x for the testing periods in calendar year 2013, 2.00x for the testing periods in calendar year 2014 and 1.75x thereafter. The Company is required to pay $250 quarterly against the principal amount of the Term Loan Facility and the unpaid balance upon maturity.

The credit agreement for the Term Loan Facility also includes customary negative and affirmative covenants including, among others, limitations on the Company’s ability to: (i) incur additional debt; (ii) create liens; (iii) make certain investments, loans and advances; (iv) sell assets; (v) pay dividends or make distributions or other restricted payments; (vi) engage in mergers or consolidations; or (vii) change its business.

The Term Loan Facility is subject to repayment upon the receipt of certain proceeds, including those from the sale of certain assets, insurance proceeds and indebtedness not otherwise permitted. The Term Loan Facility was also subject to repayment of $50,000 upon the receipt of proceeds from an initial public offering. The Company closed its initial public offering (the “Offering”) on July 24, 2012. On July 27, 2012, the Company repaid $65,250 of principal on the Term Loan Facility and $683 of interest. As of July 28, 2012, the balance outstanding under the Term Loan Facility was $34,750, bearing interest at a rate of 5.25%. In connection with the Term Loan Facility, the Company incurred deferred financing costs of $2,688 which are being amortized over the term of the Term Loan Facility. The amortization is included in interest expense, net, in the accompanying statements of operations. In connection with the repayment in July 2012, $1,587 of the deferred financing costs were written off and included in loss on debt extinguishment in the accompanying statements of operations. The remaining deferred financing costs, net of amortization, are included in other assets in the accompanying balance sheet at July 28, 2012.

Amounts under the credit agreement for the Term Loan Facility may become due upon certain events of default including, among others, failure to comply with the credit agreement’s covenants, bankruptcy, default on certain other indebtedness or a change in control. The default rate under the term loan facility is 2.00% per annum.

All obligations under the Term Loan Facility are secured by substantially all of the Company’s assets.

As of July 28, 2012, the Company was in compliance with the financial covenant and other covenants applicable to it under the Term Loan Facility.

Line of Credit

On August 18, 2006, the Company entered into a Loan and Security Agreement with a bank that included a revolving line of credit with advances tied to a borrowing base. The Loan and Security Agreement has been amended and/or restated several times, the latest on May 16, 2012 (as amended and restated, the “Revolving Credit Facility”), generally to extend the maturity date, increase maximum borrowings, adjust the applicable interest rates and modify certain definitions. The Revolving Credit Facility allows maximum borrowings of $20,000 with advances tied to a borrowing base and expires on the earliest to occur of (i) May 16, 2017, (ii) the date which is 45 days prior to the maturity date of the Term Loan Facility or (iii) upon the occurrence of an event of default. The Revolving Credit Facility may be increased to $30,000 upon certain conditions. The Revolving Credit Facility includes a $5,000 sublimit for the issuance of letters of credit. The borrowing base is 90% of eligible credit card receivables plus 90% of the net recovery percentage of eligible inventory less established reserves. In connection with the amended and restated Revolving Credit Facility, the Company incurred deferred financing costs of $50 in May 2012 which are being amortized over the remaining term of the Revolving Credit Facility.

The Revolving Credit Facility provides for interest on borrowings, at the option of the Company, at (a) a prime rate plus a margin of (i) 0.75% if excess availability is greater than or equal to 75%, (ii) 1.0% if excess availability is less than 75% but greater than or equal to 33% or (iii) 1.25% if excess availability is less than 33% or (b) a LIBOR-based rate plus a margin of (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. The Revolving Credit Facility further provides for a letter of credit fee equal to the LIBOR-based rate plus (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. The Revolving Credit Facility also contains an unused credit facility fee of 0.375% per annum and is subject to a servicing fee of $12 per year.

The Revolving Credit Facility includes a covenant which requires the Company to maintain minimum excess collateral availability of no less than the greater of (i) 10% of the then effective maximum credit and (ii) $3,000.

The Revolving Credit Facility also includes customary negative and affirmative covenants including, among others, limitations on the Company’s ability to (i) incur additional debt; (ii) create liens; (iii) make certain investments, loans and advances; (iv) sell assets; (v) pay dividends or make distributions or other restricted payments; (vi) engage in mergers or consolidations; or (vii) change its business.

Additionally, the Revolving Credit Facility is subject to payment upon the receipt of certain proceeds, including those from the sale of certain assets and is subject to an increase in the interest rate on borrowings and the letter of credit fee of 2.0% upon an event of default. Amounts under the Revolving Credit Facility may become due upon certain events of default including among others, failure to comply with the Revolving Credit Facility covenants, bankruptcy, default on certain other indebtedness or a change in control.

All obligations under the Revolving Credit Facility are secured by substantially all of the Company’s assets.

As of July 28, 2012, the Company was in compliance with the covenants applicable to it under the Revolving Credit Facility. During the twenty-six weeks ended July 28, 2012, there were no borrowings under the Revolving Credit Facility.

Note Payable

On December 10, 2010 the Company entered into a Loan and Security Agreement (the Note) for $250 with a governmental authority. On May 13, 2012, a portion of the Note ($200) was converted to a grant upon the Company meeting certain non-financial conditions and the remainder of $50 was paid back in full along with interest outstanding.

(4) Commitments and Contingencies

The Company leases property and equipment under non-cancelable operating leases. Certain retail store lease agreements provide for contingent rental payments if the store’s net sales exceed stated levels (percentage rents) and/or contain escalation clauses, which provide for increases in base rental for increases in future operating costs. Many of the Company’s leases provide for one or more renewal options for periods ranging from five to seven years. The Company’s operating lease agreements, including assumed extensions which are generally those that take the lease to a ten-year term, expire through 2022.

The Company’s minimum rental commitments under operating lease agreements, including assumed extensions, as of July 28, 2012, are as follows:

	Retail stores	Corporate office and distribution center	Total
Fiscal year:
Remaining 2012	$16,209	$1,057	$17,266
2013	35,460	2,426	37,886
2014	34,880	2,688	37,568
2015	32,741	2,953	35,694
2016	29,668	1,372	31,040
Thereafter	126,263	4,445	130,708

	$275,221	$14,941	$290,162

Rent expense, including base and contingent rent under operating leases, was $8,174 and $5,911 for the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively. Contingent rents were $64 and $95 for the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively. Rent expense, including base and contingent rent under operating leases, was $15,232 and $10,979 for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively. Contingent rents were $174 and $194 for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively.

The Company has employment agreements with certain key employees that provide for, among other things, salary, bonus, severance, and change-in-control provisions. The severance and change of control provisions under these agreements provide for additional payments upon employee separation of up to approximately $3,700.

From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial condition or results of operations.

The Company has other purchase commitments of $286 as of July 28, 2012, consisting of purchase agreements for materials that will be used in the construction of new stores.

(5) Shareholders’ Equity

Preferred Stock

Prior to the closing of the Offering on July 24, 2012, the Company had outstanding 89,291,773 shares of Series A 8% Convertible Preferred Stock, which were entitled to receive cumulative dividends of 8% of their original issue price of $2.17 per share per year compounded annually and payable in cash when and if declared by the Company’s board of directors; however, the Company could not pay, unless otherwise consented to by the holders of Series A 8% Convertible Preferred Stock, any dividends on common stock unless an equal amount of dividends per share (on an as converted basis) was simultaneously paid to the holders of the Series A 8% Convertible Preferred Stock. Effective immediately prior to the closing of the Offering on July 24, 2012, all outstanding shares of Series A 8% Convertible Preferred Stock were converted into 30,894,953 shares of common stock and ceased to be entitled to the payment of any dividends that accrued on such shares as of the effective time of the conversion.

In the event of any liquidation, dissolution, or winding up of the Company, as defined, or deemed liquidation event, as defined, the holders of the Series A 8% Convertible Preferred Stock were entitled to receive the greater of the original issue price of $2.17 per share plus any accrued and unpaid dividends, or the amount that would have been paid if the Series A 8% Convertible Preferred Stock was converted to common stock, before any payment was made to the common shareholders. The Series A 8% Convertible Preferred Stock was presented outside of shareholders’ equity (deficit) since its redemption under certain circumstances was beyond the control of the Company’s management.

Common Stock

In March 2012, options to purchase 2,020,620 shares of common stock granted during Fiscal 2010, including options to purchase 1,010,310 shares that were subject to time-based and performance based vesting, were cancelled and an equal number of restricted shares were granted. One-third of the shares vested in March 2012 and the remaining two-thirds vest in equal installments on the first and second anniversary of the grant.

In connection with the cancellation and grant, the Company will record total compensation expense of $17,400 including $5,300 which was recorded on the date of the modification and the remainder on a straight-line basis over the two-year vesting period.

In March 2012, the Company granted warrants to purchase 11,245 shares of common stock at an exercise price of $11.21 per share to professional service providers. During the twenty-six weeks ended July 28, 2012, 23,012 warrants were exercised and, as of July 28, 2012, no warrants remained outstanding.

On July 18, 2012, two members of the board of directors were each issued 3,529 restricted shares at $17.00 per share. These shares vest and become free of forfeiture restrictions on the earlier of: (i) the one-year anniversary of the issuance date or (ii) the date of the Company’s next annual shareholder meeting following the issuance date.

On July 24, 2012, the Company completed the Offering of 11,057,692 shares of common stock at a price of $17.00 per share. The common stock was listed on The NASDAQ Global Select Market under the symbol “FIVE.” The shares sold in the Offering were registered under the Securities Act of 1933, as amended, pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-180780), which was declared effective by the SEC on July 18, 2012. Of the 11,057,692 shares sold in the Offering, the Company issued 4,807,692 shares, and 6,250,000 shares were sold by selling shareholders of the Company, including 1,442,308 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option. The Company did not receive any proceeds from shares sold by the selling shareholders. The Company received proceeds of $73,355, net of $8,375 in underwriting discounts and legal, accounting and other fees incurred in connection with the Offering. Of the $73,355 net proceeds received from the Offering, $65,250 and $683, respectively, were used to repay principal and interest under the Term Loan Facility that existed as of the date of the Offering. The remaining net proceeds of the Offering were used for general corporate purposes, including working capital.

Dividends

On May 15, 2012, the Company declared and subsequently paid on May 16, 2012 a dividend of $2.02 per share on shares of common stock (including restricted shares) and on an as-converted basis on shares of Series A 8% Convertible Preferred Stock totaling $99,451. Refer to note 6 for additional information regarding changes to outstanding stock options resulting from the dividend payment.

(6) Common Stock Options

Effective July 26, 2002, the Company adopted the 2002 Equity Incentive Plan (the Plan) pursuant to which the Company’s board of directors may grant stock options and restricted shares to officers, directors, key employees, and professional service providers. The Plan, as amended as of July 24, 2012, increased the number of shares authorized for issuance under the Plan to a total of 7,600,000 shares. All stock options have a term not greater than 10 years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s board of directors. Options granted to date generally vest over four years from the date of grant. As of July 28, 2012, 5,011,819 stock options or restricted shares were available for grant.

On May 23, 2012, the Company’s board of directors, in accordance with the Plan’s documents, approved an equitable adjustment to all options outstanding at the date of the Company’s dividend declaration to reflect the dividend value received by the Company’s common and preferred shareholders. The exercise price of each outstanding option was reduced by $2.02. The adjustment did not result in additional compensation expense given the adjustment was required under the Plan’s documents and there was no increase in the fair value of the awards before and after payment of the dividend and adjustment of the awards.

On August 25, 2010, the Company’s board of directors agreed to allow option holders, as of that date, to exercise, during a twenty day offer period, all options issued and outstanding under the Plan, regardless if those options were vested and exercisable (Vested Options) or were not currently vested and exercisable (Unvested Options).

On October 13, 2010, the holders of the stock options exercised all of their outstanding Vested and Unvested Options to purchase shares of the Company’s common stock. The Unvested Options were exercised for restricted shares of common stock that have the same vesting schedule as the Unvested Options that were exercised for those shares. The restricted shares are subject to repurchase by the Company should the option holder’s employment be terminated prior to the vesting at a purchase price equal to the lesser of: (i) the exercise price paid for the restricted shares, and (ii) the fair market value of the restricted shares at the time of repurchase. For accounting purposes, as the shares remain subject to their original vesting provisions, the early exercises are being recorded as if the original options remain outstanding until the respective shares vest. Exercise proceeds received prior to the shares vesting are recorded as a deposit liability in other accrued expenses on the accompanying balance sheets. As of July 28, 2012, $478 was recorded as a deposit liability.

The following table summarizes the activity related to the restricted shares of common stock:

	Number of shares	Deposit liability
Unvested, January 28, 2012	141,927	$1,131
Vested	(82,422)	(633)
Repurchases upon employee termination	(3,308)	(20)

Unvested, July 28, 2012	56,197	$478

Stock option activity under the Plan was as follows:

	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term
Balance at January 28, 2012	2,627,955	6.47	9.0
Granted	574,360	12.99
Forfeited	(3,998)	11.04
Cancelled (see note 5)	(2,020,620)	6.30
Exercised	—	—

Balance at July 28, 2012(1)	1,177,697	8.19	9.3

Exercisable at July 28, 2012	—

(1)	The weighted-average exercise price at July 28, 2012 reflects the adjustment of $2.02 per share resulting from the dividend declared on May 15, 2012, as described above.

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twenty-six Weeks Ended
	July 28, 2012	July 30, 2011
Expected volatility	50.0%	50.0%
Risk-free interest rate	1.4%	2.5%
Expected life of options	6.3 years	7.0 years
Expected dividend yield	—	—

The Company uses the simplified method to estimate the expected term of the option. Expected volatility was based upon historical volatility analysis of public company peers, and the risk-free rate for the expected term of the option was based on the U.S. Treasury yield curve in effect at the time of grant.

The per-share weighted average grant-date fair value of stock options granted to employees, including outside directors, for the periods ended July 28, 2012 and July 30, 2011 was $4.85 and $3.50 respectively.

As of July 28, 2012, there was $15,602 of total unrecognized compensation costs related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average vesting period of 1.7 years.

(7) Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Income before income taxes	$2,090	$3,683	$162	$5,347
Income tax expense	843	1,471	72	2,136
Effective tax rate	40.3%	39.9%	44.4%	39.9%

The effective tax rates for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011 were based on the Company’s forecasted annualized effective tax rates, adjusted for discrete items that occurred within the periods presented.

For the thirteen weeks ended July 28, 2012 and July 30, 2011, total income taxes paid were $1,813 and $8, respectively. For the twenty-six weeks ended July 28, 2012 and July 30, 2011, total income taxes paid were $10,683 and $198, respectively.

The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s balance sheets at July 28, 2012, January 28, 2012 or July 30, 2011, and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the statement of operations for the thirteen or twenty-six weeks ended July 28, 2012 or July 30, 2011.

The Company files a federal income tax return as well as state tax returns. The Company’s U.S. federal income tax returns for the years ended January 30, 2010 and thereafter remain subject to examination by the U.S. Internal Revenue Service (IRS). State returns are filed in various state jurisdictions, as appropriate, with varying statutes of limitation and remain subject to examination.

(8) Related-Party Transactions

During the thirteen weeks ended July 28, 2012 and July 30, 2011, the Company incurred fees of $1,391 and $107, respectively, related to services provided by certain shareholders and professional service firms for which certain shareholders are partners. Fees related to the thirteen weeks ended July 28, 2012 were primarily IPO-related fees.

During the twenty-six weeks ended July 28, 2012 and July 30, 2011, the Company incurred fees of $2,738 and $221, respectively, related to services provided by certain shareholders and professional service firms for which certain shareholders are partners. Fees related to the twenty-six weeks ended July 28, 2012 were primarily IPO-related fees.

(9) Subsequent Events

From July 29, 2012 to September 11, 2012, the Company committed to 4 new fully executed retail leases with an average term of 9 years that have future minimum lease payments of approximately $5,600.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with “Selected Financial and Other Data,” and the financial statements and related notes included in our prospectus, as amended, filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended on July 19, 2012, which we refer to as the “Prospectus” and the financial statements and related notes as of and for the thirteen and twenty-six weeks ended July 28, 2012 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II. Item 1A. “Risk Factors”. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to “fiscal year 2012” or “fiscal 2012” refer to the fiscal year ended February 2, 2013 and references to “fiscal year 2011” or “fiscal 2011” refer to the fiscal year ended January 28, 2012. The quarters and year-to-date periods ended July 28, 2012 and July 30, 2011, respectively, each contain 13 and 26 weeks. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or present facts or conditions, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the introduction of new merchandise, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable terminology.

The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our views as of the date of this report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described below and in Part II. Item 1A “Risk Factors.” These factors include without limitation:

•	failure to successfully implement our growth strategy;

•	disruptions in our ability to select, obtain, distribute and market merchandise profitably;

•	our ability to successfully expand our distribution network capacity;

•	disruptions to our distribution network or the timely receipt of inventory;

•	inability to attract and retain qualified employees;

•	ability to increase sales and improve the efficiencies, costs and effectiveness of our operations;

•	our dependence on our executive officers and other key personnel or our inability to hire additional qualified personnel;

•	our ability to successfully manage our inventory balances and inventory shrinkage;

•	our lease obligations;

•	changes in our competitive environment, including increased competition from other retailers;

•	increasing costs due to inflation, increased operating costs or energy prices;

•	the seasonality of our business;

•	disruptions to our information technology systems in the ordinary course or as a result of system upgrades;

•	our failure to maintain adequate internal controls;

•	our ability to obtain additional financing;

•	failure to secure customers’ confidential or credit card information, or other private data relating to our employees or our company;

•	natural disasters, unusual weather conditions, pandemic outbreaks, global political events, war and terrorism;

•	current economic conditions and other economic factors;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•	our inability to protect our brand name, trademarks and other intellectual property rights;

•	increased costs as a result of being a public company; and

•	restrictions imposed by our indebtedness on our current and future operations.

Readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements. All of the forward-looking statements we have included in this quarterly report are based on information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Overview

Five Below is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the teen and pre-teen customer. We offer a dynamic, edited assortment of exciting products, all priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of July 28, 2012, we operated 226 stores in 18 states.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales, comparable store sales, cost of goods sold, gross profit, selling, general and administrative expenses, and operating income.

Net Sales

Net sales constitute gross sales net of merchandise returns for damaged or defective goods. Net sales consist of sales from comparable stores and non-comparable stores. Revenue from the sale of gift cards is deferred and not included in net sales until the gift cards are redeemed to purchase merchandise.

Our business is seasonal and as a result, our net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.

Comparable Store Sales

Comparable store sales include net sales from stores that have been open for at least 15 full months from their opening date.

Comparable stores include the following:

•	Stores that have been remodeled while remaining open;

•	Stores that have been relocated within the same trade area, to a location that is not significantly different in size, in which the new store opens at about the same time as the old store closes; and

•	Stores that have expanded, but are not significantly different in size, within their current locations.

For stores that are relocated or expanded, the following periods are excluded when calculating comparable store sales:

•	The period of construction and pre-opening during which the store is closed through:

•	the last day of the fiscal year in which the store was relocated or expanded (for stores that increased significantly in size); or

•	the last day of the fiscal month in which the store re-opens (for all other stores); and

•	The period beginning on the first anniversary of the date the store closed for construction through the first anniversary of the date the store re-opened.

There may be variations in the way in which some of our competitors and other retailers calculate comparable or “same store” sales. As a result, data in this quarterly report regarding our comparable store sales may not be comparable to similar data made available by other retailers. Non-comparable store sales are comprised of new store sales, sales for stores not open for a full 15 months, and sales from existing store relocation and expansion projects that were temporarily closed and not included in comparable store sales.

Measuring the change in fiscal year-over-year comparable store sales allows us to evaluate how our store base is performing. Various factors affect comparable store sales, including:

•	consumer preferences, buying trends and overall economic trends;

•	our ability to identify and respond effectively to customer preferences and trends;

•	our ability to provide an assortment of high-quality, trend-right and everyday product offerings that generate new and repeat visits to our stores;

•	the customer experience we provide in our stores;

•	the level of traffic near our locations in the power, community and lifestyle centers in which we operate;

•	competition;

•	changes in our merchandise mix;

•	pricing;

•	our ability to source and distribute products efficiently;

•	the timing of promotional events and holidays;

•	the timing of introduction of new merchandise and customer acceptance of new merchandise;

•	our opening of new stores in the vicinity of existing stores; and

•	the number of items purchased per store visit.

Opening new stores is an important part of our growth strategy. As we continue to pursue our growth strategy, we expect that a significant percentage of our net sales will continue to come from new stores not included in comparable store sales. Accordingly, comparable store sales are only one measure we use to assess the success of our growth strategy.

Cost of Goods Sold and Gross Profit

Gross profit is equal to our net sales less our cost of goods sold. Gross margin is gross profit as a percentage of our net sales. Cost of goods sold reflects the direct costs of purchased merchandise and inbound freight, as well as store occupancy, distribution and buying expenses. Store occupancy costs include rent, common area maintenance, utilities and property taxes for all store locations. Distribution costs include costs for receiving, processing, warehousing and shipping of merchandise to or from our distribution center and between store locations. Buying costs include compensation expense and other costs for our internal buying organization.

These costs are significant and can be expected to continue to increase as our company grows. The components of our cost of goods sold may not be comparable to the components of cost of goods sold or similar measures of our competitors and other retailers. As a result, data in this quarterly report regarding our gross profit and gross margin may not be comparable to similar data made available by our competitors and other retailers.

The variable component of our cost of goods sold is higher in higher volume quarters because the variable component of our cost of goods sold generally increases as net sales increase. We regularly analyze the components of gross profit as well as gross margin. Any inability to obtain acceptable levels of initial markups, a significant increase in our use of markdowns, and a significant increase in inventory shrinkage or inability to generate sufficient sales leverage on the store occupancy, distribution and buying components of costs of goods sold could have an adverse impact on our gross profit and results of operations. Changes in the mix of our products may also impact our overall cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses are composed of payroll and other compensation, marketing and advertising expense, depreciation and amortization expense and other selling and administrative expenses. SG&A expenses as a percentage of net sales are usually higher in lower sales volume quarters and lower in higher sales volume quarters.

The components of our SG&A expenses may not be comparable to those of other retailers. We expect that our SG&A expenses will increase in future periods due to our continuing store growth and in part due to additional legal, accounting, insurance and other expenses we expect to incur as a result of being a public company. Among other things, we expect that compliance with the Sarbanes-Oxley Act of 2002 and related rules and regulations could result in significant incremental legal, accounting and other overhead costs. In addition, any increase in future stock option or other stock-based grants or modifications will increase our stock-based compensation expense included in SG&A.

Operating Income

Operating income equals gross profit less SG&A expenses. Operating income excludes interest expense or income and income tax expense or benefit. We use operating income as an indicator of the productivity of our business and our ability to manage SG&A expenses. Operating income percentage measures operating income as a percentage of our net sales.

Stock Split

On July 17, 2012, we amended our articles of incorporation to reflect a 0.3460-for-1 reverse stock split of our common stock. The amendment also changed the authorized shares of our common stock to 120,000,000 shares. Concurrent with the reverse stock split, we adjusted (i) the conversion price of our Series A 8% convertible preferred stock, (ii) the number of shares subject to and the exercise price of our outstanding stock option awards under our equity incentive plan and (iii) the number of shares subject to and the exercise price of our outstanding warrants to equitably reflect the split. All common stock share and per-share data presented in this quarterly report gives effect to the reverse stock split and the change in authorized shares and have been adjusted retroactively for all periods presented.

Initial Public Offering

On July 24, 2012, we completed our initial public offering of 11,057,692 shares of common stock at a price of $17.00 per share. The common stock was listed on The NASDAQ Global Select Market under the symbol “FIVE.” The shares sold in the offering were registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-1 (File No. 333-180780), which was declared effective by the Securities and Exchange Commission on July 18, 2012. Of the 11,057,692 shares sold in the offering, we issued 4,807,692 shares, and 6,250,000 shares were sold by selling shareholders, including 1,442,308 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option. We did not receive any proceeds from shares sold by the selling shareholders. We received proceeds of approximately $73.4 million, net of approximately $8.4 million in underwriting discounts and legal, accounting and other fees incurred in connection with the offering. Of the $73.4 million net proceeds received from the offering, approximately $65.3 million and $0.7 million, respectively, were used to repay principal and interest under our term loan facility that existed as of the date of the offering. The remaining net proceeds of the offering were used for general corporate purposes, including working capital.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands, except total stores)
Statements of Operations Data:
Net sales	$86,820	$61,966	$158,649	$109,393
Cost of goods sold	58,073	41,955	106,882	74,795

Gross profit	28,747	20,011	51,767	34,598
Selling, general and administrative expenses	24,012	16,323	48,997	29,249

Operating income	4,735	3,688	2,770	5,349
Interest expense, net	1,316	5	1,279	2
Loss on debt extinguishment	1,587	—	1,587	—
Other income	(258)	—	(258)	—

Income before income taxes	2,090	3,683	162	5,347
Income tax expense	843	1,471	72	2,136

Net income	$1,247	$2,212	$90	$3,211

Percentage of Net Sales:
Net sales	100%	100%	100%	100%
Cost of goods sold	66.9%	67.7%	67.4%	68.4%

Gross profit	33.1%	32.3%	32.6%	31.6%
Selling, general and administrative expenses	27.7%	26.3%	30.9%	26.7%

Operating income	5.5%	6.0%	1.7%	4.9%
Interest expense, net	1.5%	—%	0.8%	—%
Loss on debt extinguishment	1.8%	—%	1.0%	—%
Other income	(0.3%)	—%	(0.2%)	—%

Income before income taxes	2.4%	5.9%	0.1%	4.9%
Income tax expense	1.0%	2.4%	—%	2.0%

Net income	1.4%	3.6%	0.1%	2.9%

Operational Data:
Total stores at end of period	226	168	226	168
Comparable store sales growth	8.6%	0.7%	9.4%	3.8%
Average net sales per store(1)	$401	$368	$766	$694

(1)	Only includes stores open during the full period.

Thirteen Weeks Ended July 28, 2012 Compared to the Thirteen Weeks Ended July 30, 2011

Net Sales

Net sales increased to $86.8 million in the thirteen weeks ended July 28, 2012 from $62.0 million in the thirteen weeks ended July 30, 2011, an increase of $24.9 million, or 40.1%. The increase was the result of a non-comparable store sales increase of $20.4 million and a comparable store sales increase of $4.5 million. During the thirteen weeks ended July 28, 2012, we opened 27 new stores compared to 23 new stores opened during the thirteen weeks ended July 30, 2011. We plan to open 18 additional stores during the remainder of the fiscal year. The increase in non-comparable store sales was driven by new stores and stores that opened in fiscal 2011 but have not been open for 15 full months.

Comparable store sales increased 8.6% for the thirteen weeks ended July 28, 2012 compared to the thirteen weeks ended July 30, 2011. This increase resulted from an increase of approximately 8.0% in the number of transactions in our stores and an increase in the average dollar value of transactions of approximately 0.6%.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased to $58.1 million in the thirteen weeks ended July 28, 2012 from $42.0 million in the thirteen weeks ended July 30, 2011, an increase of $16.1 million, or 38.4%. The increase in cost of goods sold was primarily the result of a $12.1 million increase in the direct costs of goods resulting from an increase in sales and a $3.1 million increase in store occupancy costs as a result of new store openings.

Gross profit increased to $28.7 million in the thirteen weeks ended July 28, 2012 from $20.0 million from the thirteen weeks ended July 30, 2011, an increase of $8.7 million, or 43.7%. Gross margin increased to 33.1% in the thirteen weeks ended July 28, 2012 from 32.3% for the thirteen weeks ended July 30, 2011, an increase of 82 basis points. The increase in gross margin was primarily the result of the combined increase in distribution, buying and store occupancy expense, as these expenses increased at a lower rate than the increase in net sales and increased margin by 55, 9 and 7 basis points, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $24.0 million in the thirteen weeks ended July 28, 2012 from $16.3 million in the thirteen weeks ended July 30, 2011, an increase of $7.7 million, or 47.1%. As a percentage of net sales, selling, general and administrative expenses increased 132 basis points to 27.7% in the thirteen weeks ended July 28, 2012 compared to 26.3% in the thirteen weeks ended July 30, 2011. The increase in selling, general and administrative expense was primarily the result of increases of $4.7 million of store-related expenses to support new store growth, $1.5 million of stock-based compensation expense associated with the ongoing expense recognition over the remaining vesting period related to the cancellation of certain stock options in exchange for the grant of restricted shares in March 2012, and $1.4 million in corporate-related expense.

Interest Expense, Net

Interest expense, net increased to $1.3 million in the thirteen weeks ended July 28, 2012 from $5,000 in the thirteen weeks ended July 30, 2011, an increase of $1.3 million. The increase in interest expense resulted from the outstanding balance of our term loan facility.

Loss on Debt Extinguishment

In connection with a $65.3 million repayment of the $100.0 million term loan facility, we wrote-off $1.6 million of deferred financing costs in the thirteen weeks ended July 28, 2012.

Income Tax Expense

Income tax expense for the thirteen weeks ended July 28, 2012 was $0.8 million compared to $1.5 million for the thirteen weeks ended July 30, 2011, a decrease of $0.6 million, or 42.7%. This decrease in income tax expense was primarily the result of a $1.6 million decrease in pre-tax income. Our effective tax rate was 40.3% for the thirteen weeks ended July 28, 2012 compared to 39.9% for July 30, 2011. For the remainder of fiscal 2012, we believe our effective tax rate will be approximately 40%.

Net Income

As a result of the foregoing, net income decreased to $1.2 million in the thirteen weeks ended July 28, 2012 from $2.2 million in the thirteen weeks ended July 30, 2011, a decrease of $1.0 million, or 43.6%.

Twenty-Six Weeks Ended July 28, 2012 Compared to the Twenty-Six Weeks Ended July 30, 2011

Net Sales

Net sales increased to $158.6 million in the twenty-six weeks ended July 28, 2012 from $109.4 million in the twenty-six weeks ended July 30, 2011, an increase of approximately $49.3 million, or 45.0%. The increase was the result of a non-comparable store sales increase of $40.1 million and a comparable store sales increase of $9.2 million. During the twenty-six weeks ended July 28, 2012, we opened 34 new stores compared to 26 net new stores during the twenty-six weeks ended July 30, 2011. We plan to open 18 additional stores during the remainder of the fiscal year. The primary driver for our increase in non-comparable store sales was from the increase in the number of stores that opened in fiscal 2011 but have not been open for 15 full months, as well as new stores.

Comparable store sales increased 9.4% for the twenty-six weeks ended July 28, 2012 compared to the twenty-six weeks ended July 30, 2011. This increase resulted from an increase of approximately 9.0% in the number of transactions in our stores and an increase in the average dollar value of transactions of approximately 0.4%.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased to $106.9 million in the twenty-six weeks ended July 28, 2012 from $74.8 million in the twenty-six weeks ended July 30, 2011, an increase of $32.1 million, or 42.9%. The increase in cost of goods sold was primarily the result of a $24.3 million increase in the direct costs of goods resulting from an increase in sales and a $5.9 million increase in store occupancy costs as a result of new store openings.

Gross profit increased to $51.8 million in the twenty-six weeks ended July 28, 2012 from $34.6 million in the twenty-six weeks ended July 30, 2011, an increase of $17.2 million, or 49.6%. Gross margin increased to 32.6% in the twenty-six weeks ended July 28, 2012 from 31.6% for the twenty-six weeks ended July 30, 2011, an increase of 100 basis points. The increase in gross margin was primarily the result of 52 and 41 basis point increases from distribution and store occupancy expense, respectively, as these expenses increased at a lower rate than the increase in net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $49.0 million in the twenty-six weeks ended July 28, 2012 from $29.2 million in the twenty-six weeks ended July 30, 2011, an increase of $19.7 million, or 67.5%. As a percentage of net sales, selling, general and administrative expenses increased 415 basis points to 30.9% in the twenty-six weeks ended July 28, 2012 compared to 26.7% in the twenty-six weeks ended July 30, 2011. The increase in selling, general and administrative expense was primarily the result of increases of $8.6 million of store-related expenses to support new store growth, $7.4 million of stock-based compensation expense associated with the cancellation of certain stock options in exchange for the grant of restricted shares and $3.7 million in corporate-related expense.

Interest Expense, Net

Interest expense, net increased to $1.3 million in the twenty-six weeks ended July 28, 2012 from $2,000 in the twenty-six weeks ended July 30, 2011, an increase of $1.3 million. The increase in interest expense resulted from the outstanding balance of our term loan facility.

Loss on Debt Extinguishment

In connection with the $65.3 million repayment of the $100.0 million term loan facility, we wrote-off $1.6 million of deferred financing costs in the twenty-six weeks ended July 28, 2012.

Income Tax Expense

Income tax expense for the twenty-six weeks ended July 28, 2012 was $72,000 compared to $2.1 million for the twenty-six weeks ended July 30, 2011, a decrease of $2.1 million, or 96.6%. This decrease in income tax was primarily the result of a $5.2 million decrease in pre-tax income. Our effective tax rate was 44.4% during the twenty-six weeks ended July 28, 2012 and 39.9% during the twenty-six weeks ended July 30, 2011. For the remainder of fiscal 2012, we believe our effective tax rate will be approximately 40%.

Net Income

As a result of the foregoing, net income decreased to $90,000 in the twenty-six weeks ended July 28, 2012 from $3.2 million in the twenty-six weeks ended July 30, 2011, a decrease of $3.1 million, or 97.2%.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from operations, historical equity financings and borrowings under our revolving credit facility. Our primary cash needs are for capital expenditures and working capital. During the period ended July 28, 2012, we also entered into a term loan facility and used the proceeds to pay a dividend in May 2012.

Capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make capital expenditures of approximately $22.0 million in fiscal 2012, which we expect to fund from cash generated from operations. We expect to devote approximately $16.9 million of our capital expenditure budget in fiscal 2012 to construct and open 52 net new stores and a new distribution center, which will continue into fiscal 2013, with the remainder projected to be spent on corporate infrastructure and store relocations and remodels. As of July 28, 2012, we did not have any material commitments for capital expenditures.

Our primary working capital requirements are for the purchase of store inventory and payment of payroll, rent, other store operating costs and distribution costs. Our working capital requirements fluctuate during the year, rising in the third and fourth fiscal quarters as we take title to increasing quantities of inventory in anticipation of our peak, year-end holiday shopping season in the fourth fiscal quarter. Fluctuations in working capital are also driven by the timing of new store openings.

Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand and borrowings under our revolving credit facility. We did not have any direct borrowings under our revolving credit facility during the twenty six weeks ended July 28, 2012. When we have used our revolving credit facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. Over the past three fiscal years, to the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter.

Based on our growth plans, we believe that our cash position, net cash provided by operating activities and availability under our revolving credit facility will be adequate to finance our planned capital expenditures, working capital requirements and debt service over the next 12 months and for the foreseeable future thereafter. If cash flows from operations and borrowings under our revolving credit facility are not sufficient or available to meet our requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current shareholders.

Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011
	(in millions)
Net cash (used in) provided by operating activities	$(20.6)	$2.8
Net cash used in investing activities	(11.6)	(9.2)
Net cash provided by (used in) financing activities	8.6	—

Net decrease during period in cash and cash equivalents	$(23.6)	$(6.5)

Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the twenty-six weeks ended July 28, 2012 was $20.6 million, a decrease of approximately $23.4 million compared to the twenty-six weeks ended July 30, 2011. The increase in net cash used in operating activities was primarily the result of an increase in income taxes paid of $10.5 million, the settlement of $6.8 million of book overdrafts that were outstanding at January 28, 2012, the payment of $6.0 million of non-contractual bonuses to certain executive officers for performance which were accrued at January 28, 2012 and an increase in working capital needs to support our store growth. Partially offsetting the increases were increased operating cash flows from store results.

Cash Used in Investing Activities

Net cash used in investing activities for the twenty-six weeks ended July 28, 2012 was $11.6 million, an increase of $2.4 million compared to the twenty-six weeks ended July 30, 2011 related solely to capital expenditures. The increase in capital expenditures was primarily for our new store construction and corporate infrastructure.

Cash (Used in) Provided by Financing Activities

Net cash provided by financing activities for the twenty-six weeks ended July 28, 2012 was $8.6 million, an increase of $8.6 million compared to the twenty-six weeks ended July 30, 2011. The increase in net cash provided by financing activities was primarily the result of $100.0 million of proceeds from our new term loan (see below) and $74.3 million from proceeds from our initial public offering, partially of set by $99.5 million of dividend payments, a $65.3 million repayment of the new term loan and $2.7 in debt financing costs. Please see “—Financing Transactions” for a description of the term loan facility entered into on May 16, 2012.

Financing Transactions

On May 16, 2012, we entered into a $100.0 million term loan facility with Goldman Sachs Bank USA as administrative agent for a syndicate of lenders, which we refer to as the term loan facility. We used the net proceeds from the term loan facility and cash on hand to pay a dividend on our common and preferred stock, totaling $99.5 million. On the same day, we amended and restated our existing senior secured revolving credit facility with Wells Fargo Bank, National Association, which is described below under “—Line of Credit.” We refer to the term loan facility, the revolving credit facility, as amended and restated, and related transactions as the “Financing Transactions.”

The term loan facility provided for a term loan of $100.0 million and matures on the earlier of (i) May 16, 2015 and (ii) the date on which such facility is accelerated following the occurrence of an event of default. The term loan facility provides for interest on borrowings, at our option, at an alternate base rate which is the greater of (i) the administrative agent’s prime rate in effect on such day and (ii) the federal funds effective rate in effect on such day plus 0.50% with a 2.00% floor, plus a margin of 3.25%, or a LIBOR-based rate with a 1.00% floor plus a margin of 4.25%. The credit agreement for the term loan facility includes a maximum consolidated net leverage ratio financial covenant, the calculation of which allows us to net up to $10.0 million of our cash and cash equivalents against our indebtedness. Our leverage ratio must not exceed 3.25x for the testing periods in calendar year 2012, 2.75x to 2.50x for the testing periods in calendar year 2013, 2.00x for the testing periods in calendar year 2014 and 1.75x thereafter. We are required to pay $0.3 million quarterly against the principal amount of the term loan facility and the unpaid balance upon maturity.

The credit agreement for the term loan facility also includes customary negative and affirmative covenants including, among others, limitations on our ability to: (i) incur additional debt; (ii) create liens; (iii) make certain investments, loans and advances; (iv) sell assets; (v) pay dividends or make distributions or other restricted payments; (vi) engage in mergers or consolidations; or (vii) change our business.

The term loan facility is subject to payment upon the receipt of certain proceeds, including those from the sale of certain assets, insurance proceeds and indebtedness not otherwise permitted. The term loan facility was also subject to repayment of $50.0 million upon the receipt of proceeds from our initial public offering. We closed our initial public offering on July 24, 2012. On July 27, 2012, we repaid $65.3 million of principal against the term loan facility and $0.7 million of interest. As of July 28, 2012, the balance outstanding under the term loan facility was $34.8 million, bearing interest at a rate of 5.25%. In connection with the term loan facility, we incurred deferred financing costs of $2.7 million which are being amortized over the term of the term loan facility. In connection with the payment in July 2012, $1.6 million of the deferred financing costs were written off.

Amounts under the credit agreement for the term loan facility may become due upon certain events of default including, among others, failure to comply with the credit agreement’s covenants, bankruptcy, default on certain other indebtedness or a change in control. The default rate under the term loan facility is 2.00% per annum.

All obligations under the term loan facility are secured by substantially all of our assets.

As of July 28, 2012, we were in compliance with the financial covenant and other covenants applicable to us under the term loan facility.

Line of Credit

On August 18, 2006, we entered into a Loan and Security Agreement with a bank that included a revolving line of credit with advances tied to a borrowing base. The Loan and Security Agreement has been amended and/or restated several times, the latest on May 16, 2012 (as amended and restated, the “revolving credit facility”), generally to extend the maturity date, increase maximum borrowings, adjust the applicable interest rates and modify certain definitions. The revolving credit facility allows maximum borrowings of $20.0 million with advances tied to a borrowing base and expires on the earliest to occur of (i) May 16, 2017, (ii) the date which is 45 days prior to the maturity date of the term loan facility or (iii) upon the occurrence of an event of default. The revolving credit facility may be increased to $30.0 million upon certain conditions. The revolving credit facility includes a $5.0 million sublimit for the issuance of letters of credit. The borrowing base is 90% of eligible credit card receivables plus 90% of the net recovery percentage of eligible inventory less established reserves. In connection with the amended and restated revolving credit facility we incurred deferred financing costs of $50,000 in May 2012, which are being amortized over the remaining term of the revolving credit facility.

The revolving credit facility provides for interest on borrowings, at our option, at (a) a prime rate plus a margin of (i) 0.75% if excess availability is greater than or equal to 75%, (ii) 1.0% if excess availability is less than 75% but greater than or equal to 33% or (iii) 1.25% if excess availability is less than 33% or (b) a LIBOR-based rate plus a margin of (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. The revolving credit facility further provides for a letter of credit fee equal to the LIBOR-based rate plus (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. The revolving credit facility also contains an unused credit facility fee of 0.375% per annum and is subject to a servicing fee of $12,000 per year.

The revolving credit facility includes a covenant which requires us to maintain minimum excess collateral availability of no less than the greater of (i) 10% of the then effective maximum credit and (ii) $3.0 million.

The revolving credit facility also includes customary negative and affirmative covenants including, among others, limitations on our ability to (i) incur additional debt; (ii) create liens; (iii) make certain investments, loans and advances; (iv) sell assets; (v) pay dividends or make distributions or other restricted payments; (vi) engage in mergers or consolidations; or (vii) change our business.

Additionally, the revolving credit facility is subject to payment upon the receipt of certain proceeds, including those from the sale of certain assets and is subject to an increase in the interest rate on borrowings and the letter of credit fee of 2.0% upon an event of default. Amounts under the revolving credit facility may become due upon certain events of default including among others, failure to comply with the revolving credit facility covenants, bankruptcy, default on certain other indebtedness or a change in control.

All obligations under the revolving credit facility are secured by substantially all of our assets.

As of July 28, 2012, we were in compliance with the covenants applicable to us under the revolving credit facility. During the twenty-six weeks ended July 28, 2012, there were no borrowings under the revolving credit facility.

Note Payable

On December 10, 2010 we entered into a Loan and Security Agreement (“the Note”) for $0.3 million with a governmental authority. At May 13, 2012, a portion of the note ($0.2 million) was converted to a grant upon us meeting certain non-financial conditions and the remainder of $50,000 was paid back in full along with interest outstanding.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in the Prospectus. We believe that there have been no significant changes to our critical accounting policies during the twenty six weeks ended July 28, 2012.

Contractual Obligations

Except as set forth below, there have been no material changes to our contractual obligations as disclosed in the July 18, 2012 prospectus, constituting part of our Registration Statement on Form S-1, as amended (Registration No. 333-180780), other than those which occur in the ordinary course of business.

Since January 28, 2012, we have entered into 38 new fully executed retail leases with an average term of 10 years and other lease modifications that have future minimum lease payments of approximately $62.0 million. In addition, we have entered into the term loan facility in May 2012 increasing our notes payable to $34.8 million.

Off Balance Sheet Arrangements

As of and for the twenty-six weeks ended July 28, 2012, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS). The amendments in ASU No. 2011-04 result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles, or U.S. GAAP, and international financial reporting standards, or IFRS, and change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU No. 2011-04 is effective during interim and annual periods beginning after December 15, 2011. The adoption of the new requirements of ASU No. 2011-04 did not have an impact on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. We have a revolving credit facility which includes a revolving line of credit with advances tied to a borrowing base, and a term loan facility, both of which bear interest at a variable rate. Because our revolving credit facility and term loan facility bear interest at a variable rate, we will be exposed to market risks relating to changes in interest rates.

As of July 28, 2012, we had no outstanding borrowings under our revolving credit facility, nor did we have any borrowings during fiscal year 2012.

As of July 28, 2012, the principal amount of the term loan was $34.8 million. The term loan facility carries a variable interest rate that is tied to our lender’s prime rate, the federal funds effective rate plus 0.50% with a 2.0% floor plus a margin of 3.25% or a LIBOR-based rate with a 1.0% floor plus a margin of 4.25%. Based on a sensitivity analysis at July 28, 2012, a 100 basis point increase in market interest rates would increase our annual interest expense on the term loan facility by approximately $0.3 million. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the thirteen weeks ended July 28, 2012 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to various proceedings, lawsuits, disputes, and claims arising in the ordinary course of our business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us from time to time include commercial, intellectual property, customer, and employment actions, including class action lawsuits. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance. We cannot predict with assurance the outcome of actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact income in the quarter of such development, settlement, or resolution. If a potential loss arising from these lawsuits, claims and pending actions is probable and reasonably estimable, we record the estimated liability based on circumstances and assumptions existing at the time. Although the outcome of these and other claims cannot be predicted with certainty, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Risk factors that affect our business and financial results are discussed under the heading “Risk Factors” beginning on page 11 of the Prospectus. There have been no material changes in our risk factors from those previously disclosed in the Prospectus, which are incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 24, 2012, we completed an initial public offering of an aggregate of 11,057,692 shares of our common stock at a price of $17.00 per share. On that date, we issued and sold 4,807,692 shares, and certain of our shareholders sold 6,250,000 shares, including 1,442,308 shares of common stock pursuant to the underwriters’ exercise of their option to purchase additional shares to cover over-allotment (“over-allotment shares”). We did not receive any proceeds from the sale of shares by the selling shareholders. The shares were registered pursuant to our Registration Statement on Form S-1, which was declared effective on July 18, 2012. The offering commenced on July 18, 2012 and closed on July 24, 2012. As of the date of filing this report, the offering has terminated, and all of the securities registered pursuant to the offering have been sold prior to termination.

Goldman, Sachs & Co, Barclays Capital Inc. and, Jefferies & Company, Inc. served as joint representatives of the several underwriters for the offering. The total price to the public for the shares offered and sold in the offering, including the over-allotment shares, was $187,980,764. The amount of expenses incurred by the Company in connection with the offering is as follows:

(in millions)
Underwriting discount and commissions	$3.7
Finders’ fees	—
Expenses paid to or for underwriters	—
Other expenses	4.7

Total expenses	$8.4

The foregoing expenses are a reasonable estimate of the expenses incurred by us in the offering and do not represent the exact amount of expenses incurred. All of the foregoing expenses were direct or indirect payments to persons other than (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates.

The net proceeds of the offering to us (after deducting the foregoing expenses) were $73.4 million. On July 24, 2012, the closing date of the offering, we received the proceeds from the offering, which have been utilized to repay $65.3 million and $0.7 million of principal and interest, respectively, under our new term loan facility that existed as of the date of the offering and the remaining net proceeds of the offering were used for general corporate purposes, including working capital.

There has been no material change in the use of proceeds from the Offering as described in our Prospectus under “Use of Proceeds”.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

No.		Description

3.1	*	Amended and Restated Articles of Incorporation of Five Below, Inc., effective July 24, 2012 (incorporated by reference to Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-180780) as filed on June 12, 2012).

3.2	*	Amended and Restated Bylaws of Five Below, Inc., effective July 24, 2012 (incorporated by reference to Exhibit 3.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-180780) as filed on June 12, 2012).

3.3	*	Third Amended and Restated Certificate of Designations, Preferences, Limitations and Special Rights of the Series A 8% Convertible Preferred Stock of Five Below, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-180780) as filed on May 24, 2012).

4.1	*	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-180780) as filed on July 9, 2012).

10.1	*	Second Amendment to Amended and Restated Investor Rights Agreement, dated May 23, 2012, by and among Five Below, Inc., the Significant Common Shareholders signatory thereto and the Series A Preferred Shareholders signatory thereto (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-180780) as filed on May 24, 2012).

10.2	*	Third Amendment to Second Amended and Restated Shareholders Agreement, dated May 23, 2012, by and among Five Below, Inc. and the Shareholders party thereto and any other Persons signatory thereto from time to time (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-180780) as filed on May 24, 2012).

10.3	*	Five Below, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-180780) as filed on June 12, 2012).

10.4	*	Five Below, Inc. Performance Bonus Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-180780) as filed on June 12, 2012).

10.5	*	Credit Agreement, dated as of May 16, 2012, among Five Below, Inc. and the Lenders Party thereto, and Goldman Sachs Bank USA, Barclays Bank PLC and Jefferies Finance, LLC, collectively as lead arrangers and lead bookrunners and, individually, as administrative agent and collateral agent, syndication agent, and documentation agent, respectively, and Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Trust Company Americas, UBS Securities LLC and Wells Fargo Bank, National Association, as arrangers and bookrunners (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-180780) as filed on May 24, 2012).

10.6	*	Security Agreement, dated as of May 16, 2012, among Five Below, Inc. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-180780) as filed on May 24, 2012).

10.7	*	Second Amended and Restated Loan and Security Agreement, dated May 16, 2012, by and between Five Below, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-180780) as filed on May 24, 2012).

10.8	*	Lien Subordination and Intercreditor Agreement, dated May 16, 2012, among Wells Fargo, National Association, Goldman Sachs Bank USA and Five Below, Inc. (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-180780) as filed on May 24, 2012).

10.9	*	Five Below, Inc. Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-180780) as filed on May 24, 2012).

10.10	*	Letter Employment Agreement, dated May 16, 2012, by and between David Johnston and Five Below, Inc. (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-180780) as filed on June 12, 2012).

10.11	*	Non-Qualified Stock Option Agreement dated May 23, 2012, by and between David Johnston and Five Below, Inc. (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-180780) as filed on June 12, 2012).

31.1		Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†		The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Balance Sheets as of July 28, 2012, January 28, 2012 and July 30, 2011; (ii) the Unaudited Statements of Operations for the Thirteen and Twenty-six Weeks Ended July 28, 2012 and July 30, 2011; (iii) the Unaudited Statement of Changes in Convertible Preferred Stock and Shareholders’ Equity (Deficit) for the Twenty-six Weeks Ended July 28, 2012; (iv) Unaudited Statements of Cash Flows for the Twenty-six Weeks Ended July 28, 2012 and July 30, 2011 and (v) the Notes to Unaudited Financial Statements, tagged as blocks of text.

*	Incorporated by reference.

†	Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE BELOW, INC.

Date: September 11, 2012	/s/ Thomas G. Vellios
Thomas G. Vellios
President and Chief Executive Officer (Principal Executive Officer)

Date: September 11, 2012	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Balance Sheets as of July 28, 2012, January 28, 2012 and July 30, 2011; (ii) the Unaudited Statements of Operations for the Thirteen and Twenty-six Weeks Ended July 28, 2012 and July 30, 2011; (iii) the Unaudited Statement of Changes in Convertible Preferred Stock and Shareholders’ Equity (Deficit) for the Twenty-six Weeks Ended July 28, 2012; (iv) Unaudited Statements of Cash Flows for the Twenty-six Weeks Ended July 28, 2012 and July 30, 2011 and (v) the Notes to Unaudited Financial Statements, tagged as blocks of text.

†	Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.