Form 10-Q
period 2012-10-27
FIVE BELOW, INC
filed 2012-11-30
CIK 1177609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-35600

Five Below, Inc.

(Exact name of Registrant as Specified in its Charter)

Pennsylvania	75-3000378
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1818 Market Street, Suite 1900
Philadelphia, PA	19103
(Address of Principal Executive Offices)	(Zip Code)

(215) 546-7909

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 29, 2012 was 53,971,930.

FIVE BELOW, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIVE BELOW, INC.

Balance Sheets

(Unaudited)

(in thousands, except share data)

	October 27, 2012	January 28, 2012	October 29, 2011
Assets
Current assets:
Cash and cash equivalents	$7,245	$41,293	$1,767
Inventories	84,399	38,790	57,573
Prepaid income taxes	9,951	—	—
Deferred income taxes	—	4,863	3,031
Prepaid expenses and other current assets	12,250	7,303	7,928

Total current assets	113,845	92,249	70,299
Property and equipment, net	54,086	42,040	40,192
Deferred income taxes	—	—	164
Other assets	1,083	238	222

	$169,014	$134,527	$110,877

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	40,250	23,588	27,774
Income taxes payable	—	9,139	1,732
Accrued salaries and wages	1,693	9,254	1,536
Other accrued expenses	11,472	7,961	10,737
Deferred income taxes	1,710	—	—

Total current liabilities	55,125	49,942	41,779
Notes payable	34,500	250	250
Deferred rent	27,773	20,933	20,777
Deferred income taxes	2,216	1,306	—

Total liabilities	119,614	72,431	62,806

Commitments and contingencies (note 4)
Preferred stock, $0.01 par value. Authorized 100,000,000 shares; 10,000,000 shares undesignated; 90,000,000 shares designated as Series A 8% Convertible Preferred Stock, $0.01 par value. Issued and outstanding zero, 89,291,773 and 89,291,773 shares, respectively, with a liquidation preference of zero, $214,420 and $210,210, respectively.	—	191,855	191,855

Shareholders’ equity (deficit):
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 53,972,006, 16,248,797 and 16,084,358 shares, respectively.	540	162	161
Additional paid-in capital	268,499	3,691	2,094
Accumulated deficit	(219,639)	(133,612)	(146,039)

Total shareholders’ equity (deficit)	49,400	(129,759)	(143,784)

	$169,014	$134,527	$110,877

See accompanying notes to financial statements.

FIVE BELOW, INC.

Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$86,587	$61,895	$245,236	$171,288
Cost of goods sold	59,656	43,522	166,538	118,317

Gross profit	26,931	18,373	78,698	52,971
Selling, general and administrative expenses	25,090	17,634	74,087	46,883

Operating income	1,841	739	4,611	6,088
Interest expense, net	550	6	1,829	8
Loss on debt extinguishment	7	—	1,594	—
Other income	—	—	(258)	—

Income before income taxes	1,284	733	1,446	6,080
Income tax expense	555	293	627	2,429

Net income	729	440	819	3,651
Dividend paid to preferred and unvested restricted shareholders	—	—	(65,403)	—
Series A 8% Convertible Preferred Stock cumulative dividends	—	(3,964)	—	(11,703)
Net income attributable to participating securities	(19)	—	—	—

Net income (loss) attributable to common shareholders	$710	$(3,524)	$(64,584)	$(8,052)

Basic income (loss) per common share	$0.01	$(0.22)	$(2.21)	$(0.51)

Diluted income (loss) per common share	$0.01	$(0.22)	$(2.21)	$(0.51)

Dividends declared and paid per common share	$—	$—	$2.02	$—

Weighted average shares outstanding:
Basic shares	52,565,576	15,884,527	29,282,385	15,845,372

Diluted shares	52,959,169	15,884,527	29,282,385	15,845,372

See accompanying notes to financial statements.

FIVE BELOW, INC.

Statement of Changes in Convertible Preferred Stock and Shareholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Series A 8% Convertible Preferred Stock		Shareholders’ Equity (Deficit)
			Common stock		Additional paid- in capital	Accumulated deficit	Total shareholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance, January 28, 2012	89,291,773	$191,855	16,248,797	$162	$3,691	$(133,612)	$(129,759)
Issuance of warrants to purchase common stock to professional service providers	—	—	—	—	43	—	43
Stock-based compensation expense	—	—	2,027,678	20	10,137	—	10,157
Exercise of warrants to purchase common stock	—	—	23,012	1	200	—	201
Vesting of restricted shares related to stock option exercises	—	—	—	—	719	—	719
Repurchase of unvested restricted shares related to stock option exercises	—	—	(30,126)	—	3	—	3
Conversion of Preferred Stock	(89,291,773)	(191,855)	30,894,953	309	191,546	—	191,855
Issuance of common stock, net of issuance costs of $8,467	—	—	4,807,692	48	73,215	—	73,263
Dividend paid to shareholders	—	—	—	—	(12,605)	(86,846)	(99,451)
Excess tax benefit related to restricted shares	—	—	—	—	1,550	—	1,550
Net income	—	—	—	—	—	819	819

Balance, October 27, 2012	—	$—	53,972,006	$540	$268,499	$(219,639)	$49,400

See accompanying notes to financial statements.

FIVE BELOW, INC.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirty-nine weeks ended
	October 27, 2012	October 29, 2011
Operating activities:
Net income	$819	$3,651
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,841	5,001
Gain on conversion of note payable	(200)	—
Loss on debt extinguishment	1,594	—
Amortization of deferred financing costs	387	21
Warrant expense related to professional service providers for services rendered	43	31
Stock-based compensation expense	10,157	839
Deferred income tax expense	7,483	418
Other	(71)	322
Changes in operating assets and liabilities:
Prepaid income taxes	(9,951)	20
Inventories	(45,609)	(30,819)
Prepaid expenses and other assets	(5,008)	(3,872)
Accounts payable	16,662	17,376
Income taxes payable	(9,139)	1,591
Accrued salaries and wages	(7,561)	(507)
Deferred rent	7,499	6,054
Other accrued expenses	2,207	5,025

Net cash (used in) provided by operating activities	(23,847)	5,151

Investing activities:
Capital expenditures	(17,442)	(15,397)

Net cash used in investing activities	(17,442)	(15,397)

Financing activities:
Borrowing under Term Loan Facility	100,000	—
Repayment of Term Loan Facility	(65,500)	—
Cash paid for debt financing costs	(2,751)	—
Repayment of note payable	(50)	—
Dividend paid to shareholders	(99,451)	—
Net proceeds from issuance of common stock	73,259	—
Proceeds from exercise of warrants to purchase common stock	201	—
Repurchase of unvested restricted shares related to stock option exercises	(17)	(140)
Excess tax benefit related to restricted shares	1,550	—

Net cash provided by (used in) financing activities	7,241	(140)

Net decrease in cash and cash equivalents	(34,048)	(10,386)
Cash and cash equivalents at beginning of period	41,293	12,153

Cash and cash equivalents at end of period	$7,245	$1,767

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

The Company is incorporated in the Commonwealth of Pennsylvania and as of October 27, 2012 operated 243 stores in Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri and Georgia, each operating under the name “Five Below.”

(b) Fiscal Year

The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. The period from January 29, 2012 to February 2, 2013 consists of a 53-week fiscal year and is referenced as fiscal 2012 and the period from January 30, 2011 to January 28, 2012 consists of a 52-week fiscal year and is referenced as fiscal 2011. The fiscal quarters ended October 27, 2012 and October 29, 2011 refer to the 13-week periods ended as of those dates. The year-to-date periods ended October 27, 2012 and October 29, 2011 refer to the 39-week periods ended as of those dates.

(c) Basis of Presentation

The balance sheets as of October 27, 2012 and October 29, 2011, statements of operations for the thirteen weeks and thirty-nine weeks ended October 27, 2012 and October 29, 2011, the statement of changes in convertible preferred stock and shareholders’ equity (deficit) for the thirty-nine weeks ended October 27, 2012 and the statements of cash flows for the thirty-nine weeks ended October 27, 2012 and October 29, 2011 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended October 27, 2012 and October 29, 2011. The balance sheet as of January 28, 2012, presented herein, has been derived from the audited balance sheet included in the Company’s prospectus, as amended, filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 19, 2012, and referred to herein as the “Prospectus,” but does not include all disclosures required by U.S. GAAP. These financial statements should be read in conjunction with the financial statements for the fiscal year ended January 28, 2012 and footnotes thereto included in the Prospectus. The results of operations for the thirteen weeks and thirty-nine weeks ended October 27, 2012 and October 29, 2011 are not necessarily indicative of operating results for the year ending February 2, 2013 or any other period.

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

(d) Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in ASU No. 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (“IFRS”) and change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU No. 2011-04 is effective during interim and annual periods beginning after December 15, 2011. The adoption of the new requirements of ASU No. 2011-04 did not have an impact on the Company’s financial position or results of operations.

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

The Company’s financial instruments consist primarily of cash equivalents, accounts payable, and borrowings under a line of credit and Term Loan Facility (as defined in note 3). The Company believes that: (1) the carrying value of cash equivalents and accounts payable are representative of their respective fair value due to the short-term nature of these instruments; (2) the carrying value of the borrowings under the line of credit approximates their fair value because the line of credit’s interest rates vary with market interest rates; and (3) the carrying value of the borrowings under the Term Loan Facility approximates fair value because the debt’s interest component varies with market interest rates. The Company considers the inputs utilized to determine the fair value of the borrowings under the Term Loan Facility to be Level 2 inputs. At October 27, 2012, January 28, 2012 and October 29, 2011, the Company had cash equivalents of $622, $41,023 and $8, respectively. The Company’s cash equivalents consist of credit card receivables and a money market account for which fair value was determined based on Level 1 inputs.

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

The two-class method is used to calculate basic and diluted income (loss) per common share since the Company’s preferred and restricted stock are participating securities under Accounting Standards Codification (“ASC”) 260 Earnings per share. The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, basic income (loss) per common share is computed by dividing net income (loss) attributable to common shares after allocation of income to participating securities by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per common share is computed using the more dilutive of the two-class method or the if-converted method. In periods of net loss, no effect is given to participating securities since they do not contractually participate in the losses of the Company. The two-class method is the more dilutive method for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011.

The following table reconciles the weighted average common shares outstanding used in the computations of basic and diluted income (loss) per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Numerator:
Net income	$729	$440	$819	$3,651
Dividend paid to preferred shareholders	—	—	(62,504)	—
Dividend paid to unvested restricted shareholders	—	—	(2,899)	—
Series A 8% Convertible Preferred Stock cumulative dividends	—	(3,964)	—	(11,703)
Net income attributable to participating securities	(19)	—	—	—

Net income (loss) attributable to common shareholders	$710	$(3,524)	$(64,584)	$(8,052)

Denominator:
Weighted-average common shares outstanding - basic	52,565,576	15,884,527	29,282,385	15,845,372
Dilutive impact of options	393,593	—	—	—

Weighted-average common share outstanding - diluted	52,959,169	15,884,527	29,282,385	15,845,372

Per common share:
Basic income (loss) per common share	$0.01	$(0.22)	$(2.21)	$(0.51)
Diluted income (loss) per common share	$0.01	$(0.22)	$(2.21)	$(0.51)

As discussed above, the Company is required to use the two-class method to compute basic and diluted income (loss) per common share. During the thirty-nine weeks ended October 27, 2012 and the thirteen and thirty-nine weeks ended October 29, 2011, the dividends paid or accumulated to preferred and unvested restricted shareholders reduced undistributed earnings, to be allocated between common shares and participating securities, to zero, for purposes of calculating net income per share using the two-class method. As such, net losses were solely attributable to common shareholders.

For the thirteen and thirty-nine weeks ended October 29, 2011, preferred stock that could be converted to 30,894,953 shares of common stock were not included in the computations of diluted earnings per share, as the effect of doing so would have been anti-dilutive. The preferred stock was converted to common stock on July 24, 2012 and was included in the computation of income (loss) per share during the thirteen and thirty-nine weeks ended October 27, 2012 on a weighted-average basis.

For the thirteen weeks ended October 27, 2012, the effects of the assumed exercise of combined stock options and warrants of 15,668, were excluded from the calculation of diluted net income as their impact would have been anti-dilutive.

The effects of the assumed exercise of combined stock options and warrants and vesting of restricted share awards of 2,553,707 shares of common stock for the thirty-nine weeks ended October 27, 2012 and 2,724,839 shares of common stock for the thirteen and thirty-nine weeks ended October 29, 2011 were excluded from the calculation of diluted net loss as the effect would be anti-dilutive due to the net losses attributable to common shareholders. The aforementioned excluded shares do not reflect the impact of any incremental repurchases under the treasury stock method.

(3) Financing Transactions, Line of Credit and Note Payable

Financing Transactions

On May 16, 2012, the Company entered into a $100,000 term loan facility with Goldman Sachs Bank USA as administrative agent for a syndicate of lenders (the “Term Loan Facility”). The Company used the net proceeds from the Term Loan Facility and cash on hand to pay a dividend on its common and preferred stock (note 5), totaling $99,451. On the same day, the Company amended and restated its existing senior secured Revolving Credit Facility with Wells Fargo Bank, National Association, which is defined below under “—Line of Credit.” The Company refers to the Term Loan Facility, the Revolving Credit Facility and related transactions as the “Financing Transactions.”

The Term Loan Facility provided for a term loan of $100,000 and matures on the earlier of (i) May 16, 2015 and (ii) the date on which such facility is accelerated following the occurrence of an event of default. The Term Loan Facility provides for interest on borrowings, at the option of the Company, at an alternate base rate which is the greater of (i) the administrative agent’s prime rate in effect on such day and (ii) the federal funds effective rate in effect on such day plus 0.50% with a 2.00% floor, plus a margin of 3.25%, or a London Interbank Offer Rate (“LIBOR”) based rate with a 1.00% floor plus a margin of 4.25%. The credit agreement for the Term Loan Facility includes a maximum consolidated net leverage ratio financial covenant, the calculation of which allows the Company to net up to $10,000 of its cash and cash equivalents against its indebtedness. The Company’s leverage ratio must not exceed 3.25x for the testing periods in calendar year 2012, 2.75x to 2.50x for the testing periods in calendar year 2013, 2.00x for the testing periods in calendar year 2014 and 1.75x thereafter.

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

The Term Loan Facility is subject to repayment upon the receipt of certain proceeds, including those from the sale of certain assets, insurance proceeds and indebtedness not otherwise permitted. The Term Loan Facility was also subject to repayment of $50,000 upon the receipt of proceeds from the Company’s initial public offering (the “IPO”). The Company closed its IPO on July 24, 2012. On July 27, 2012, the Company repaid $65,250 of principal on the Term Loan Facility and $683 of interest. On October 26, 2012, the Company repaid $250 of principal on the Term Loan Facility. As of October 27, 2012, the balance outstanding under the Term Loan Facility was $34,500, bearing interest at a rate of 5.25%. Pursuant to the terms of the Term Loan Facility, due to the repayment of $65,250 of principal under the Term Loan Facility in July, the Company is no longer required to make minimum quarterly payments and the unpaid balance will be due upon maturity. In connection with the Term Loan Facility, the Company incurred deferred financing costs of $2,701 which are being amortized over the term of the Term Loan Facility. The amortization is included in interest expense, net, in the statements of operations. In connection with the repayment in July 2012, $1,594 of the deferred financing costs were written off and included in loss on debt extinguishment in the statements of operations. The remaining deferred financing costs, net of amortization, are included in other assets in the balance sheet at October 27, 2012.

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

As of October 27, 2012, the Company was in compliance with the financial covenant and other covenants applicable to it under the Term Loan Facility.

Line of Credit

On August 18, 2006, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with a bank that included a revolving line of credit with advances tied to a borrowing base. The Loan and Security Agreement has been amended and/or restated several times, the latest on May 16, 2012 (as amended and restated, the “Revolving Credit Facility”), generally to extend the maturity date, increase maximum borrowings, adjust the applicable interest rates and modify certain definitions. The Revolving Credit Facility allows maximum borrowings of $20,000 with advances tied to a borrowing base and expires on the earliest to occur of (i) May 16, 2017, (ii) the date which is 45 days prior to the maturity date of the Term Loan Facility or (iii) upon the occurrence of an event of default. The Revolving Credit Facility may be increased to $30,000 upon certain conditions. The Revolving Credit Facility includes a $5,000 sublimit for the issuance of letters of credit. The borrowing base is 90% of eligible credit card receivables plus 90% of the net recovery percentage of eligible inventory less established reserves. In connection with the Revolving Credit Facility, the Company incurred deferred financing costs of $50 in May 2012 which are being amortized over the remaining term of the Revolving Credit Facility.

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

As of October 27, 2012, the Company was in compliance with the covenants applicable to it under the Revolving Credit Facility. During the thirty-nine weeks ended October 27, 2012, there were no borrowings under the Revolving Credit Facility.

Note Payable

On December 10, 2010 the Company entered into a loan and security agreement (the “Note”) for $250 with a governmental authority. On May 13, 2012, a portion of the Note ($200) was converted to a grant upon the Company meeting certain non-financial conditions and the remainder of $50 was paid back in full along with interest outstanding.

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

The Company’s minimum rental commitments under operating lease agreements, including assumed extensions, as of October 27, 2012, are as follows:

	Retail stores	Corporate office and distribution centers(1)	Total
Fiscal year:
Remaining 2012	$8,382	$528	$8,910
2013	36,481	2,858	39,339
2014	36,252	4,413	40,665
2015	34,207	4,678	38,885
2016	31,086	3,097	34,183
Thereafter	133,678	15,564	149,242

	$280,086	$31,138	$311,224

(1)	On September 27, 2012, the Company executed a lease agreement for a second distribution center located in Olive Branch, Mississippi. The building is approximately 600,000 square feet with a lease term of 10 years and provides renewal options for three successive five-year periods. The future minimum lease payments for the new distribution center are approximately $16,725 over the initial ten year period.

Rent expense, including base and contingent rent under operating leases, was $8,658 and $6,789 for the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively. Contingent rents were $147 and $77 for the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively. Rent expense, including base and contingent rent under operating leases, was $23,890 and $17,768 for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively. Contingent rents were $321 and $271 for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively.

The Company has employment agreements with certain key employees that provide for, among other things, salary, bonus, severance, and change-in-control provisions. The severance and change of control provisions under these agreements provide for additional payments upon employee separation of up to approximately $3,800.

From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial condition or results of operations.

As of October 27, 2012, the Company has other purchase commitments of approximately $3,341 consisting of purchase agreements for materials for approximately $241 that will be used in the construction of new stores and approximately $3,100 consisting of purchase commitments for infrastructure and systems that will be implemented in the construction of the second distribution center.

(5) Shareholders’ Equity (Deficit)

Preferred Stock

Prior to the closing of the IPO on July 24, 2012, the Company had outstanding 89,291,773 shares of Series A 8% Convertible Preferred Stock, which were entitled to receive cumulative dividends of 8% of their original issue price of $2.17 per share per year compounded annually and payable in cash when and if declared by the Company’s board of directors; however, the Company could not pay, unless otherwise consented to by the holders of Series A 8% Convertible Preferred Stock, any dividends on common stock unless an equal amount of dividends per share (on an as converted basis) was simultaneously paid to the holders of the Series A 8% Convertible Preferred Stock. Effective immediately prior to the closing of the IPO on July 24, 2012, all outstanding shares of Series A 8% Convertible Preferred Stock were converted into 30,894,953 shares of common stock and ceased to be entitled to the payment of any dividends that accrued on such shares as of the effective time of the conversion.

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

Common Stock

In March 2012, options to purchase 2,020,620 shares of common stock granted during Fiscal 2010, including options to purchase 1,010,310 shares that were subject to time-based and performance-based vesting, were cancelled and an equal number of restricted shares were granted. One-third of the shares vested in March 2012 and the remaining two-thirds vest in equal installments on the first and second anniversary of the grant.

In connection with the cancellation and grant, the Company will record total compensation expense of $17,400 including $5,300 which was recorded on the date of the modification and the remainder on a straight-line basis over the two-year vesting period.

In March 2012, the Company granted warrants to purchase 11,245 shares of common stock at an exercise price of $11.21 per share to professional service providers. During the thirty-nine weeks ended October 27, 2012, 23,012 warrants were exercised and, as of October 27, 2012, no warrants remained outstanding.

On July 18, 2012, two members of the board of directors were each issued 3,529 restricted shares of common stock. These shares vest and become free of forfeiture restrictions on the earlier of: (i) the one-year anniversary of the issuance date or (ii) the date of the Company’s next annual shareholder meeting following the issuance date.

On July 24, 2012, the Company completed the IPO of 11,057,692 shares of common stock at a price of $17.00 per share. The common stock was listed on The NASDAQ Global Select Market under the symbol “FIVE.” The shares sold in the IPO were registered under the Securities Act of 1933, as amended, pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-180780), which was declared effective by the SEC on July 18, 2012. Of the 11,057,692 shares sold in the IPO, the Company issued 4,807,692 shares, and 6,250,000 shares were sold by selling shareholders of the Company, including 1,442,308 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option. The Company did not receive any proceeds from shares sold by the selling shareholders. The Company received proceeds of $73,263, net of $8,467 in underwriting discounts and legal, accounting and other fees incurred in connection with the IPO. Of the $73,263 net proceeds received from the IPO, $65,250 and $683, respectively, were used to repay principal and interest under the Term Loan Facility that existed as of the date of the IPO. The remaining net proceeds of the IPO were used for general corporate purposes, including working capital.

On September 27, 2012, the Company’s board of directors approved the Five Below, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”), subject to shareholder approval at the next annual meeting. If the shareholder’s do not approve the ESPP, then the ESPP will be terminated and any contributions will be returned to the participants without interest and without the purchase of shares. Subject to shareholder approval, the ESPP will become effective January 1, 2013 and is intended to be qualified as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986. The ESPP allows eligible employees the opportunity to purchase shares of the Company’s common stock through payroll deductions at a discount of 10% of the fair market value of such shares on the purchase date. Under the ESPP, the number of shares of common stock reserved for issuance, which is subject to other limitations, is 500,000 shares and the purchase of shares by any participant is limited to (i) the number of shares obtained by dividing $10,000 by the fair market value in any offering period or (ii) $10,000 worth of such stock in any calendar year.

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

(6) Common Stock Options

Effective July 26, 2002, the Company adopted the 2002 Equity Incentive Plan (the “Plan”) pursuant to which the Company’s board of directors may grant stock options and restricted shares to officers, directors, key employees, and professional service providers. The Plan, as amended as of July 24, 2012, increased the number of shares authorized for issuance under the Plan to a total of 7,600,000 shares. All stock options have a term not greater than 10 years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s board of directors. Options granted to date generally vest over four years from the date of grant. As of October 27, 2012, 5,046,157 stock options or restricted shares were available for grant.

On May 23, 2012, the Company’s board of directors, in accordance with the Plan’s documents, approved an equitable adjustment to all options outstanding on the date of the Company’s dividend declaration to reflect the dividend value received by the Company’s common and preferred shareholders. The exercise price of each outstanding option was reduced by $2.02. The adjustment did not result in additional compensation expense given the adjustment was required under the Plan’s documents and there was no increase in the fair value of the awards before and after payment of the dividend and adjustment of the awards.

On August 25, 2010, the Company’s board of directors agreed to allow option holders, as of that date, to exercise, during a twenty day offer period, all options issued and outstanding under the Plan, regardless if those options were vested and exercisable (“Vested Options”) or were not currently vested and exercisable (“Unvested Options”).

On October 13, 2010, the holders of the stock options exercised all of their outstanding Vested Options and Unvested Options to purchase shares of the Company’s common stock. The Unvested Options were exercised for restricted shares of common stock that have the same vesting schedule as the Unvested Options that were exercised for those shares. The restricted shares are subject to repurchase by the Company should the option holder’s employment be terminated prior to the vesting at a purchase price equal to the lesser of: (i) the exercise price paid for the restricted shares, and (ii) the fair market value of the restricted shares at the time of repurchase. For accounting purposes, as the shares remain subject to their original vesting provisions, the early exercises are being recorded as if the original options remain outstanding until the respective shares vest. Exercise proceeds received prior to the shares vesting are recorded as a deposit liability in other accrued expenses on the balance sheets. As of October 27, 2012, $392 was recorded as a deposit liability.

The following table summarizes the activity related to the restricted shares of common stock:

	Number of shares	Deposit liability
Unvested, January 28, 2012	141,927	$1,131
Vested	(95,347)	(719)
Repurchases upon employee termination	(3,308)	(20)

Unvested, October 27, 2012	43,272	$392

Stock option activity under the Plan was as follows:

	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term
Balance at January 28, 2012	2,627,955	$6.47	9.0
Granted	642,210	15.09
Forfeited	(93,266)	9.19
Cancelled (see note 5)	(2,020,620)	6.30
Exercised	—	—

Balance at October 27, 2012 (1)	1,156,279	$9.57	9.4

Exercisable at October 27, 2012	10,408	$6.31	8.1

(1)	The weighted-average exercise price at October 27, 2012 reflects the adjustment of $2.02 per share resulting from the dividend declared on May 15, 2012, as described above.

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011
Expected volatility	50.0%	50.0%
Risk-free interest rate	1.4%	2.1%
Expected life of options	6.3 years	7.0 years
Expected dividend yield	—	—

The Company uses the simplified method to estimate the expected term of the option. Expected volatility was based upon historical volatility analysis of public company peers, and the risk-free rate for the expected term of the option was based on the U.S. Treasury yield curve in effect at the time of grant.

The per-share weighted average grant-date fair value of stock options granted to employees, including outside directors, for the thirty-nine weeks ended October 27, 2012 and October 29, 2011 was $7.54 and $3.45 respectively.

As of October 27, 2012, there was $16,209 of total unrecognized compensation costs related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average vesting period of 1.7 years.

(7) Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Income before income taxes	$1,284	$733	$1,446	$6,080
Income tax expense	555	293	627	2,429
Effective tax rate	43.2%	40.0%	43.4%	40.0%

The effective tax rates for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011 were based on the Company’s forecasted annualized effective tax rates, adjusted for discrete items primarily related to changes in state apportionment factors.

For the thirteen weeks ended October 27, 2012 and October 29, 2011, total income taxes paid were zero and $107, respectively. For the thirty-nine weeks ended October 27, 2012 and October 29, 2011, total income taxes paid were $10,683 and $305, respectively.

The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s balance sheets at October 27, 2012, January 28, 2012 or October 29, 2011, and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the statement of operations for the thirteen or thirty-nine weeks ended October 27, 2012 or October 29, 2011.

The Company files a federal income tax return as well as state tax returns. The Company’s U.S. federal income tax returns for the years ended January 30, 2010 and thereafter remain subject to examination by the U.S. Internal Revenue Service (“IRS”). State returns are filed in various state jurisdictions, as appropriate, with varying statutes of limitation and remain subject to examination for varying periods.

(8) Related-Party Transactions

During the thirteen weeks ended October 27, 2012 and October 29, 2011, the Company incurred fees of $574 and $80, respectively, related to services provided by certain shareholders and professional service firms for which certain shareholders are partners. Fees related to the thirteen weeks ended October 27, 2012 were primarily IPO-related fees.

During the thirty-nine weeks ended October 27, 2012 and October 29, 2011, the Company incurred fees of $3,312 and $301, respectively, related to services provided by certain shareholders and professional service firms for which certain shareholders are partners. Fees related to the thirty-nine weeks ended October 27, 2012 were primarily IPO-related fees.

(9) Subsequent Events

From October 27, 2012 to November 29, 2012, the Company committed to 6 new fully executed retail leases with terms of 10 years that have future minimum lease payments of approximately $9,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with “Selected Financial and Other Data,” and the financial statements and related notes included in our prospectus, as amended, filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 19, 2012, which we refer to as the “Prospectus” and the financial statements and related notes as of and for the thirteen and thirty-nine weeks ended October 27, 2012 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II. Item 1A. “Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to “fiscal year 2012” or “fiscal 2012” refer to the fiscal year ended February 2, 2013 and consists of a 53-week period and references to “fiscal year 2011” or “fiscal 2011” refer to the fiscal year ended January 28, 2012 and consists of a 52-week period. The quarters and year-to-date periods ended October 27, 2012 and October 29, 2011, respectively, each contain 13 and 39 weeks. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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

Overview

Five Below is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the teen and pre-teen customer. We offer a dynamic, edited assortment of exciting products, all priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of October 27, 2012, we operated 243 stores in 18 states.

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

Initial Public Offering

On July 24, 2012, we completed our initial public offering (the “IPO”) of 11,057,692 shares of common stock at a price of $17.00 per share. The common stock was listed on The NASDAQ Global Select Market under the symbol “FIVE.” The shares sold in the IPO were registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-1 (File No. 333-180780), which was declared effective by the Securities and Exchange Commission on July 18, 2012. Of the 11,057,692 shares sold in the IPO, we issued 4,807,692 shares, and 6,250,000 shares were sold by selling shareholders, including 1,442,308 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option. We did not receive any proceeds from shares sold by the selling shareholders. We received proceeds of approximately $73.3 million, net of approximately $8.5 million in underwriting discounts and legal, accounting and other fees incurred in connection with the IPO. Of the $73.3 million net proceeds received from the IPO, approximately $65.3 million and $0.7 million, respectively, were used to repay principal and interest under our Term Loan Facility (defined in “—Financing Transactions”) that existed as of the date of the IPO. The remaining net proceeds of the IPO were used for general corporate purposes, including working capital.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(in thousands, except total stores)
Statements of Operations Data:
Net sales	$86,587	$61,895	$245,236	$171,288
Cost of goods sold	59,656	43,522	166,538	118,317

Gross profit	26,931	18,373	78,698	52,971
Selling, general and administrative expenses	25,090	17,634	74,087	46,883

Operating income	1,841	739	4,611	6,088
Interest expense, net	550	6	1,829	8
Loss on debt extinguishment	7	—	1,594	—
Other income	—	—	(258)	—

Income before income taxes	1,284	733	1,446	6,080
Income tax expense	555	293	627	2,429

Net income	$729	$440	$819	$3,651

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.9%	70.3%	67.9%	69.1%

Gross profit	31.1%	29.7%	32.1%	30.9%
Selling, general and administrative expenses	29.0%	28.5%	30.2%	27.4%

Operating income	2.1%	1.2%	1.9%	3.6%
Interest expense, net	0.6%	—%	0.7%	—%
Loss on debt extinguishment	—%	—%	0.6%	—%
Other income	—%	—%	(0.1)%	—%

Income before income taxes	1.5%	1.2%	0.6%	3.5%
Income tax expense	0.6%	0.5%	0.3%	1.4%

Net income	0.8%	0.7%	0.3%	2.1%

Operational Data:
Total stores at end of period	243	189	243	189
Comparable store sales growth	8.8%	7.6%	9.2%	5.1%
Average net sales per store(1)	$358	$333	$1,123	$1,022

(1)	Only includes stores open during the full period.

Thirteen Weeks Ended October 27, 2012 Compared to the Thirteen Weeks Ended October 29, 2011

Net Sales

Net sales increased to $86.6 million in the thirteen weeks ended October 27, 2012 from $61.9 million in the thirteen weeks ended October 29, 2011, an increase of $24.7 million, or 39.9%. The increase was the result of a non-comparable store sales increase of $20.3 million and a comparable store sales increase of $4.4 million. We plan to open one additional store during the remainder of the fiscal year. The increase in non-comparable store sales was driven by new stores and stores that opened in fiscal 2011 but have not been open for 15 full months.

Comparable store sales increased 8.8% for the thirteen weeks ended October 27, 2012 compared to the thirteen weeks ended October 29, 2011. This increase resulted from an increase of approximately 8.2% in the number of transactions in our stores and an increase in the average dollar value of transactions of approximately 0.6%.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased to $59.7 million in the thirteen weeks ended October 27, 2012 from $43.5 million in the thirteen weeks ended October 29, 2011, an increase of $16.1 million, or 37.1%. The increase in cost of goods sold was primarily the result of a $12.2 million increase in the direct costs of goods resulting from an increase in sales and a $2.8 million increase in store occupancy costs as a result of new store openings.

Gross profit increased to $26.9 million in the thirteen weeks ended October 27, 2012 from $18.4 million from the thirteen weeks ended October 29, 2011, an increase of $8.6 million, or 46.6%. Gross margin increased to 31.1% in the thirteen weeks ended October 27, 2012 from 29.7% for the thirteen weeks ended October 29, 2011, an increase of 142 basis points. The increase in gross margin was primarily the result of the combined increase in store occupancy, distribution and buying expense, increasing at a lower rate than the increase in net sales and increased margin by 110, 14 and 11 basis points, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $25.1 million in the thirteen weeks ended October 27, 2012 from $17.6 million in the thirteen weeks ended October 29, 2011, an increase of $7.5 million, or 42.3%. As a percentage of net sales, selling, general and administrative expenses increased 49 basis points to 29.0% in the thirteen weeks ended October 27, 2012 compared to 28.5% in the thirteen weeks ended October 29, 2011. The increase in selling, general and administrative expense was primarily the result of increases of $3.8 million of store-related expenses to support new store growth, $1.6 million of stock-based compensation expense primarily associated with the ongoing expense recognition over the remaining vesting period related to the cancellation of certain stock options in exchange for the grant of restricted shares in March 2012 and $2.0 million in corporate-related expense.

Interest Expense, Net

Interest expense, net increased to $0.6 million in the thirteen weeks ended October 27, 2012 from $6,000 in the thirteen weeks ended October 29, 2011, an increase of $0.5 million. The increase in interest expense resulted from the outstanding balance of our Term Loan Facility (defined below).

Income Tax Expense

Income tax expense for the thirteen weeks ended October 27, 2012 was $0.6 million compared to $0.3 million for the thirteen weeks ended October 29, 2011, an increase of $0.3 million, or 89.4%. This increase in income tax expense was primarily the result of a $0.6 million increase in pre-tax income. Our effective tax rate was 43.2% for the thirteen weeks ended October 27, 2012 compared to 40.0% for October 29, 2011. For the remainder of fiscal 2012, we believe our effective tax rate will be approximately 40.5%.

Net Income

As a result of the foregoing, net income increased to $0.7 million in the thirteen weeks ended October 27, 2012 from $0.4 million in the thirteen weeks ended October 29, 2011, an increase of $0.3 million, or 65.7%.

Thirty-Nine Weeks Ended October 27, 2012 Compared to the Thirty-Nine Weeks Ended October 29, 2011

Net Sales

Net sales increased to $245.2 million in the thirty-nine weeks ended October 27, 2012 from $171.3 million in the thirty-nine weeks ended October 29, 2011, an increase of approximately $73.9 million, or 43.2%. The increase was the result of a comparable store sales increase of $13.6 million and a non-comparable store sales increase of $60.3 million. During the thirty-nine weeks ended October 27, 2012, we opened 51 new stores compared to 47 net new stores during the thirty-nine weeks ended October 29, 2011. We plan to open one additional store during the remainder of the fiscal year. The primary driver for our increase in non-comparable store sales was from the increase in the number of stores that opened in fiscal 2011 but have not been open for 15 full months, as well as new stores.

Comparable store sales increased 9.2% for the thirty-nine weeks ended October 27, 2012 compared to the thirty-nine weeks ended October 29, 2011. This increase resulted from an increase of approximately 8.7% in the number of transactions in our stores and an increase in the average dollar value of transactions of approximately 0.5%.

Cost of Goods Sold and Gross Profit

Cost of goods sold increased to $166.5 million in the thirty-nine weeks ended October 27, 2012 from $118.3 million in the thirty-nine weeks ended October 29, 2011, an increase of $48.2 million, or 40.8%. The increase in cost of goods sold was primarily the result of a $36.5 million increase in the direct costs of goods resulting from an increase in sales and an $8.7 million increase in store occupancy costs as a result of new store openings.

Gross profit increased to $78.7 million in the thirty-nine weeks ended October 27, 2012 from $53.0 million in the thirty-nine weeks ended October 29, 2011, an increase of $25.7 million, or 48.6%. Gross margin increased to 32.1% in the thirty-nine weeks ended October 27, 2012 from 30.9% for the thirty-nine weeks ended October 29, 2011, an increase of 117 basis points. The increase in gross margin was primarily the result of the combined increase in store occupancy and distribution expense, increasing at a lower rate than the increase in net sales and increased margin by 67 and 38 basis points, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $74.1 million in the thirty-nine weeks ended October 27, 2012 from $46.9 million in the thirty-nine weeks ended October 29, 2011, an increase of $27.2 million, or 58.0%. As a percentage of net sales, selling, general and administrative expenses increased 284 basis points to 30.2% in the thirty-nine weeks ended October 27, 2012 compared to 27.4% in the thirty-nine weeks ended October 29, 2011. The increase in selling, general and administrative expense was primarily the result of increases of $12.4 million of store-related expenses to support new store growth, $9.0 million of stock-based compensation expense associated with the cancellation of certain stock options in exchange for the grant of restricted shares and $5.8 million in corporate-related expense.

Interest Expense, Net

Interest expense, net increased to $1.8 million in the thirty-nine weeks ended October 27, 2012 from $8,000 in the thirty-nine weeks ended October 29, 2011, an increase of $1.8 million. The increase in interest expense resulted from the outstanding balance of our Term Loan Facility.

Loss on Debt Extinguishment

In connection with the $65.3 million repayment of the $100.0 million Term Loan Facility, we wrote-off $1.6 million of deferred financing costs in the thirty-nine weeks ended October 27, 2012.

Income Tax Expense

Income tax expense for the thirty-nine weeks ended October 27, 2012 was $0.6 million compared to $2.4 million for the thirty-nine weeks ended October 29, 2011, a decrease of $1.8 million, or 74.2%. This decrease in income tax was primarily the result of a $4.6 million decrease in pre-tax income. Our effective tax rate was 43.4% during the thirty-nine weeks ended October 27, 2012 and 40.0% during the thirty-nine weeks ended October 29, 2011. For the remainder of fiscal 2012, we believe our effective tax rate will be approximately 40.5%.

Net Income

As a result of the foregoing, net income decreased to $0.8 million in the thirty-nine weeks ended October 27, 2012 from $3.7 million in the thirty-nine weeks ended October 29, 2011, a decrease of $2.8 million, or 77.6%.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from operations, historical equity financings and borrowings under our Revolving Credit Facility (defined in “-Line of Credit”). Our primary cash needs are for capital expenditures and working capital. During the thirty-nine weeks ended October 27, 2012, we also entered into a Term Loan Facility and used the proceeds to pay a dividend in May 2012.

Capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make capital expenditures of approximately $22.9 million in fiscal 2012, which we expect to fund from cash generated from operations. We expect to devote approximately $16.8 million of our capital expenditure budget in fiscal 2012 to construct and open 52 new stores and a new distribution center, which will continue into fiscal 2013, with the remainder projected to be spent on corporate infrastructure and store relocations and remodels. As of October 27, 2012, material commitments for capital expenditures included: (1) our new lease for our second distribution center located in Olive Branch, Mississippi, which has an initial lease term of ten years and future minimum lease payments of approximately $16.7 million and (2) the purchase and installation of the distribution center’s infrastructure and systems, which is approximately $3.1 million.

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

Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand and borrowings under our Revolving Credit Facility. We did not have any direct borrowings under our Revolving Credit Facility during the thirty-nine weeks ended October 27, 2012. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. Over the past three fiscal years, to the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter.

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

Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011
	(in millions)
Net cash (used in) provided by operating activities	$(23.8)	$5.2
Net cash used in investing activities	(17.4)	(15.4)
Net cash provided by (used in) financing activities	7.2	(0.1)

Net decrease during period in cash and cash equivalents	$(34.0)	$(10.4)

Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the thirty-nine weeks ended October 27, 2012 was $23.8 million, a decrease of approximately $29.0 million compared to the thirty-nine weeks ended October 29, 2011. The increase in net cash used in operating activities was primarily the result of an increase in income taxes paid of $10.4 million, the settlement of $6.8 million of book overdrafts that were outstanding at January 28, 2012, the payment of $6.0 million of non-contractual bonuses to certain executive officers for performance which were accrued at January 28, 2012 and an increase in working capital needs to support our growth. Partially offsetting the increases were increased operating cash flows from store performance.

Cash Used in Investing Activities

Net cash used in investing activities for the thirty-nine weeks ended October 27, 2012 was $17.4 million, an increase of $2.0 million compared to the thirty-nine weeks ended October 29, 2011 related solely to capital expenditures. The increase in capital expenditures was primarily for our new store construction and corporate infrastructure.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the thirty-nine weeks ended October 27, 2012 was $7.2 million, an increase of $7.4 million compared to the thirty-nine weeks ended October 29, 2011. The increase in net cash provided by financing activities was primarily the result of $100.0 million of proceeds from our Term Loan Facility and $73.3 million of proceeds from our IPO, partially offset by $99.5 million of dividend payments, a $65.5 million repayment of the Term Loan Facility and $2.8 million in debt financing costs. See “—Financing Transactions” for further details.

Financing Transactions

On May 16, 2012, we entered into a $100.0 million Term Loan Facility with Goldman Sachs Bank USA as administrative agent for a syndicate of lenders (“Term Loan Facility”). We used the net proceeds from the Term Loan Facility and cash on hand to pay a dividend on our common and preferred stock, totaling $99.5 million. On the same day, we amended and restated our existing senior secured Revolving Credit Facility with Wells Fargo Bank, National Association, which is described below under “—Line of Credit.” We refer to the Term Loan Facility, the Revolving Credit Facility and related transactions as the “Financing Transactions.”

The Term Loan Facility provided for a term loan of $100.0 million and matures on the earlier of (i) May 16, 2015 and (ii) the date on which such facility is accelerated following the occurrence of an event of default. The Term Loan Facility provides for interest on borrowings, at our option, at an alternate base rate which is the greater of (i) the administrative agent’s prime rate in effect on such day and (ii) the federal funds effective rate in effect on such day plus 0.50% with a 2.00% floor, plus a margin of 3.25%, or a London Interbank Offer Rate (“LIBOR”) based rate with a 1.00% floor plus a margin of 4.25%. The credit agreement for the Term Loan Facility includes a maximum consolidated net leverage ratio financial covenant, the calculation of which allows us to net up to $10.0 million of our cash and cash equivalents against our indebtedness. Our leverage ratio must not exceed 3.25x for the testing periods in calendar year 2012, 2.75x to 2.50x for the testing periods in calendar year 2013, 2.00x for the testing periods in calendar year 2014 and 1.75x thereafter.

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

The Term Loan Facility is subject to repayment upon the receipt of certain proceeds, including those from the sale of certain assets, insurance proceeds and indebtedness not otherwise permitted. The Term Loan Facility was also subject to repayment of $50.0 million upon the receipt of proceeds from the IPO. We closed the IPO on July 24, 2012. On July 27, 2012, we repaid $65.3 million of principal against the Term Loan Facility and $0.7 million of interest. On October 26, 2012, the Company repaid $0.3 million of principal on the Term Loan Facility. As of October 27, 2012, the balance outstanding under the Term Loan Facility was $34.5 million bearing interest at a rate of 5.25%. Pursuant to the terms of the Term Loan Facility, due to our repayment of $65.3 million of principal under the Term Loan Facility in July, we are no longer required to make minimum quarterly payments and the unpaid balance will be due upon maturity. In connection with the Term Loan Facility, we incurred deferred financing costs of $2.7 million which are being amortized over the term of the Term Loan Facility. The amortization is included in interest expense, net, in the statements of operations. In connection with the repayment in July 2012, $1.6 million of the deferred financing costs were written off. The remaining deferred financing costs, net of amortization, are included in other assets in the balance sheet at October 27, 2012.

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

As of October 27, 2012, we were in compliance with the financial covenant and other covenants applicable to us under the Term Loan Facility.

Line of Credit

On August 18, 2006, we entered into a loan and security agreement (the “Loan and Security Agreement”) with a bank that included a revolving line of credit with advances tied to a borrowing base. The Loan and Security Agreement has been amended and/or restated several times, the latest on May 16, 2012 (as amended and restated, the “Revolving Credit Facility”), generally to extend the maturity date, increase maximum borrowings, adjust the applicable interest rates and modify certain definitions. The Revolving Credit Facility allows maximum borrowings of $20.0 million with advances tied to a borrowing base and expires on the earliest to occur of (i) May 16, 2017, (ii) the date which is 45 days prior to the maturity date of the Term Loan Facility or (iii) upon the occurrence of an event of default. The Revolving Credit Facility may be increased to $30.0 million upon certain conditions. The Revolving Credit Facility includes a $5.0 million sublimit for the issuance of letters of credit. The borrowing base is 90% of eligible credit card receivables plus 90% of the net recovery percentage of eligible inventory less established reserves. In connection with the Revolving Credit Facility, we incurred deferred financing costs of $50,000 in May 2012 which are being amortized over the remaining term of the Revolving Credit Facility.

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

As of October 27, 2012, we were in compliance with the covenants applicable to us under the Revolving Credit Facility. During the thirty-nine weeks ended October 27, 2012, there were no borrowings under the Revolving Credit Facility.

Note Payable

On December 10, 2010 we entered into a loan and security agreement (the “Note”) for $250,000 with a governmental authority. At May 13, 2012, a portion of the note ($200,000) was converted to a grant upon us meeting certain non-financial conditions and the remainder of $50,000 was paid back in full along with interest outstanding.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in the Prospectus. We believe that there have been no significant changes to our critical accounting policies during the thirty-nine weeks ended October 27, 2012.

Contractual Obligations

Except as set forth below, there have been no material changes to our contractual obligations as disclosed in the Prospectus, other than those which occur in the ordinary course of business.

Since January 28, 2012, we have entered into 48 new fully executed retail leases with an average term of 10 years and other lease modifications that have future minimum lease payments of approximately $93.2 million, a second distribution center lease with an initial term of 10 years that has future minimum lease payments of approximately $16.7 million and purchase commitments for infrastructure and systems that will be implemented in the construction of the second distribution center of approximately $3.1 million. In addition, we entered into the Term Loan Facility in May 2012 increasing our notes payable to $34.5 million as of October 27, 2012. The balance bears an interest rate of 5.25%.

Off Balance Sheet Arrangements

As of and for the thirty-nine weeks ended October 27, 2012, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of October 27, 2012, we had no outstanding borrowings under our Revolving Credit Facility, nor did we have any borrowings during fiscal year 2012.

As of October 27, 2012, the principal amount of the Term Loan Facility was $34.5 million. The Term Loan Facility carries a variable interest rate that is tied to our lender’s prime rate, the federal funds effective rate plus 0.50% with a 2.0% floor plus a margin of 3.25% or a LIBOR-based rate with a 1.0% floor plus a margin of 4.25%. Based on a sensitivity analysis at October 27, 2012, a 100 basis point increase in market interest rates would increase our annual interest expense on the Term Loan Facility by approximately $0.3 million. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the thirteen weeks ended October 27, 2012 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On July 24, 2012, we completed the IPO of an aggregate of 11,057,692 shares of our common stock at a price of $17.00 per share. On that date, we issued and sold 4,807,692 shares, and certain of our shareholders sold 6,250,000 shares, including 1,442,308 shares of common stock pursuant to the underwriters’ exercise of their option to purchase additional shares to cover over-allotment (“over-allotment shares”). We did not receive any proceeds from the sale of shares by the selling shareholders. The shares were registered pursuant to our Registration Statement on Form S-1, which was declared effective on July 18, 2012. The IPO commenced on July 18, 2012 and closed on July 24, 2012. As of the date of filing this report, the IPO has terminated, and all of the securities registered pursuant to the IPO have been sold prior to termination.

Goldman, Sachs & Co, Barclays Capital Inc. and, Jefferies & Company, Inc. served as joint representatives of the several underwriters for the IPO. The total price to the public for the shares offered and sold in the IPO, including the over-allotment shares, was $187,980,764. The amount of expenses incurred by the Company in connection with the IPO is as follows:

(in millions)
Underwriting discount and commissions	$3.7
Finders’ fees	—
Expenses paid to or for underwriters	—
Other expenses	4.8

Total expenses	$8.5

The foregoing expenses are a reasonable estimate of the expenses incurred by us in the IPO and do not represent the exact amount of expenses incurred. All of the foregoing expenses were direct or indirect payments to persons other than (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates.

The net proceeds of the IPO to us (after deducting the foregoing expenses) were $73.3 million. On July 24, 2012, the closing date of the IPO, we received the proceeds from the IPO, which have been utilized to repay $65.3 million and $0.7 million of principal and interest, respectively, under our new Term Loan Facility that existed as of the date of the IPO and the remaining net proceeds of the IPO were used for general corporate purposes, including working capital.

There has been no material change in the use of proceeds from the IPO as described in our Prospectus under “Use of Proceeds”.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On September 10, 2012, the Company issued a press release announcing its fiscal 2012 second quarter earnings for the period ended July 28, 2012. A copy of this press release is furnished as Exhibit 99.1 to the Securities and Exchange Commission pursuant to Item 2.02 of Form 8-K and shall not be deemed “filed” for any purpose.

ITEM 6.	EXHIBITS

(a) Exhibits

No.	Description

10.1	Five Below, Inc. 2012 Employee Stock Purchase Plan.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Press Release regarding earnings, dated September 10, 2012.

101†	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended October 27, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Balance Sheets as of October 27, 2012, January 28, 2012 and October 29, 2011; (ii) the Unaudited Statements of Operations for the Thirteen and Thirty-nine Weeks Ended October 27, 2012 and October 29, 2011; (iii) the Unaudited Statement of Changes in Convertible Preferred Stock and Shareholders’ Equity (Deficit) for the Thirty-nine Weeks Ended October 27, 2012; (iv) Unaudited Statements of Cash Flows for the Thirty-nine Weeks Ended October 27, 2012 and October 29, 2011 and (v) the Notes to Unaudited Financial Statements, tagged as blocks of text.

*	This exhibit is furnished pursuant to Item 2.02 and shall not be deemed to be “filed.”
†	Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIVE BELOW, INC.

Date: November 29, 2012	/s/ Thomas G. Vellios
Thomas G. Vellios

President and Chief Executive Officer (Principal Executive Officer)

Date: November 29, 2012	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

No.	Description

10.1	Five Below, Inc. 2012 Employee Stock Purchase Plan.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Press Release regarding earnings, dated September 10, 2012.

101†	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended October 27, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Balance Sheets as of October 27, 2012, January 28, 2012 and October 29, 2011; (ii) the Unaudited Statements of Operations for the Thirteen and Thirty-nine Weeks Ended October 27, 2012 and October 29, 2011; (iii) the Unaudited Statement of Changes in Convertible Preferred Stock and Shareholders’ Equity (Deficit) for the Thirty-nine Weeks Ended October 27, 2012; (iv) Unaudited Statements of Cash Flows for the Thirty-nine Weeks Ended October 27, 2012 and October 29, 2011 and (v) the Notes to Unaudited Financial Statements, tagged as blocks of text.

*	This exhibit is furnished pursuant to Item 2.02 and shall not be deemed to be “filed.”
†	Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.