Form 10-Q
period 2013-05-04
FIVE BELOW, INC
filed 2013-06-13
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2013.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 11, 2013 was 54,026,085.

FIVE BELOW, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIVE BELOW, INC.
Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	May 4, 2013	February 2, 2013	April 28, 2012
Assets
Current assets:
Cash and cash equivalents	$36,722	$56,081	$14,503
Inventories	75,339	60,831	51,531
Income taxes receivable	—	—	7,400
Prepaid income taxes	621	36	—
Deferred income taxes	1,441	1,295	4,911
Prepaid expenses and other current assets	10,481	11,433	10,706
Total current assets	124,604	129,676	89,051
Property and equipment, net of accumulated depreciation and amortization of $34,463, $31,530, and $24,811, respectively	61,611	59,040	44,441
Other assets	877	944	449
	$187,092	$189,660	$133,941
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Line of credit	$—	$—	$—
Current portion of notes payable	15,000	15,000	—
Accounts payable	27,971	27,952	22,496
Income taxes payable	558	7,083	1,019
Accrued salaries and wages	2,725	4,204	1,436
Other accrued expenses	13,569	14,545	11,235
Total current liabilities	59,823	68,784	36,186
Notes payable	19,500	19,500	250
Deferred rent and other	31,187	29,082	22,258
Deferred income taxes	1,431	1,550	5,708
Total liabilities	111,941	118,916	64,402
Commitments and contingencies (note 4)
Preferred stock, $0.01 par value. Authorized 5,000,000, 5,000,000, and 100,000,000 shares, respectively; 5,000,000, 5,000,000, and 10,000,000 shares undesignated, respectively; zero, zero, and 90,000,000 shares designated as Series A 8% Convertible Preferred Stock, respectively. Issued and outstanding zero, zero, and 89,291,773 shares, respectively, with a liquidation preference of zero, zero, and $218,588, respectively.	—	—	191,855
Shareholders’ equity (deficit):
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 54,019,137, 53,980,797, and 18,262,303 shares, respectively.	540	540	183
Additional paid-in capital	273,474	270,637	12,270
Accumulated deficit	(198,863)	(200,433)	(134,769)
Total shareholders’ equity (deficit)	75,151	70,744	(122,316)
	$187,092	$189,660	$133,941
See accompanying notes to financial statements.

FIVE BELOW, INC.
Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net sales	$95,604	$71,829
Cost of goods sold	65,391	48,809
Gross profit	30,213	23,020
Selling, general and administrative expenses	27,024	24,985
Operating income (loss)	3,189	(1,965)
Interest expense (income), net	511	(37)
Income (loss) before income taxes	2,678	(1,928)
Income tax expense (benefit)	1,108	(771)
Net income (loss)	1,570	(1,157)
Series A 8% Convertible Preferred Stock cumulative dividends	—	(4,168)
Net income attributable to participating securities	(31)	—
Net income (loss) attributable to common shareholders	$1,539	$(5,325)
Basic income (loss) per common share	$0.03	$(0.32)
Diluted income (loss) per common share	$0.03	$(0.32)
Weighted average shares outstanding:
Basic shares	52,943,243	16,420,716
Diluted shares	53,399,778	16,420,716
See accompanying notes to financial statements.

FIVE BELOW, INC.

Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Shareholders’ Equity
	Common stock		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
	Shares	Amount
Balance, February 2, 2013	53,980,797	$540	$270,637	$(200,433)	$70,744
Stock-based compensation expense	1,559	—	2,197	—	2,197
Exercise of options to purchase common stock	36,781	—	158	—	158
Vesting of restricted shares related to stock option exercises	—	—	80	—	80
Excess tax benefit related to exercises of stock options	—	—	402	—	402
Net income	—	—	—	1,570	1,570
Balance, May 4, 2013	54,019,137	$540	$273,474	$(198,863)	$75,151
See accompanying notes to financial statements.

FIVE BELOW, INC.

Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Operating activities:
Net income (loss)	$1,570	$(1,157)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,933	2,107
Amortization of deferred financing costs	78	7
Warrant expense related to professional service providers for services rendered	—	43
Stock-based compensation expense	2,359	6,330
Deferred income tax (benefit) expense	(265)	4,354
Changes in operating assets and liabilities:
Prepaid income taxes	(585)	—
Income tax receivable	—	(7,400)
Inventories	(14,508)	(12,741)
Prepaid expenses and other assets	941	(3,621)
Accounts payable	703	(799)
Income taxes payable	(6,525)	(8,120)
Accrued salaries and wages	(1,479)	(7,818)
Deferred rent	2,405	1,555
Other accrued expenses	602	3,562
Net cash used in operating activities	(11,771)	(23,698)
Investing activities:
Capital expenditures	(8,148)	(4,801)
Net cash used in investing activities	(8,148)	(4,801)
Financing activities:
Proceeds from exercise of warrants and stock options to purchase common stock	158	201
Repurchase of unvested restricted shares related to stock option exercises	—	(17)
Excess tax benefit related to restricted shares and the exercise of stock options	402	1,525
Net cash provided by financing activities	560	1,709
Net decrease in cash and cash equivalents	(19,359)	(26,790)
Cash and cash equivalents at beginning of period	56,081	41,293
Cash and cash equivalents at end of period	$36,722	$14,503
See accompanying notes to financial statements.

FIVE BELOW, INC.
Notes to Financial Statements
(Unaudited)

(1)Summary of Significant Accounting Policies

(a)Nature of Business
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

The Company is incorporated in the Commonwealth of Pennsylvania and as of May 4, 2013 operated 258 stores in Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri and Georgia, each operating under the name “Five Below.”

On June 12, 2013, the Company completed an internal business restructuring pursuant to which the Company formed Five Below Merchandising, Inc., a wholly-owned subsidiary (the “Subsidiary”), and transferred to the Subsidiary assets, operations and employees related to the Company's merchandising operations (the “Restructuring”). Going forward, the Subsidiary will purchase and sell to the Company certain goods for sale at the Company's retail locations and the Company will provide to the Subsidiary back office support, office space and other services, in each case, pursuant to agreements between the Company and the Subsidiary. In connection with the Restructuring, on June 12, 2013, the Company amended and restated the Loan and Security Agreement (note 3) and certain other ancillary documents to the Company's Revolving Credit Facility in order to, among other things, allow the Company to form and capitalize the Subsidiary and make the Subsidiary a party to the Loan and Security Agreement as a guarantor of the Company's obligations thereunder. The Subsidiary has also acceded to the credit agreement and certain ancillary documents to the Company's Term Loan Facility (note 3) as a guarantor of the Company's obligations thereunder. For accounting purposes, going forward, the Company's financial statements will include the accounts of the Company and the newly formed corporation. All intercompany transactions and accounts will be eliminated in consolidation.

(b)Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to “fiscal year 2013” or “fiscal 2013” refer to the period from February 3, 2013 to February 1, 2014 and consists of a 52-week fiscal year. References to “fiscal year 2012” or “fiscal 2012” refer to the period from January 29, 2012 to February 2, 2013 and consisted of a 53-week fiscal year. The fiscal quarters ended May 4, 2013 and April 28, 2012 refer to the 13-week periods ended as of those dates.

(c)Basis of Presentation
The balance sheets as of May 4, 2013 and April 28, 2012, the statements of operations for the thirteen weeks ended May 4, 2013 and April 28, 2012, the statement of shareholders’ equity for the thirteen weeks ended May 4, 2013 and the statements of cash flows for the thirteen weeks ended May 4, 2013 and April 28, 2012 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended May 4, 2013 and April 28, 2012. The balance sheet as of February 2, 2013, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2012 as filed with the Securities and Exchange Commission on March 28, 2013 and referred to herein as the “Annual Report,” but does not include all disclosures required by U.S. GAAP. These financial statements should be read in conjunction with the financial statements for the fiscal year ended February 2, 2013 and footnotes thereto included in the Annual Report. The results of operations for the thirteen weeks ended May 4, 2013 and April 28, 2012 are not necessarily indicative of operating results for the year ending February 1, 2014 or any other period.

(d)Fair Value of Financial Instruments
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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The Company’s financial instruments consist primarily of cash equivalents, accounts payable, and borrowings under a line of credit and Term Loan Facility (as defined in note 3). The Company believes that: (1) the carrying value of cash equivalents and accounts payable are representative of their respective fair value due to the short-term nature of these instruments; and (2) the carrying value of the borrowings under the line of credit and Term Loan Facility approximates their fair value because the line of credit’s and Term Loan Facility's interest rates vary with market interest rates. The Company considers the inputs utilized to determine the fair value of the borrowings under the Term Loan Facility to be Level 2 inputs. At May 4, 2013, February 2, 2013, and April 28, 2012, the Company had cash equivalents of $30.1 million, $35.7 million and $9.6 million, respectively. The Company’s cash equivalents consist of credit card receivables and a money market account for which fair value was determined based on Level 1 inputs.

(2)Income (Loss) Per Common Share

Basic income (loss) per common share amounts are calculated using the weighted-average number of common shares outstanding for the period. Diluted income (loss) per common share amounts are calculated using the weighted-average number of common shares outstanding for the period and include the dilutive impact of preferred stock using the if-converted method and exercise of stock options and warrants as well as assumed lapse of restrictions on restricted stock awards and shares currently available for purchase under the Company's Employee Stock Purchase Plan, which is minor, using the treasury stock method.

The two-class method is used to calculate basic and diluted income (loss) per common share since the Company’s preferred and restricted stock are participating securities under Accounting Standards Codification (“ASC”) 260, Earnings per share. The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, basic income (loss) per common share is computed by dividing net income (loss) attributable to common shares after allocation of income to participating securities by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per common share is computed using the more dilutive of the two-class method or the if-converted method. In periods of net loss, no effect is given to participating securities since they do not contractually participate in the losses of the Company.

The following table reconciles net income (loss) and the weighted average common shares outstanding used in the computations of basic and diluted income (loss) per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Numerator:
Net income (loss)	$1,570	$(1,157)
Series A 8% Convertible Preferred Stock cumulative dividends	—	(4,168)
Net income attributable to participating securities	(31)	—
Net income (loss) attributable to common shareholders	$1,539	$(5,325)
Denominator:
Weighted-average common shares outstanding - basic	52,943,243	16,420,716
Dilutive impact of options	456,535	—
Weighted-average common share outstanding - diluted	53,399,778	16,420,716
Per common share:
Basic income (loss) per common share	$0.03	$(0.32)
Diluted income (loss) per common share	$0.03	$(0.32)
For the thirteen weeks ended May 4, 2013, $31 thousand of net income was attributable to participating securities, as the two-class method was more dilutive, and the remainder was attributable to common shareholders. For the thirteen weeks ended April 28, 2012, as the Company was in a net loss position, the net losses were solely attributable to common shareholders.

For the thirteen weeks ended April 28, 2012, preferred stock that could be converted to 30,894,953 shares of common stock were not included in the computation of diluted earnings per share, as the effect of doing so would have been anti-dilutive. The preferred stock was converted to common stock on July 24, 2012.

The effects of the assumed exercise of stock options of 115,953 shares of common stock and the impact of shares to be issued under the Company's Employee Stock Purchase Plan, which is minor, for the thirteen weeks ended May 4, 2013 were excluded from the calculation of diluted net income as their impact would have been anti-dilutive.

For the thirteen weeks ended April 28, 2012, the effects of the assumed exercise of the combined stock options and warrants and the vesting of restricted share awards of 2,432,891 shares of common stock were excluded from the calculation of diluted net loss as the effect would be anti-dilutive due to a net loss to common shareholders.

The aforementioned excluded shares do not reflect the impact of any incremental repurchases under the treasury stock method.

(3)Term Loan Facility and Line of Credit

Term Loan Facility
On May 16, 2012, the Company entered into a $100.0 million term loan facility with Goldman Sachs Bank USA as administrative agent for a syndicate of lenders (the “Term Loan Facility”). The Company used the net proceeds from the Term Loan Facility and cash on hand to pay a dividend on all outstanding shares of the Company's common and preferred stock (note 5), totaling $99.5 million. On the same day, the Company amended and restated its existing senior secured Revolving Credit Facility with Wells Fargo Bank, National Association, which is defined below under “—Line of Credit.”

The Term Loan Facility provided for a term loan of $100.0 million and matures on the earlier of (i) May 16, 2015 and (ii) the date on which such facility is accelerated following the occurrence of an event of default. The Term Loan Facility provides for interest on borrowings, at the option of the Company, at an alternate base rate which is the greater of (i) the administrative agent’s prime rate in effect on such day and (ii) the federal funds effective rate in effect on such day plus 0.50% with a 2.00% floor, plus a margin of 3.25%, or a London Interbank Offer Rate (“LIBOR”) based rate with a 1.00% floor plus a margin of 4.25%. The credit agreement for the Term Loan Facility includes a maximum consolidated net leverage ratio financial covenant, the calculation of which allows the Company to net up to $10.0 million of its cash and cash equivalents against its indebtedness. The Company’s leverage ratio must not exceed 2.75x to 2.50x for the testing periods in calendar year 2013, 2.00x for the testing periods in calendar year 2014 and 1.75x thereafter.

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

The Term Loan Facility is subject to repayment upon the receipt of certain proceeds, including those from the sale of certain assets, insurance proceeds and indebtedness not otherwise permitted. The Term Loan Facility was also subject to repayment of $50.0 million upon the receipt of proceeds from the Company’s initial public offering (the “IPO”). The Company closed its IPO on July 24, 2012. On July 27, 2012, the Company repaid $65.3 million of principal on the Term Loan Facility and $0.7 million of interest. On October 26, 2012, the Company repaid $0.3 million of principal on the Term Loan Facility. As of May 4, 2013, the balance outstanding under the Term Loan Facility was $34.5 million, bearing interest at a rate of 5.25%. During the thirteen weeks ended May 4, 2013, the Company paid interest of approximately $0.5 million related to the Term Loan Facility. Pursuant to the terms of the Term Loan Facility, due to the repayment of $65.3 million of principal under the Term Loan Facility in July 2012, the Company is no longer required to make minimum quarterly payments. In May 2013, subsequent to the thirteen weeks ended May 4, 2013, the Company repaid $15.0 million of principal on the Term Loan Facility. This amount was classified as a current liability on the Company's balance sheets as of May 4, 2013 and February 2, 2013. The remaining unpaid balance will be due upon maturity.

In connection with the Term Loan Facility, the Company incurred deferred financing costs of $2.7 million which are being amortized over the term of the Term Loan Facility. The amortization is included in interest expense (income), net, in the statements of operations. In connection with the $65.3 million principal repayment on the Term Loan Facility in July 2012, $1.6 million of the deferred financing costs were written off and included in loss on debt extinguishment in the statements of operations. The remaining deferred financing costs, net of amortization, are included in other assets in the balance sheet as of May 4, 2013. In connection with the $15.0 million principal repayment on the Term Loan Facility in May 2013, subsequent to the thirteen weeks ended May 4, 2013, approximately $0.3 million of the deferred financing costs will be written off and included in loss on debt extinguishment in the statements of operations for the twenty-six weeks ending August 3, 2013.

Amounts under the credit agreement for the Term Loan Facility may become due upon certain events of default including, among others, failure to comply with the credit agreement’s covenants, bankruptcy, default on certain other indebtedness or a change in control. The default rate under the Term Loan Facility is 2.00% per annum.

All obligations under the Term Loan Facility are secured by substantially all of the Company’s assets and are guaranteed by the Subsidiary. As of May 4, 2013, the Company was in compliance with the financial covenant and other covenants applicable to it under the Term Loan Facility.

Line of Credit
On August 18, 2006, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with Wachovia Bank National Association (predecessor in interest to Wells Fargo Bank, National Association) that included a revolving line of credit with advances tied to a borrowing base. The Loan and Security Agreement has been amended and/or restated several times, the latest on June 12, 2013 (as amended and restated, the “Revolving Credit Facility”), generally to extend the maturity date, increase maximum borrowings, adjust the applicable interest rates, permit the formation and capitalization of subsidiaries, make the Subsidiary a party to the agreement as a guarantor of the Company's obligations and modify certain definitions. The Revolving Credit Facility allows maximum borrowings of $20.0 million with advances tied to a borrowing base and expires on the earliest to occur of (i) May 16, 2017, (ii) the date which is 45 days prior to the maturity date of the Term Loan Facility if the Term Loan Facility remains outstanding or (iii) upon the occurrence of an event of default. The Revolving Credit Facility may be increased to $30.0 million upon certain conditions. The Revolving Credit Facility includes a $5.0 million sub limit for the issuance of letters of credit. The borrowing base is 90% of eligible credit card receivables plus 90% of the net recovery percentage of eligible inventory less established reserves. In connection with the

Revolving Credit Facility, the Company incurred deferred financing costs of $50 thousand in May 2012, which are being amortized over the remaining term of the Revolving Credit Facility.

The Revolving Credit Facility provides for interest on borrowings, at the Company's option, at (a) a prime rate plus a margin of (i) 0.75% if excess availability is greater than or equal to 75%, (ii) 1.0% if excess availability is less than 75% but greater than or equal to 33% or (iii) 1.25% if excess availability is less than 33% or (b) a LIBOR-based rate plus a margin of (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. The Revolving Credit Facility further provides for a letter of credit fee equal to the LIBOR-based rate plus (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. The Revolving Credit Facility also contains an unused credit facility fee of 0.375% per annum and is subject to a servicing fee of approximately $12 thousand per year.

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

Additionally, the Revolving Credit Facility is subject to payment upon the receipt of certain proceeds, including those from the sale of certain assets and is subject to an increase in the interest rate on borrowings and the letter of credit fee of 2.0% upon an event of default. Amounts under the Revolving Credit Facility may become due upon certain events of default including among others, failure to comply with the Revolving Credit Facility's covenants, bankruptcy, default on certain other indebtedness or a change in control.

As of May 4, 2013, the Company had no borrowings outstanding and had approximately $19.4 million of the $20.0 million available on the line of credit under the Revolving Credit Facility as approximately $0.6 million was outstanding in letters of credit.

All obligations under the Revolving Credit Facility are secured by substantially all of the Company’s assets and are guaranteed by the Subsidiary. As of May 4, 2013, the Company was in compliance with the covenants applicable to it under the Revolving Credit Facility.

(4)Commitments and Contingencies

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

The Company’s minimum rental commitments under operating lease agreements, including assumed extensions, as of May 4, 2013, are as follows (in thousands):

	Retail stores	Corporate office and distribution centers	Total
Fiscal year:
Remaining 2013	$30,367	$2,330	$32,697
2014	42,991	4,413	47,404
2015	42,287	4,678	46,965
2016	41,340	3,097	44,437
2017	40,912	2,610	43,522
Thereafter	153,485	13,031	166,516
	$351,382	$30,159	$381,541

Rent expense, including base and contingent rent under operating leases, was $9.5 million and $6.9 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively. Contingent rents were $0.1 million and $0.1 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.

The Company has employment agreements with certain key employees that provide for, among other things, salary, bonus, severance, and change-in-control provisions. The severance and change of control provisions under these agreements provide for additional payments upon employee separation of up to approximately $4.1 million.

From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial condition or results of operations.

As of May 4, 2013, the Company has other purchase commitments of approximately $0.9 million consisting of purchase agreements for materials that will be used in the construction of new stores.

(5)Shareholders’ Equity

As of May 4, 2013, the Company is authorized to issue 120,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.01 par value. The holders of common stock are entitled to one vote per share of common stock and are entitled to receive dividends if declared by the board of directors. The preferred stock may be issued from time to time in series as designated by the board of directors. The designations, powers, preferences, voting rights, privileges, options, conversion rights, and other special rights of the shares of each such series of preferred stock and the qualifications, limitations and restrictions thereof shall be designated by the board of directors.

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

Common Stock
In March 2012, options to purchase 2,020,620 shares of common stock granted during the fiscal year ended January 29, 2011, including options to purchase 1,010,310 shares that were subject to time-based and performance-based vesting, were cancelled and an equal number of restricted shares were granted. One-third of the shares vested immediately in March 2012 and another one-third of the shares vested in March 2013. The remaining one-third will vest in March 2014. In connection with the cancellation and grant, the Company will record total compensation expense of $17.4 million, of which $5.3 million was recorded on the date of the modification and the remainder is recorded on a straight-line basis over the two-year vesting period.

On July 17, 2012, the Company amended its articles of incorporation to reflect a 0.3460-for-1 reverse stock split of its common stock. The amendment also changed the authorized shares of the Company's common stock to 120,000,000 shares.
Concurrent with the reverse stock split, the Company adjusted (i) the conversion price of its Series A 8% Convertible Preferred
Stock, (ii) the number of shares subject to and the exercise price of its outstanding stock option awards under its equity incentive plan and (iii) the number of shares subject to and the exercise price of its outstanding warrants to equitably reflect the split. All common stock share and per-share data included in the financial statements and footnotes thereto, give effect to the reverse stock split and the change in authorized shares and have been adjusted retroactively for all periods presented.

On September 27, 2012, the Company’s board of directors approved the Five Below, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”), which remained subject to shareholder approval. The Company's shareholders approved the ESPP on May 30, 2013, at the Company's annual meeting of shareholders. The number of shares of common stock reserved for issuance, which is subject to other limitations, is 500,000 shares. The ESPP allows eligible employees the opportunity to purchase shares of the Company’s common stock through payroll deductions at a discount of 10% of the fair market value of such shares on the purchase date. The ESPP's effective date is retroactive to January 1, 2013 and is intended to be qualified as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986.

On February 4, 2013, the Company completed its secondary public offering of 13,012,250 shares of common stock at a price of $35.65 per share. The shares sold in the secondary public offering were registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company's registration statements on Form S-1 (File No. 333-186043 and File No. 333-186275), which were declared effective by the Securities and Exchange Commission on January 29, 2013. All of the shares sold in the secondary public offering were sold by selling shareholders and the Company did not receive any proceeds. The Company incurred fees of approximately $1.0 million related to legal, accounting, and other fees in connection with the secondary public offering, which is included in selling, general and administrative expenses in the fiscal 2012 statements of operations.

On May 14, 2013, the Company filed a registration statement on Form S-1 (File No. 333-188578) under the Securities Act with the Securities and Exchange Commission related to a proposed secondary public offering of shares of its common stock to be sold exclusively by participating selling shareholders. Certain shareholders intend to sell 8,563,172 shares of common stock in the secondary public offering and the underwriters are expected to be granted an option to purchase a maximum of 1,284,475 additional shares from the shareholders to cover overallotments of shares. The Company will not receive any proceeds from the proposed secondary public offering or the exercise of the underwriters' option to purchase additional shares. The estimated secondary public offering expenses payable by the Company are approximately $1.0 million, which includes legal, accounting and printing costs and various other fees associated with the registration of common stock. The Company did not incur any fees related to the registration statement during the thirteen weeks ended May 4, 2013. Such fees will be expensed as incurred. The secondary public offering is expected to close during the thirteen weeks ending August 3, 2013.

(6)Common Stock Options

Effective July 26, 2002, the Company adopted the 2002 Equity Incentive Plan (the “Plan”) pursuant to which the Company’s board of directors may grant stock options and restricted shares to officers, directors, key employees, and professional service providers. The Plan, as amended as of July 24, 2012, allows for the issuance of up to a total of 7,600,000 shares under the Plan. All stock options have a term not greater than 10 years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s board of directors. Options granted to date generally vest over four years from the date of grant. As of May 4, 2013, 4,873,709 stock options or restricted shares were available for grant.

On August 25, 2010, the Company’s board of directors agreed to allow option holders, as of that date, to exercise, during a twenty day offer period, all options issued and outstanding under the Plan, regardless if those options were vested and exercisable (“Vested Options”) or were not currently vested and exercisable (“Unvested Options”). On October 13, 2010, the holders of the stock options exercised all of their outstanding Vested Options and Unvested Options to purchase shares of the Company’s common stock. The Unvested Options were exercised for restricted shares of common stock that have the same vesting schedule as the Unvested Options that were exercised for those shares. The restricted shares are subject to repurchase by the Company should the option holder’s employment be terminated prior to the vesting at a purchase price equal to the lesser of: (i) the exercise price paid for the restricted shares, and (ii) the fair market value of the restricted shares at the time of repurchase. For accounting purposes, as the shares remain subject to their original vesting provisions, the early exercises are being recorded as if the original options remain outstanding until the respective shares vest. Exercise proceeds received prior to the shares vesting are recorded as a deposit liability in other accrued expenses on the balance sheets. As of May 4, 2013, $0.2 million was recorded as a deposit liability.

The following table summarizes the activity related to the restricted shares of common stock (in thousands):

	Number of shares	Deposit liability
Unvested, February 2, 2013	31,542	$308
Vested	(11,137)	(80)
Unvested, May 4, 2013	20,405	$228

Stock option activity under the Plan was as follows:

	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term
Balance at February 2, 2013	1,187,817	$10.43	9.3
Granted	122,250	37.22
Forfeited	(4,843)	4.95
Exercised	(36,781)	4.28
Balance at May 4, 2013	1,268,443	$13.21	8.9
Exercisable at May 4, 2013	56,158	$10.73	7.2

Included in the options outstanding as of May 4, 2013 are options to purchase shares of common stock by non-employees. The Company accounts for stock-based compensation for non-employee stock options by using the Black-Scholes option-pricing model and records expense as the options vest. Non-employee options subject to vesting are required to be periodically revalued over their service period, which is generally the same as the vesting period.

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant and the fair value of each option award granted to non-employees is estimated on the date of grant and is required to be periodically revalued over the contractual period until the option award is exercised or forfeited using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Expected volatility	50.0%	50.0%
Risk-free interest rate	1.1%	1.5%
Expected life of options - for employee grants	6.3 years	7.0 years
Expected dividend yield	—%	—%

The Company uses the simplified method to estimate the expected term of the option. The expected volatility incorporates historical and implied volatility of similar entities whose share price are publicly available. The risk-free rate for the expected term of the option was based on the U.S. Treasury yield curve in effect at the time of grant.

The per-share weighted average grant-date fair value of stock options granted to employees, including outside directors, for the thirteen weeks ended May 4, 2013 and April 28, 2012 was $18.15 and $4.36, respectively.

As of May 4, 2013, there was $13.3 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan, excluding options that vest upon the achievement of performance targets. That cost is expected to be recognized over a weighted average vesting period of 2.0 years.

(7)Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen weeks ended May 4, 2013 and April 28, 2012 (in thousands):

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Income (loss) before income taxes	$2,678	$(1,928)
Income tax expense (benefit)	$1,108	$(771)
Effective tax rate	41.4%	40.0%

The effective tax rates for the thirteen weeks ended May 4, 2013 and April 28, 2012 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen weeks ended May 4, 2013 was impacted by permanent book to tax differences related to fees expected to be incurred for the secondary public offering.

For the thirteen weeks ended May 4, 2013 and April 28, 2012, total income taxes paid were $8.1 million and $8.9 million, respectively.

The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s balance sheets at May 4, 2013, February 2, 2013 or April 28, 2012, and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the statements of operations for the thirteen weeks ended May 4, 2013 and April 28, 2012.

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

(8)    Related-Party Transactions

During both the thirteen weeks ended May 4, 2013 and April 28, 2012, the Company incurred fees of $0.3 million related to services provided by certain shareholders and professional service firms for which certain shareholders are partners.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with “Selected Financial Data” and the financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended February 2, 2013 and referred to herein as the “Annual Report,” and the financial statements and related notes as of and for the thirteen weeks ended May 4, 2013 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, "Item 1A. Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to “fiscal year 2013” or “fiscal 2013” refer to the period from February 3, 2013 to February 1, 2014 and consists of a 52-week fiscal year. References to “fiscal year 2012” or “fiscal 2012” refer to the period from January 29, 2012 to February 2, 2013 and consisted of a 53-week fiscal year. The fiscal quarters ended May 4, 2013 and April 28, 2012 refer to the 13-week periods ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or present facts or conditions, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the introduction of new merchandise, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable terminology.

The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our views as of the date of this report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Part I, “Item 1A. Risk Factors” in our Annual Report, as amended by the risk factors included in Part II, “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. These factors include without limitation:

•	failure to successfully implement our growth strategy;

•	disruptions in our ability to select, obtain, distribute and market merchandise profitably;

•	ability to successfully expand our distribution network capacity;

•	disruptions to our distribution network or the timely receipt of inventory;

•	inability to attract and retain qualified employees;

•	ability to increase sales and improve the efficiencies, costs and effectiveness of our operations;

•	dependence on our executive officers and other key personnel or our inability to hire additional qualified personnel;

•	ability to successfully manage our inventory balances and inventory shrinkage;

•	lease obligations;

•	changes in our competitive environment, including increased competition from other retailers;

•	increasing costs due to inflation, increased operating costs or energy prices;

•	the seasonality of our business;

•	disruptions to our information technology systems in the ordinary course or as a result of system upgrades;

•	failure to maintain adequate internal controls;

•	ability to obtain additional financing;

•	failure to secure customers’ confidential or credit card information, or other private data relating to our employees or our company;

•	natural disasters, unusual weather conditions, pandemic outbreaks, global political events, war and terrorism;

•	current economic conditions and other economic factors;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•	inability to protect our brand name, trademarks and other intellectual property rights;

•	increased costs as a result of being a public company; and

•	restrictions imposed by our indebtedness on our current and future operations.

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

Overview
Five Below is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the teen and pre-teen customer. We offer a dynamic, edited assortment of exciting products, all priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of May 4, 2013, we operated 258 stores in 18 states.

How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales, comparable store sales, cost of goods sold and gross profit, selling, general and administrative expenses, and operating income.

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

Comparable Store Sales
Comparable store sales include net sales from stores that have been open for at least 15 full months from their opening date. Comparable stores include the following:

•	Stores that have been remodeled while remaining open;

•	Stores that have been relocated within the same trade area, to a location that is not significantly different in size, in which the new store opens at about the same time as the old store closes; and

•	Stores that have expanded, but are not significantly different in size, within their current locations.

For stores that are relocated or expanded, the following periods are excluded when calculating comparable store sales:

•	The period of construction and pre-opening during which the store is closed through:

▪	the last day of the fiscal year in which the store was relocated or expanded (for stores that increased significantly in size); or

▪	the last day of the fiscal month in which the store re-opens (for all other stores); and

•	The period beginning on the first anniversary of the date the store closed for construction through the first anniversary of the date the store re-opened.

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

Measuring the change in fiscal year-over-year comparable store sales allows us to evaluate how our store base is performing. Various factors affect comparable store sales, including:

•	consumer preferences, buying trends and overall economic trends;

•	our ability to identify and respond effectively to customer preferences and trends;

•	our ability to provide an assortment of high-quality, trend-right and everyday product offerings that generate new and repeat visits to our stores;

•	the customer experience we provide in our stores;

•	the level of traffic near our locations in the power, community and lifestyle centers in which we operate;

•	competition;

•	changes in our merchandise mix;

•	pricing;

•	our ability to source and distribute products efficiently;

•	the timing of promotional events and holidays;

•	the timing of introduction of new merchandise and customer acceptance of new merchandise;

•	our opening of new stores in the vicinity of existing stores;

•	the number of items purchased per store visit; and

•	weather conditions.

Opening new stores is an important part of our growth strategy. As we continue to pursue our growth strategy, we expect that a significant percentage of our net sales will continue to come from new stores not included in comparable store sales. Accordingly, comparable store sales is only one measure we use to assess the success of our growth strategy.

Cost of Goods Sold and Gross Profit
Gross profit is equal to our net sales less our cost of goods sold. Gross margin is gross profit as a percentage of our net sales. Cost of goods sold reflects the direct costs of purchased merchandise and inbound freight, as well as store occupancy, distribution and buying expenses. Store occupancy costs include rent, common area maintenance, utilities and property taxes for all store locations. Distribution costs include costs for receiving, processing, warehousing and shipping of merchandise to or from our distribution centers and between store locations. Buying costs include compensation expense and other costs for our internal buying organization.

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

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
	(in millions, except total stores)
Statements of Operations Data: (1)
Net sales	$95.6	$71.8
Cost of goods sold	65.4	48.8
Gross profit	30.2	23.0
Selling, general and administrative expenses	27.0	25.0
Operating income (loss)	3.2	(2.0)
Interest expense (income), net	0.5	—
Income (loss) before income taxes	2.7	(1.9)
Income tax expense (benefit)	1.1	(0.8)
Net income (loss)	$1.6	$(1.2)
Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of goods sold	68.4%	68.0%
Gross profit	31.6%	32.0%
Selling, general and administrative expenses	28.3%	34.8%
Operating income (loss)	3.3%	(2.7)%
Interest expense (income), net	0.5%	(0.1)%
Income (loss) before income taxes	2.8%	(2.7)%
Income tax expense (benefit)	1.2%	(1.1)%
Net income (loss)	1.6%	(1.6)%
Operational Data:
Total stores at end of period	258	199
Comparable store sales growth	4.2%	10.4%
Average net sales per store (2)	$0.4	$0.4

(1)	Components may not add to total due to rounding.

(2)	Only includes stores open during the full period.

Thirteen Weeks Ended May 4, 2013 Compared to the Thirteen Weeks Ended April 28, 2012

Net Sales
Net sales increased to $95.6 million in the thirteen weeks ended May 4, 2013 from $71.8 million in the thirteen weeks ended April 28, 2012, an increase of $23.8 million, or 33.1%. The increase was the result of a non-comparable store sales increase of $20.8 million and a comparable store sales increase of $3.0 million. The increase in non-comparable store sales was driven by stores that opened in fiscal 2012 but have not been open for 15 full months and new stores. We plan to open 60 net new stores during fiscal 2013.

Comparable store sales increased 4.2% for the thirteen weeks ended May 4, 2013 compared to the thirteen weeks ended April 28, 2012. This increase resulted from an increase of approximately 2.7% in the number of transactions in our stores and an increase in the average dollar value of transactions of approximately 1.5%.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $65.4 million in the thirteen weeks ended May 4, 2013 from $48.8 million in the thirteen weeks ended April 28, 2012, an increase of $16.6 million, or 34.0%. The increase in cost of goods sold was primarily the result of a $11.8 million increase in the merchandise costs of goods resulting from an increase in sales, a $3.0 million increase in store occupancy costs as a result of new store openings, and a $1.4 million increase in distribution costs primarily due to an increase in sales as well as the opening of a second distribution center.

Gross profit increased to $30.2 million in the thirteen weeks ended May 4, 2013 from $23.0 million in the thirteen weeks ended April 28, 2012, an increase of $7.2 million, or 31.2%. Gross margin decreased to 31.6% in the thirteen weeks ended May 4, 2013 from 32.0% for the thirteen weeks ended April 28, 2012, a decrease of approximately 40 basis points. The decrease in gross margin was primarily the result of the increase in distribution costs as a result of the opening of a second distribution center, which decreased margin by approximately 70 basis points. This decrease was partially offset by the increase in store occupancy and buying expense increasing at a lower rate than the increase in net sales, which increased margin by approximately 20 basis points.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $27.0 million in the thirteen weeks ended May 4, 2013 from $25.0 million in the thirteen weeks ended April 28, 2012, an increase of $2.0 million, or 8.2%. As a percentage of net sales, selling, general and administrative expenses decreased approximately 650 basis points to 28.3% in the thirteen weeks ended May 4, 2013 compared to 34.8% in the thirteen weeks ended April 28, 2012. The increase in selling, general and administrative expense was primarily the result of increases of $4.7 million in store-related expenses to support new store growth and $1.4 million of corporate related expenses, partially offset by a decrease of $4.1 million in stock-based compensation expense primarily related to the cancellation of certain stock options in exchange for the grant of restricted shares in March 2012.

Interest Expense (Income), Net
Interest expense, net increased to $0.5 million in the thirteen weeks ended May 4, 2013 from $37 thousand of interest income, net in the thirteen weeks ended April 28, 2012, an increase of $0.5 million. The increase in interest expense resulted from the outstanding balance of our Term Loan Facility (see –“Liquidity and Capital Resources-Term Loan Facility” section below).

Income Tax Expense (Benefit)
Income tax expense for the thirteen weeks ended May 4, 2013 was $1.1 million compared to a $0.8 million income tax benefit for the thirteen weeks ended April 28, 2012, an increase of $1.9 million. This increase in income tax expense was primarily the result of a $4.6 million increase in pre-tax income. Our effective tax rate was 41.4% for the thirteen weeks ended May 4, 2013 compared to 40.0% for the thirteen weeks ended April 28, 2012. Our effective tax rate for the thirteen weeks ended May 4, 2013 was impacted by permanent book to tax differences related to fees expected to be incurred for our secondary public offering. For the remainder of fiscal 2013, we believe our effective tax rate will be approximately 40.0%.

Net Income (Loss)
As a result of the foregoing, net income increased to $1.6 million in the thirteen weeks ended May 4, 2013 from a net loss of $1.2 million in the thirteen weeks ended April 28, 2012, an increase of $2.7 million, or 235.7%.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash flows from operations, historical equity financings and borrowings under our Revolving Credit Facility (defined in “-Line of Credit”). Our primary cash needs are for capital expenditures and working capital. During fiscal 2012, we also entered into a Term Loan Facility (defined in “-Term Loan Facility”) and used the proceeds to pay a dividend in May 2012.

Capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make capital expenditures of approximately $27 million in fiscal 2013, which we expect to fund from cash generated from operations. We expect to devote approximately $15 million of our capital expenditure budget in fiscal 2013 to construct and open 60 net new stores with the remainder projected to be spent on store relocations, remodels, and expansion projects, the distribution centers, and corporate infrastructure.

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

Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand and borrowings under our Revolving Credit Facility. We did not have any direct borrowings under our Revolving Credit Facility during the thirteen weeks ended May 4, 2013. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. Over the past three fiscal years, to the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter.

On June 12, 2013, we completed an internal business restructuring pursuant to which we formed Five Below Merchandising, Inc., a wholly-owned subsidiary (the “Subsidiary”), and transferred to the Subsidiary assets, operations and employees related to our merchandising operations (the “Restructuring”). Going forward, the Subsidiary will purchase and sell to us certain goods for sale at our retail locations and we will provide to the Subsidiary back office support, office space and other services, in each case, pursuant to agreements between us and the Subsidiary. In connection with the Restructuring, on June 12, 2013, we amended and restated the Loan and Security Agreement (defined in “-Line of Credit”) and certain other ancillary documents to our Revolving Credit Facility in order to, among other things, allow us to form and capitalize the Subsidiary and make the Subsidiary a party to the Loan and Security Agreement as a guarantor of our obligations thereunder. The Subsidiary has also acceded to the credit agreement and certain ancillary documents to our Term Loan Facility as a guarantor of our obligations thereunder. For accounting purposes, going forward, our financial statements will include the accounts of Five Below, Inc. and the newly formed corporation. All intercompany transactions and accounts will be eliminated in consolidation.

The balance outstanding under the Term Loan Facility was $34.5 million as of May 4, 2013. Pursuant to the terms of the Term Loan Facility, due to the repayment of $65.3 million of principal under the Term Loan Facility in July 2012, we are no longer required to make minimum quarterly payments. In May 2013, subsequent to the end of the thirteen weeks ended May 4, 2013, we repaid $15.0 million of principal on the Term Loan Facility. This amount was classified as a current liability on our balance sheets as of May 4, 2013 and February 2, 2013. The remaining unpaid balance will be due upon maturity.

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

Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
	(in millions) (1)
Net cash used in operating activities	$(11.8)	$(23.7)
Net cash used in investing activities	(8.1)	(4.8)
Net cash provided by financing activities	0.6	1.7
Net decrease during period in cash and cash equivalents	$(19.4)	$(26.8)
(1) Components may not add to total due to rounding.

Cash Used in Operating Activities
Net cash used in operating activities for the thirteen weeks ended May 4, 2013 was $11.8 million, a decrease of approximately $11.9 million compared to the thirteen weeks ended April 28, 2012. The decrease in net cash used in operating activities was primarily the result of the payment of $6.0 million of non-contractual bonuses during the thirteen weeks ended April 28, 2012 to certain executive officers for performance in fiscal 2011 and an increase in operating cash flows from store performance.

Cash Used in Investing Activities
Net cash used in investing activities for the thirteen weeks ended May 4, 2013 was $8.1 million, an increase of $3.3 million compared to the thirteen weeks ended April 28, 2012 related solely to capital expenditures. The increase in capital expenditures was primarily for the build-out of our second distribution center, our new store construction, and corporate infrastructure.

Cash Provided by Financing Activities
Net cash provided by financing activities for the thirteen weeks ended May 4, 2013 was $0.6 million, a decrease of $1.1 million compared to the thirteen weeks ended April 28, 2012. The decrease in net cash provided by financing activities was primarily the result of a decrease of $1.1 million related to the excess tax benefits related to shares of restricted stock and the exercise of stock options.

Term Loan Facility
On May 16, 2012, we entered into a $100.0 million Term Loan Facility with Goldman Sachs Bank USA as administrative agent for a syndicate of lenders (the “Term Loan Facility”). We used the net proceeds from the Term Loan Facility and cash on hand to pay a dividend on our common and preferred stock, totaling $99.5 million.

The Term Loan Facility provided for a term loan of $100.0 million and matures on the earlier of (i) May 16, 2015 and (ii) the date on which such facility is accelerated following the occurrence of an event of default. The Term Loan Facility provides for interest on borrowings, at our option, at an alternate base rate which is the greater of (i) the administrative agent’s prime rate in effect on such day and (ii) the federal funds effective rate in effect on such day plus 0.50% with a 2.00% floor, plus a margin of 3.25%, or a London Interbank Offer Rate (“LIBOR”) based rate with a 1.00% floor plus a margin of 4.25%. The credit agreement for the Term Loan Facility includes a maximum consolidated net leverage ratio financial covenant, the calculation of which allows us to net up to $10.0 million of our cash and cash equivalents against our indebtedness. Our leverage ratio must not exceed 2.75x to 2.50x for the testing periods in calendar year 2013, 2.00x for the testing periods in calendar year 2014 and 1.75x thereafter.

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

The Term Loan Facility is subject to repayment upon the receipt of certain proceeds, including those from the sale of certain assets, insurance proceeds and indebtedness not otherwise permitted. The Term Loan Facility was also subject to repayment of $50.0 million upon the receipt of proceeds from our initial public offering (the "IPO"). We closed the IPO on July 24, 2012. On July 27, 2012, we repaid $65.3 million of principal against the Term Loan Facility and $0.7 million of interest. On October 26, 2012, we repaid $0.3 million of principal on the Term Loan Facility. As of May 4, 2013, the balance outstanding under the Term Loan Facility was $34.5 million bearing interest at a rate of 5.25%. Pursuant to the terms of the

Term Loan Facility, due to the repayment of $65.3 million of principal under the Term Loan Facility in July 2012, we are no longer required to make minimum quarterly payments. In May 2013, subsequent to the thirteen weeks ended May 4, 2013, we repaid $15.0 million of principal on the Term Loan Facility. This amount was classified as a current liability on our balance sheet as of May 4, 2013. The remaining unpaid balance will be due upon maturity.

In connection with the Term Loan Facility, we incurred deferred financing costs of $2.7 million which are being amortized over the term of the Term Loan Facility. The amortization is included in interest expense, net, in the statements of operations. In connection with the repayment in July 2012, $1.6 million of the deferred financing costs were written off. The remaining deferred financing costs, net of amortization, are included in other assets on the balance sheet at May 4, 2013. In connection with the $15.0 million principal repayment on the Term Loan Facility in May 2013, approximately $0.3 million of the deferred financing costs will be written off and included in loss on debt extinguishment in the statements of operations for the twenty-six weeks ending August 3, 2013.

Amounts under the credit agreement for the Term Loan Facility may become due upon certain events of default including, among others, failure to comply with the credit agreement’s covenants, bankruptcy, default on certain other indebtedness or a change in control. The default rate under the Term Loan Facility is 2.00% per annum.

All obligations under the Term Loan Facility are secured by substantially all of our assets and are guaranteed by the Subsidiary. As of May 4, 2013, we were in compliance with the financial covenant and other covenants applicable to us under the Term Loan Facility.

Line of Credit
On August 18, 2006, we entered into a loan and security agreement (the “Loan and Security Agreement”) with a bank that included a revolving line of credit with advances tied to a borrowing base. The Loan and Security Agreement has been amended and/or restated several times, the latest on June 12, 2013 (as amended and restated, the “Revolving Credit Facility”), generally to extend the maturity date, increase maximum borrowings, adjust the applicable interest rates, permit the formation and capitalization of subsidiaries, make the Subsidiary a party to the agreement as a guarantor of our obligations and modify certain definitions. The Revolving Credit Facility allows maximum borrowings of $20.0 million with advances tied to a borrowing base and expires on the earliest to occur of (i) May 16, 2017, (ii) the date which is 45 days prior to the maturity date of the Term Loan Facility if the Term Loan Facility remains outstanding or (iii) upon the occurrence of an event of default. The Revolving Credit Facility may be increased to $30.0 million upon certain conditions. The Revolving Credit Facility includes a $5.0 million sub limit for the issuance of letters of credit. The borrowing base is 90% of eligible credit card receivables plus 90% of the net recovery percentage of eligible inventory less established reserves.

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

As of May 4, 2013, we had no borrowings outstanding and had approximately $19.4 million of the $20.0 million available on the line of credit under the Revolving Credit Facility as approximately $0.6 million was outstanding in letters of credit.

All obligations under the Revolving Credit Facility are secured by substantially all of our assets and are guaranteed by the Subsidiary. As of May 4, 2013, we were in compliance with the covenants applicable to us under the Revolving Credit Facility.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our financial statements. Our critical accounting policies and estimates are discussed in the Annual Report. We believe that there have been no significant changes to our critical accounting policies during the thirteen weeks ended May 4, 2013.

Contractual Obligations

Except as set forth below, there have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business.

Since February 2, 2013, we have entered into 14 new fully executed retail leases with an average term of 10 years and other lease modifications that have future minimum lease payments of approximately $21.3 million. In addition, as of May 4, 2013, the balance outstanding under the Term Loan Facility was $34.5 million. Pursuant to the terms of the Term Loan Facility, due to the repayment of $65.3 million of principal under the Term Loan Facility in July 2012, we are no longer required to make minimum quarterly payments. In May 2013, subsequent to the end of the thirteen weeks ended May 4, 2013, we repaid $15.0 million of principal on the Term Loan Facility. This amount was classified as a current liability on our balance sheets as of May 4, 2013 and February 2, 2013. The remaining unpaid balance will be due upon maturity. The balance bears an interest rate of 5.25%.

Off Balance Sheet Arrangements

As of and for the thirteen weeks ended May 4, 2013, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of May 4, 2013, we had no borrowings outstanding and had approximately $19.4 million of the $20.0 million available on the line of credit under the Revolving Credit Facility as approximately $0.6 million was outstanding in letters of credit. The Revolving Credit Facility provides for interest on borrowings, at our option, at (a) a prime rate plus a margin of (i) 0.75% if excess availability is greater than or equal to 75%, (ii) 1.0% if excess availability is less than 75% but greater than or equal to 33% or (iii) 1.25% if excess availability is less than 33% or (b) a LIBOR-based rate plus a margin of (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. The Revolving Credit Facility further provides for a letter of credit fee equal to the LIBOR-based rate plus (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%.

As of May 4, 2013, the principal amount of the Term Loan Facility was $34.5 million. The Term Loan Facility provides for interest on borrowings, at our option, at an alternate base rate which is the greater of (i) the administrative agent's prime rate in effect on such day and (ii) the federal funds effective rate in effect on such day plus 0.50% with a 2.00% floor plus a margin of 3.25% or a LIBOR-based rate with a 1.00% floor plus a margin of 4.25%. Based on a sensitivity analysis at May 4, 2013, a 100 basis point increase in market interest rates would increase our annual interest expense on the Term Loan Facility by approximately $0.3 million. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

ITEM 4.CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting
There was no change to our internal control over financial reporting during the thirteen weeks ended May 4, 2013 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

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

ITEM 1A.RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, “Item 1A. Risk Factors,” in our Annual Report. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

On June 12, 2013, we entered into a Third Amended and Restated Loan and Security Agreement among us, as borrower, the Subsidiary, as guarantor, and Wells Fargo Bank, National Association, as lender. Among other things, the amendment and restatement removed restrictions on our ability to form and capitalize subsidiaries and added the Subsidiary as a party to the agreement as a guarantor of our obligations thereunder. The Subsidiary also acceded to our Credit Agreement, dated May 16, 2012, with Goldman Sachs Bank USA as administrative agent, and certain ancillary documents to our Term Loan Facility as a guarantor of our obligations thereunder pursuant to the terms of (i) a Guarantee Joinder Agreement, dated June 12, 2013, executed by the Subsidiary and acknowledged and accepted by Goldman Sachs Bank USA (the “Joinder Agreement”) and (ii) Supplement No. 1, dated June 12, 2013, by and between the Subsidiary and Goldman Sachs Bank USA, to the Security Agreement, dated as of May 16, 2012, among Five Below, Inc. and Goldman Sachs Bank USA (the “Security Agreement Supplement”). The foregoing descriptions of the Third Amended and Restated Loan and Security Agreement, the Joinder Agreement, and the Security Agreement Supplement are summaries only and each is qualified in its entirety by reference to the complete text of the agreement, a copy of which is attached as Exhibit 10.5, Exhibit 10.6 and Exhibit 10.7, respectively, to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6.EXHIBITS

(a)Exhibits

No.	Description

10.1*
Form of Award Agreement for Restricted Shares (Directors) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

10.2*
Five Below, Inc. Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2013).

10.3	Form of Non-Qualified Stock Option Agreement (Employees)

10.4	Form of Non-Qualified Stock Option Agreement (Executives)

10.5	Third Amended and Restated Loan and Security Agreement, dated June 12, 2013, by and between Five Below, Inc., Five Below Merchandising, Inc. and Wells Fargo Bank, National Association

10.6
Guarantee Joinder Agreement, dated June 12, 2013, by Five Below Merchandising, Inc. and acknowledged and accepted by Goldman Sachs Bank USA, to the Credit Agreement, dated as of May 16, 2012, among Five Below, Inc. and the Lenders Party thereto, and Goldman Sachs Bank USA, Barclays Bank PLC and Jefferies Finance, LLC, collectively as lead arrangers and lead bookrunners and, individually, as administrative agent and collateral agent, syndication agent, and documentation agent, respectively, and Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Trust Company Americas, UBS Securities LLC and Wells Fargo Bank, National Association, as arrangers and bookrunners

10.7
Supplement No. 1, dated as of June 12, 2013, by and between Five Below Merchandising, Inc. and Goldman Sachs Bank USA, to the Security Agreement, dated as of May 16, 2012, among Five Below, Inc. and Goldman Sachs Bank USA

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

101†
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Balance Sheets as of May 4, 2013, February 2, 2013 and April 30, 2012; (ii) the Unaudited Statements of Operations for the Thirteen Weeks Ended May 4, 2013 and April 30, 2012; (iii) the Unaudited Statement of Shareholders’ Equity for the Thirteen Weeks Ended May 4, 2013; (iv) the Unaudited Statements of Cash Flows for the Thirteen Weeks Ended May 4, 2013 and April 30, 2012 and (v) the Notes to Unaudited Financial Statements, tagged in detail.

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

FIVE BELOW, INC.

Date: June 13, 2013	/s/ Thomas G. Vellios
Thomas G. Vellios
President and Chief Executive Officer (duly authorized officer and Principal Executive Officer)

Date: June 13, 2013	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

10.3	Form of Non-Qualified Stock Option Agreement (Employees)

10.4	Form of Non-Qualified Stock Option Agreement (Executives)

10.5	Third Amended and Restated Loan and Security Agreement, dated June 12, 2013, by and between Five Below, Inc., Five Below Merchandising, Inc. and Wells Fargo Bank, National Association

10.6
Guarantee Joinder Agreement, dated June 12, 2013, by Five Below Merchandising, Inc. and acknowledged and accepted by Goldman Sachs Bank USA, to the Credit Agreement, dated as of May 16, 2012, among Five Below, Inc. and the Lenders Party thereto, and Goldman Sachs Bank USA, Barclays Bank PLC and Jefferies Finance, LLC, collectively as lead arrangers and lead bookrunners and, individually, as administrative agent and collateral agent, syndication agent, and documentation agent, respectively, and Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Trust Company Americas, UBS Securities LLC and Wells Fargo Bank, National Association, as arrangers and bookrunners

10.7
Supplement No. 1, dated as of June 12, 2013, by and between Five Below Merchandising, Inc. and Goldman Sachs Bank USA, to the Security Agreement, dated as of May 16, 2012, among Five Below, Inc. and Goldman Sachs Bank USA

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

101†
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Balance Sheets as of May 4, 2013, February 2, 2013 and April 30, 2012; (ii) the Unaudited Statements of Operations for the Thirteen Weeks Ended May 4, 2013 and April 30, 2012; (iii) the Unaudited Statement of Shareholders’ Equity for the Thirteen Weeks Ended May 4, 2013; (iv) the Unaudited Statements of Cash Flows for the Thirteen Weeks Ended May 4, 2013 and April 30, 2012 and (v) the Notes to Unaudited Financial Statements, tagged in detail.

†
Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.