Form 10-Q
period 2013-11-02
FIVE BELOW, INC
filed 2013-12-06
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2013.
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of December 5, 2013 was 54,161,611.

FIVE BELOW, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	November 2, 2013	February 2, 2013	October 27, 2012
Assets
Current assets:
Cash and cash equivalents	$5,550	$56,081	$7,245
Inventories	115,484	60,831	84,399
Prepaid income taxes	5,675	36	9,951
Deferred income taxes	2,060	1,295	—
Prepaid expenses and other current assets	17,286	11,433	12,250
Total current assets	146,055	129,676	113,845
Property and equipment, net of accumulated depreciation and amortization of $41,129, $31,530, and $29,417, respectively	69,564	59,040	54,086
Other assets	596	944	1,083
	$216,215	$189,660	$169,014
Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Current portion of notes payable	—	15,000	—
Accounts payable	52,422	27,952	40,250
Income taxes payable	37	7,083	—
Accrued salaries and wages	4,125	4,204	1,693
Other accrued expenses	15,587	14,545	11,472
Deferred income taxes	—	—	1,710
Total current liabilities	72,171	68,784	55,125
Notes payable	19,500	19,500	34,500
Deferred rent and other	34,396	29,082	27,773
Deferred income taxes	1,063	1,550	2,216
Total liabilities	127,130	118,916	119,614
Commitments and contingencies (note 4)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 54,161,553, 53,980,797, and 53,972,006 shares, respectively.	542	540	540
Additional paid-in capital	281,660	270,637	268,499
Accumulated deficit	(193,117)	(200,433)	(219,639)
Total shareholders’ equity	89,085	70,744	49,400
	$216,215	$189,660	$169,014
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$110,747	$86,587	$323,438	$245,236
Cost of goods sold	76,513	59,656	219,591	166,538
Gross profit	34,234	26,931	103,847	78,698
Selling, general and administrative expenses	31,213	25,090	90,451	74,087
Operating income	3,021	1,841	13,396	4,611
Interest expense, net	321	550	1,223	1,829
Loss on debt extinguishment	—	7	266	1,594
Other income	—	—	—	(258)
Income before income taxes	2,700	1,284	11,907	1,446
Income tax expense	1,023	555	4,591	627
Net income	1,677	729	7,316	819
Dividend paid to preferred and unvested restricted shareholders	—	—	—	(65,403)
Net income attributable to participating securities	(21)	(19)	(110)	—
Net income (loss) attributable to common shareholders	$1,656	$710	$7,206	$(64,584)
Basic income (loss) per common share	$0.03	$0.01	$0.14	$(2.21)
Diluted income (loss) per common share	$0.03	$0.01	$0.13	$(2.21)
Dividends declared and paid per common share	$—	$—	$—	$2.02
Weighted average shares outstanding:
Basic shares	53,409,601	52,565,576	53,227,393	29,282,385
Diluted shares	53,801,797	52,959,169	53,662,570	29,282,385
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.

Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Shareholders’ Equity
	Common stock		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
	Shares	Amount
Balance, February 2, 2013	53,980,797	$540	$270,637	$(200,433)	$70,744
Stock-based compensation expense	9,115	—	7,272	—	7,272
Exercise of options to purchase common stock	170,023	2	1,330	—	1,332
Vesting of restricted shares related to stock option exercises	—	—	184	—	184
Repurchase of unvested restricted shares related to stock option exercises	(388)	—	—	—	—
Excess tax benefit related to exercises of stock options	—	—	2,156	—	2,156
Issuance of common stock to employees under employee stock purchase plan	2,006	—	81	—	81
Net income	—	—	—	7,316	7,316
Balance, November 2, 2013	54,161,553	$542	$281,660	$(193,117)	$89,085
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.

Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
Operating activities:
Net income	$7,316	$819
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,859	6,841
Gain on conversion of note payable	—	(200)
Loss on disposal of property and equipment	438	—
Loss on debt extinguishment	266	1,594
Amortization of deferred financing costs	170	387
Warrant expense related to professional service providers for services rendered	—	43
Stock-based compensation expense	7,511	10,157
Deferred income tax (benefit) expense	(1,252)	7,483
Other	—	(71)
Changes in operating assets and liabilities:
Prepaid income taxes	(5,639)	(9,951)
Inventories	(54,653)	(45,609)
Prepaid expenses and other assets	(5,900)	(5,008)
Accounts payable	22,717	16,662
Income taxes payable	(7,046)	(9,139)
Accrued salaries and wages	(79)	(7,561)
Deferred rent	6,976	7,499
Other accrued expenses	2,018	2,207
Net cash used in operating activities	(17,298)	(23,847)
Investing activities:
Capital expenditures	(21,758)	(17,442)
Net cash used in investing activities	(21,758)	(17,442)
Financing activities:
Borrowing under Term Loan Facility	—	100,000
Repayment of Term Loan Facility	(15,000)	(65,500)
Cash paid for debt financing costs	(40)	(2,751)
Repayment of note payable	—	(50)
Dividend paid to shareholders	—	(99,451)
Net proceeds from issuance of common stock	81	73,259
Proceeds from exercise of warrants and stock options to purchase common stock	1,332	201
Repurchase of unvested restricted shares related to stock option exercises	(4)	(17)
Excess tax benefit related to restricted shares and the exercise of stock options	2,156	1,550
Net cash (used in) provided by financing activities	(11,475)	7,241
Net decrease in cash and cash equivalents	(50,531)	(34,048)
Cash and cash equivalents at beginning of period	56,081	41,293
Cash and cash equivalents at end of period	$5,550	$7,245
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

The Company is incorporated in the Commonwealth of Pennsylvania and, as of November 2, 2013, operated 304 stores in Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia and Texas, each operating under the name “Five Below.”

On June 12, 2013, the Company completed an internal business restructuring pursuant to which the Company formed Five Below Merchandising, Inc., a wholly-owned subsidiary (the “Subsidiary”), and transferred to the Subsidiary assets, operations and employees related to the Company's merchandising operations (the “Restructuring”). Following the Restructuring, the Subsidiary purchases and sells to the Company certain goods for sale at the Company's retail locations, and the Company provides to the Subsidiary back office support, office space and other services, in each case, pursuant to agreements between the Company and the Subsidiary. In connection with the Restructuring, on June 12, 2013, the Company amended and restated the Loan and Security Agreement (note 3) and certain other ancillary documents to the Company's Revolving Credit Facility (note 3) in order to, among other things, allow the Company to form and capitalize the Subsidiary and make the Subsidiary a party to the Loan and Security Agreement as a guarantor of the Company's obligations thereunder. The Subsidiary also acceded to the credit agreement and certain ancillary documents to the Company's Term Loan Facility (note 3) as a guarantor of the Company's obligations thereunder. The Company's consolidated financial statements include the accounts of Five Below, Inc. and the Subsidiary. All intercompany transactions and accounts are eliminated in consolidation.

(b)Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to “fiscal year 2013” or “fiscal 2013” refer to the period from February 3, 2013 to February 1, 2014 and consists of a 52-week fiscal year. References to “fiscal year 2012” or “fiscal 2012” refer to the period from January 29, 2012 to February 2, 2013 and consisted of a 53-week fiscal year. The fiscal quarters ended November 2, 2013 and October 27, 2012 refer to the thirteen week periods ended as of those dates. The year-to-date periods ended November 2, 2013 and October 27, 2012 refer to the thirty-nine week periods ended as of those dates.

(c)Basis of Presentation
The consolidated balance sheets as of November 2, 2013 and October 27, 2012, the consolidated statements of operations for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012, the consolidated statement of shareholders’ equity for the thirty-nine weeks ended November 2, 2013 and the consolidated statements of cash flows for the thirty-nine weeks ended November 2, 2013 and October 27, 2012 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended November 2, 2013 and October 27, 2012. The balance sheet as of February 2, 2013, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2012 as filed with the Securities and Exchange Commission on March 28, 2013 and referred to herein as the “Annual Report,” but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended February 2, 2013 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012 are not necessarily indicative of the consolidated operating results for the year ending February 1, 2014 or any other period.

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
The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The Company’s financial instruments consist primarily of cash equivalents, accounts payable and borrowings under a line of credit and the Term Loan Facility (as defined in note 3). The Company believes that: (1) the carrying value of cash equivalents and accounts payable are representative of their respective fair value due to the short-term nature of these instruments; and (2) the carrying value of the borrowings under the line of credit and Term Loan Facility approximates their fair value because the line of credit’s and Term Loan Facility's interest rates vary with market interest rates. The Company considers the inputs utilized to determine the fair value of the borrowings under the Term Loan Facility to be Level 2 inputs. As of November 2, 2013, February 2, 2013, and October 27, 2012, the Company had cash equivalents of $2.7 million, $35.7 million and $0.6 million, respectively. The Company’s cash equivalents consist of credit card receivables and a money market account for which fair value was determined based on Level 1 inputs.

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

The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income (loss) per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Numerator:
Net income	$1,677	$729	$7,316	$819
Dividend paid to preferred shareholders	—	—	—	(62,504)
Dividend paid to unvested restricted shareholders	—	—	—	(2,899)
Net income attributable to participating securities	(21)	(19)	(110)	—
Net income (loss) attributable to common shareholders	$1,656	$710	$7,206	$(64,584)
Denominator:
Weighted-average common shares outstanding - basic	53,409,601	52,565,576	53,227,393	29,282,385
Dilutive impact of options and employee stock purchase plan	392,196	393,593	435,177	—
Weighted-average common shares outstanding - diluted	53,801,797	52,959,169	53,662,570	29,282,385
Per common share:
Basic income (loss) per common share	$0.03	$0.01	$0.14	$(2.21)
Diluted income (loss) per common share	$0.03	$0.01	$0.13	$(2.21)

For the thirteen weeks ended November 2, 2013 and October 27, 2012, $21 thousand and $19 thousand, respectively, of net income was attributable to participating securities, as the two-class method was more dilutive, and the remainder was attributable to common shareholders. For the thirty-nine weeks ended November 2, 2013, $0.1 million of net income was attributable to participating securities, as the two-class method was more dilutive, and the remainder was attributable to common shareholders. For the thirty-nine weeks ended October 27, 2012, as the Company was in a net loss position after recognition of the payment of dividends, the net losses were solely attributable to common shareholders.

The Company's preferred stock (note 5) was converted to common stock on July 24, 2012 and was included in the computation of loss per share during the thirteen and thirty-nine weeks ended October 27, 2012 on a weighted-average basis.

The effects of the assumed exercise of stock options for 547,051 and 346,001 shares of common stock for the thirteen and thirty-nine weeks ended November 2, 2013, respectively, were excluded from the calculation of diluted net income as their impact would have been anti-dilutive.

For the thirteen weeks ended October 27, 2012, the effects of the assumed exercise of combined stock options and warrants of 15,668 shares of common stock were excluded from the calculation of diluted net income as their impact would have been anti-dilutive.

The effects of the assumed exercise of combined stock options and warrants and vesting of restricted share awards of 2,553,707 shares of common stock for the thirty-nine weeks ended October 27, 2012 were excluded from the calculation of diluted net loss as the effect would have been anti-dilutive due to the net losses attributable to common shareholders.

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

The Term Loan Facility is subject to repayment upon the receipt of certain proceeds, including those from the sale of certain assets, insurance proceeds and indebtedness not otherwise permitted. The Term Loan Facility was also subject to repayment of $50.0 million upon the receipt of proceeds from the Company’s initial public offering (the “IPO”). The Company closed its IPO on July 24, 2012. In July 2012, the Company repaid $65.3 million of principal on the Term Loan Facility and $0.7 million of interest. In October 2012 and May 2013, the Company repaid $0.3 million and $15.0 million, respectively, of principal on the Term Loan Facility. As of November 2, 2013, the balance outstanding under the Term Loan Facility was $19.5 million, bearing interest at a rate of 5.25%. During the thirteen and thirty-nine weeks ended November 2, 2013, the Company paid interest of approximately $0.3 million and $1.1 million, respectively, related to the Term Loan Facility. Pursuant to the terms of the Term Loan Facility, due to the repayment of $65.3 million of principal under the Term Loan Facility in July 2012, the Company is no longer required to make minimum quarterly payments. The remaining unpaid balance will be due upon maturity.

In connection with the Term Loan Facility, the Company incurred deferred financing costs of $2.7 million which are being amortized over the term of the Term Loan Facility. The amortization is included in interest expense, net, in the consolidated statements of operations. In connection with the $65.5 million of principal repayments on the Term Loan Facility in fiscal 2012 and the $15.0 million principal repayment on the Term Loan Facility in May 2013, approximately $1.6 million and $0.3 million, respectively, of the deferred financing costs were written off and included in loss on debt extinguishment in the consolidated statements of operations for the thirty-nine weeks ended October 27, 2012 and November 2, 2013. The remaining deferred financing costs, net of amortization, are included in other assets on the balance sheet as of November 2, 2013.

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

All obligations under the Term Loan Facility are secured by substantially all of the Company’s assets and are guaranteed by the Subsidiary. As of November 2, 2013, the Company was in compliance with the financial covenant and other covenants applicable to it under the Term Loan Facility.

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

As of November 2, 2013, the Company had no borrowings outstanding and the total $20.0 million available on the line of credit under the Revolving Credit Facility, as there were no outstanding letters of credit.

All obligations under the Revolving Credit Facility are secured by substantially all of the Company’s assets and are guaranteed by the Subsidiary. As of November 2, 2013, the Company was in compliance with the covenants applicable to it under the Revolving Credit Facility.

(4)Commitments and Contingencies

The Company leases property and equipment under non-cancelable operating leases. Certain retail store lease agreements provide for contingent rental payments if the store’s net sales exceed stated levels (percentage rents) and/or contain escalation clauses, which provide for increases in base rental for increases in future operating costs. Many of the Company’s leases provide for one or more renewal options for periods ranging from five to ten years. The Company’s operating lease agreements, including assumed extensions which are generally those that take the lease to a ten-year term, expire through 2023.

The Company’s minimum rental commitments under operating lease agreements, including assumed extensions, as of November 2, 2013, are as follows (in thousands):

	Retail stores	Corporate office and distribution centers	Total
Fiscal year:
Remaining 2013	$10,965	$1,140	$12,105
2014	45,699	4,936	50,635
2015	45,600	5,225	50,825
2016	44,807	3,655	48,462
2017	44,427	3,191	47,618
Thereafter	180,039	15,476	195,515
	$371,537	$33,623	$405,160

Rent expense, including base and contingent rent under operating leases, was $10.9 million and $8.7 million for the thirteen weeks ended November 2, 2013 and October 27, 2012, respectively. Contingent rents were $0.1 million and $0.1 million for the thirteen weeks ended November 2, 2013 and October 27, 2012, respectively.

Rent expense, including base and contingent rent under operating leases, was $30.4 million and $23.9 million for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively. Contingent rents were $0.4 million and $0.3 million for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively.

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

As of November 2, 2013, the Company has other purchase commitments of approximately $0.6 million consisting of purchase agreements for materials that will be used in the construction of new stores.

(5)Shareholders’ Equity

As of November 2, 2013, the Company is authorized to issue 120,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.01 par value. The holders of common stock are entitled to one vote per share of common stock and are entitled to receive dividends if declared by the board of directors. The preferred stock may be issued from time to time in series as designated by the board of directors. The designations, powers, preferences, voting rights, privileges, options, conversion rights and other special rights of the shares of each such series of preferred stock and the qualifications, limitations and restrictions thereof shall be designated by the board of directors.

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

On July 17, 2012, the Company amended its articles of incorporation to reflect a 0.3460-for-1 reverse stock split of its common stock. The amendment also changed the authorized shares of the Company's common stock to 120,000,000 shares. Concurrent with the reverse stock split, the Company adjusted (i) the conversion price of its Series A 8% Convertible Preferred Stock, (ii) the number of shares subject to and the exercise price of its outstanding stock option awards under its equity incentive plan and (iii) the number of shares subject to and the exercise price of its outstanding warrants to equitably reflect the split. All common stock share and per-share data included in the consolidated financial statements and footnotes hereto give effect to the reverse stock split and the change in authorized shares and have been adjusted retroactively for all periods presented.

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

On July 1, 2013, the Company completed a secondary public offering of 6,900,000 shares of common stock at a price of $36.00 per share. The shares sold in the secondary public offering were registered under the Securities Act pursuant to the Company's registration statement on Form S-1 (File No. 333-188578), which was declared effective by the Securities and Exchange Commission on June 26, 2013. All of the shares sold in the secondary public offering were sold by selling shareholders and the Company did not receive any proceeds. The Company incurred fees of approximately $1.0 million related to legal, accounting and other fees in connection with the secondary public offering, which are included in selling, general and administrative expenses in the consolidated statements of operations for the thirty-nine weeks ended November 2, 2013.

On September 23, 2013, the Company completed a secondary public stock offering of 7,100,000 shares of common stock at a price of $46.65 per share. The shares sold in the secondary public offering were registered under the Securities Act pursuant to the Company's registration statement on Form S-3 (File 333-191210), which was declared effective by the Securities and Exchange Commission on September 17, 2013. All of the shares sold in the secondary public offering were sold by selling shareholders, and the Company did not receive any proceeds. The selling shareholders agreed to bear all of the offering expenses related to legal, accounting and other fees in connection with the secondary public offering.

(6)Common Stock Options

Effective July 26, 2002, the Company adopted the 2002 Equity Incentive Plan (the “Plan”) pursuant to which the Company’s board of directors may grant stock options and restricted shares to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7,600,000 shares under the Plan. All stock options have a term not greater than 10 years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s board of directors. Options granted to date generally vest over four years from the date of grant. As of November 2, 2013, 4,669,477 stock options or restricted shares were available for grant.

On August 25, 2010, the Company’s board of directors agreed to allow option holders, as of that date, to exercise, during a twenty day offer period, all options issued and outstanding under the Plan, regardless if those options were vested and exercisable (“Vested Options”) or were not currently vested and exercisable (“Unvested Options”). On October 13, 2010, the holders of the stock options exercised all of their outstanding Vested Options and Unvested Options to purchase shares of the Company’s common stock. The Unvested Options were exercised for restricted shares of common stock that have the same vesting schedule as the Unvested Options that were exercised for those shares. The restricted shares are subject to repurchase by the Company should the option holder’s employment be terminated prior to the vesting at a purchase price equal to the lesser of: (i) the exercise price paid for the restricted shares, and (ii) the fair market value of the restricted shares at the time of repurchase. For accounting purposes, as the shares remain subject to their original vesting provisions, the early exercises are being recorded as if the original options remain outstanding until the respective shares vest. Exercise proceeds received prior to the shares vesting are recorded as a deposit liability in other accrued expenses on the balance sheets. As of November 2, 2013, $0.1 million was recorded as a deposit liability.

The following table summarizes the activity related to the restricted shares of common stock (in thousands, except share data):

	Number of shares	Deposit liability
Unvested, February 2, 2013	31,542	$308
Vested	(21,958)	(184)
Repurchases upon employee termination	(388)	(4)
Unvested, November 2, 2013	9,196	$120

Stock option activity under the Plan was as follows:

	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term
Balance at February 2, 2013	1,187,817	$10.43	9.3
Granted	547,500	38.29
Forfeited	(197,729)	19.92
Cancelled	(35,300)	30.19
Exercised	(170,023)	7.83
Balance at November 2, 2013	1,332,265	$20.28	9.3
Exercisable at November 2, 2013	156,348	$4.91	7.8

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

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
Expected volatility	50.0%	50.0%
Risk-free interest rate	1.4%	1.4%
Expected life of options - for employee grants	6.3 years	6.3 years
Expected dividend yield	—%	—%

The Company uses the simplified method to estimate the expected term of the option. The expected volatility incorporates historical and implied volatility of similar entities whose share price are publicly available. The risk-free rate for the expected term of the option was based on the U.S. Treasury yield curve in effect at the time of valuation.

The per-share weighted average grant-date fair value of stock options granted to employees, including outside directors, for the thirty-nine weeks ended November 2, 2013 and October 27, 2012 was $18.79 and $7.54, respectively.

As of November 2, 2013, there was $14.0 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average vesting period of 2.7 years.

(7)Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Income before income taxes	$2,700	$1,284	$11,907	$1,446
Income tax expense	$1,023	$555	$4,591	$627
Effective tax rate	37.9%	43.2%	38.6%	43.4%

The effective tax rates for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen and thirty-nine weeks ended November 2, 2013 is being impacted by changes in the mix of projected pretax income across state jurisdictions and the Company's operating entities as a result of the Restructuring.

For the thirteen weeks ended November 2, 2013, total income taxes paid were $6.8 million. There were no income taxes paid for the thirteen weeks ended October 27, 2012. For the thirty-nine weeks ended November 2, 2013 and October 27, 2012, total income taxes paid were $16.2 million and $10.7 million, respectively.

The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s consolidated balance sheets at November 2, 2013, February 2, 2013 and October 27, 2012, and has not recognized any material uncertain tax positions or material interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012.

The Company files a federal income tax return as well as state tax returns. The Company’s U.S. federal income tax returns for the fiscal years ended January 30, 2011 and thereafter remain subject to examination by the U.S. Internal Revenue Service (“IRS”). State returns are filed in various state jurisdictions, as appropriate, with varying statutes of limitation and remain subject to examination for varying periods up to 3 to 4 years depending on the state.

(8)    Related-Party Transactions

During the thirteen weeks ended November 2, 2013 and October 27, 2012, the Company incurred fees of $0.3 million and $0.6 million, respectively, related to services provided by certain shareholders and professional service firms for which certain shareholders are partners. Fees related to the thirteen weeks ended October 27, 2012 were primarily IPO-related fees.

During the thirty-nine weeks ended November 2, 2013 and October 27, 2012, the Company incurred fees of $1.3 million and $3.3 million, respectively, related to services provided by certain shareholders and professional service firms for which certain shareholders are partners. Fees related to the thirty-nine weeks ended October 27, 2012 were primarily IPO-related fees.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with “Selected Financial Data” and the financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended February 2, 2013 and referred to herein as the “Annual Report,” and the consolidated financial statements and related notes as of and for the thirteen and thirty-nine weeks ended November 2, 2013 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, "Item 1A. Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to “fiscal year 2013” or “fiscal 2013” refer to the period from February 3, 2013 to February 1, 2014 and consists of a 52-week fiscal year. References to “fiscal year 2012” or “fiscal 2012” refer to the period from January 29, 2012 to February 2, 2013 and consisted of a 53-week fiscal year. The fiscal quarters and year-to-date periods ended November 2, 2013 and October 27, 2012 refer to the 13-week and 39-week periods ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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

Overview
Five Below, Inc. is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the teen and pre-teen customer. We offer a dynamic, edited assortment of exciting products, all priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of November 2, 2013, we operated 304 stores in 19 states.

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

There may be variations in the way in which some of our competitors and other retailers calculate comparable or “same store” sales. As a result, data in this quarterly report regarding our comparable store sales may not be comparable to similar data made available by other retailers. Non-comparable store sales are comprised of new store sales, sales for stores not open for a full 15 months, and sales from existing store relocation and expansion projects that were temporarily closed (or not receiving deliveries) and not included in comparable store sales.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in millions, except total stores)
Statements of Operations Data: (1)
Net sales	$110.7	$86.6	$323.4	$245.2
Cost of goods sold	76.5	59.7	219.6	166.5
Gross profit	34.2	26.9	103.8	78.7
Selling, general and administrative expenses	31.2	25.1	90.5	74.1
Operating income	3.0	1.8	13.4	4.6
Interest expense, net	0.3	0.6	1.2	1.8
Loss on debt extinguishment	—	—	0.3	1.6
Other income	—	—	—	(0.3)
Income before income taxes	2.7	1.3	11.9	1.4
Income tax expense	1.0	0.6	4.6	0.6
Net income	$1.7	$0.7	$7.3	$0.8
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.1%	68.9%	67.9%	67.9%
Gross profit	30.9%	31.1%	32.1%	32.1%
Selling, general and administrative expenses	28.2%	29.0%	28.0%	30.2%
Operating income	2.7%	2.1%	4.1%	1.9%
Interest expense, net	0.3%	0.6%	0.4%	0.7%
Loss on debt extinguishment	—%	—%	0.1%	0.6%
Other income	—%	—%	—%	(0.1)%
Income before income taxes	2.4%	1.5%	3.7%	0.6%
Income tax expense	0.9%	0.6%	1.4%	0.3%
Net income	1.5%	0.8%	2.3%	0.3%
Operational Data:
Total stores at end of period	304	243	304	243
Comparable store sales growth	9.0%	8.8%	6.6%	9.2%
Average net sales per store (2)	$0.4	$0.4	$1.2	$1.1

(1)	Components may not add to total due to rounding.

(2)	Only includes stores open during the full period.

Thirteen Weeks Ended November 2, 2013 Compared to the Thirteen Weeks Ended October 27, 2012

Net Sales
Net sales increased to $110.7 million in the thirteen weeks ended November 2, 2013 from $86.6 million in the thirteen weeks ended October 27, 2012, an increase of approximately $24.1 million, or 27.9%. The increase was the result of a non-comparable store sales increase of approximately $17.9 million and a comparable store sales increase of approximately $6.2 million. The increase in non-comparable store sales was primarily driven by new stores. We have opened 60 net new stores during fiscal 2013.

Comparable store sales increased 9.0% for the thirteen weeks ended November 2, 2013 compared to the thirteen weeks ended October 27, 2012. This increase resulted primarily from an increase of approximately 10.6% in the number of transactions in our stores offset by a decrease in the average dollar value of transactions of approximately 1.6%.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $76.5 million in the thirteen weeks ended November 2, 2013 from $59.7 million in the thirteen weeks ended October 27, 2012, an increase of approximately $16.8 million, or 28.3%. The increase in cost of goods sold was primarily the result of an $11.2 million increase in the merchandise costs of goods resulting from an increase in sales, a $2.9 million increase in store occupancy costs as a result of new store openings, and a $1.8 million increase in distribution costs primarily due to an increase in sales as well as the opening of a second distribution center.

Gross profit increased to $34.2 million in the thirteen weeks ended November 2, 2013 from $26.9 million in the thirteen weeks ended October 27, 2012, an increase of $7.3 million, or 27.1%. Gross margin decreased to 30.9% in the thirteen weeks ended November 2, 2013 from 31.1% for the thirteen weeks ended October 27, 2012, a decrease of approximately 20 basis points. The decrease in gross margin was primarily the result of the increase in distribution costs due to the opening of a second distribution center, which decreased margin by approximately 90 basis points. This decrease was partially offset by the increase in the merchandise margin, which increased the margin by approximately 70 basis points.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $31.2 million in the thirteen weeks ended November 2, 2013 from $25.1 million in the thirteen weeks ended October 27, 2012, an increase of $6.1 million, or 24.4%. As a percentage of net sales, selling, general and administrative expenses decreased approximately 80 basis points to 28.2% in the thirteen weeks ended November 2, 2013 compared to 29.0% in the thirteen weeks ended October 27, 2012. The increase in selling, general and administrative expense was primarily the result of increases of $4.6 million in store-related expenses primarily to support new store growth and $1.3 million of corporate related expenses.

Interest Expense, Net
Interest expense, net decreased to $0.3 million in the thirteen weeks ended November 2, 2013 from $0.6 million of interest expense, net in the thirteen weeks ended October 27, 2012, a decrease of approximately $0.3 million. The decrease in interest expense resulted from the decrease in the outstanding balance of our Term Loan Facility (see –“Liquidity and Capital Resources-Term Loan Facility” section below).

Income Tax Expense
Income tax expense for the thirteen weeks ended November 2, 2013 was $1.0 million compared to $0.6 million in income tax expense for the thirteen weeks ended October 27, 2012, an increase of approximately $0.4 million. This increase in income tax expense was primarily the result of a $1.4 million increase in pre-tax income. Our effective tax rate was 37.9% for the thirteen weeks ended November 2, 2013 compared to 43.2% for the thirteen weeks ended October 27, 2012. Our effective tax rate for the thirteen weeks ended November 2, 2013 was lower than the comparable period as a result of changes in the mix of projected pretax income across state jurisdictions and the Company's operating entities as a result of the Restructuring. For the remainder of fiscal 2013, we believe our effective tax rate will be approximately 38.7%.

Net Income
As a result of the foregoing, net income increased to $1.7 million in the thirteen weeks ended November 2, 2013 from net income of $0.7 million in the thirteen weeks ended October 27, 2012, an increase of approximately $1.0 million, or 130.0%.

Thirty-Nine Weeks Ended November 2, 2013 Compared to the Thirty-Nine Weeks Ended October 27, 2012

Net Sales
Net sales increased to $323.4 million in the thirty-nine weeks ended November 2, 2013 from $245.2 million in the thirty-nine weeks ended October 27, 2012, an increase of $78.2 million, or 31.9%. The increase was the result of a non-comparable store sales increase of $64.0 million and a comparable store sales increase of $14.2 million. The increase in non-comparable store sales was driven by new stores and stores that opened in fiscal 2012 but have not been open for 15 full months. We have opened 60 net new stores during fiscal 2013.

Comparable store sales increased 6.6% for the thirty-nine weeks ended November 2, 2013 compared to the thirty-nine weeks ended October 27, 2012. This increase resulted from an increase of approximately 6.4% in the number of transactions in our stores and an increase in the average dollar value of transactions of approximately 0.2%.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $219.6 million in the thirty-nine weeks ended November 2, 2013 from $166.5 million in the thirty-nine weeks ended October 27, 2012, an increase of $53.1 million, or 31.9%. The increase in cost of goods sold was primarily the result of a $37.7 million increase in the merchandise costs of goods resulting from an increase in sales, a $8.6 million increase in store occupancy costs as a result of new store openings, and a $5.0 million increase in distribution costs primarily due to an increase in sales as well as the opening of a second distribution center.

Gross profit increased to $103.8 million in the thirty-nine weeks ended November 2, 2013 from $78.7 million in the thirty-nine weeks ended October 27, 2012, an increase of $25.1 million, or 32.0%. Gross margin was 32.1% for thirty-nine weeks ended November 2, 2013 and was consistent with the thirty-nine weeks ended October 27, 2012. The driver of gross margin was primarily the result of the increase in store occupancy and buying expense increasing at a lower rate than the increase in net sales, which increased margin by approximately 70 basis points. This increase was offset by the increase in distribution costs due to the opening of a second distribution center, which decreased margin by approximately 70 basis points.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $90.5 million in the thirty-nine weeks ended November 2, 2013 from $74.1 million in the thirty-nine weeks ended October 27, 2012, an increase of $16.4 million, or 22.1%. As a percentage of net sales, selling, general and administrative expenses decreased approximately 220 basis points to 28.0% in the thirty-nine weeks ended November 2, 2013 compared to 30.2% in the thirty-nine weeks ended October 27, 2012. The increase in selling, general and administrative expense was primarily the result of increases of $14.1 million in store-related expenses to support new store growth, $4.8 million of corporate related expenses, and $1.0 million of fees incurred for our July 1, 2013 secondary public offering, partially offset by a decrease of $3.5 million in stock-based compensation expense primarily related to the cancellation of certain stock options in exchange for the grant of restricted shares in March 2012.

Interest Expense, Net
Interest expense, net decreased to $1.2 million in the thirty-nine weeks ended November 2, 2013 from $1.8 million of interest expense, net in the thirty-nine weeks ended October 27, 2012, a decrease of $0.6 million. The decrease in interest expense resulted mainly from the decrease in the outstanding balance of our Term Loan Facility (see –“Liquidity and Capital Resources-Term Loan Facility” section below).

Loss on Debt Extinguishment
Loss on Debt Extinguishment decreased to $0.3 million in the thirty-nine weeks ended November 2, 2013 from $1.6 million in the thirty-nine weeks ended October 27, 2012, a decrease of $1.3 million. The decrease in the loss on debt extinguishment is due to the $15.0 million repayment on the $100.0 million Term Loan Facility during the thirty-nine weeks ended November 2, 2013 compared to the $65.5 million of repayments that were made during the thirty-nine weeks ended October 27, 2012.

Income Tax Expense
Income tax expense for the thirty-nine weeks ended November 2, 2013 was $4.6 million compared to a $0.6 million income tax expense for the thirty-nine weeks ended October 27, 2012, an increase of $4.0 million. This increase in income tax expense was primarily the result of a $10.5 million increase in pre-tax income. Our effective tax rate was 38.6% for the thirty-nine weeks ended November 2, 2013 compared to 43.4% for the thirty-nine weeks ended October 27, 2012. Our effective tax rate for the thirty-nine weeks ended November 2, 2013 was lower than the comparable period as a result of changes in the mix of projected pretax income across state jurisdictions and the Company's operating entities as a result of the Restructuring. For the remainder of fiscal 2013, we believe our effective tax rate will be approximately 38.7%.

Net Income
As a result of the foregoing, net income increased to $7.3 million in the thirty-nine weeks ended November 2, 2013 from net income of $0.8 million in the thirty-nine weeks ended October 27, 2012, an increase of $6.5 million.

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

Capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make capital expenditures of approximately $28 million in fiscal 2013, which we expect to fund from cash generated from operations. We devoted approximately $16 million of our capital expenditure budget in fiscal 2013 to construct and open new stores with the remainder projected to be spent on store relocations, remodels, and expansion projects, the distribution centers, and corporate infrastructure.

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

Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand and borrowings under our Revolving Credit Facility. We did not have any direct borrowings under our Revolving Credit Facility during the thirty-nine weeks ended November 2, 2013. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. Over the past three fiscal years, to the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter.

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

The balance outstanding under the Term Loan Facility was $19.5 million as of November 2, 2013. Pursuant to the terms of the Term Loan Facility, due to the repayment of $65.3 million of principal under the Term Loan Facility in July 2012, we are no longer required to make minimum quarterly payments. In May 2013, we repaid $15.0 million of principal on the Term Loan Facility. This amount was classified as a current liability as of February 2, 2013. The remaining unpaid balance will be due upon maturity.

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

Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
	(in millions) (1)
Net cash used in operating activities	$(17.3)	$(23.8)
Net cash used in investing activities	(21.8)	(17.4)
Net cash (used in) provided by financing activities	(11.5)	7.2
Net decrease during period in cash and cash equivalents	$(50.5)	$(34.0)
(1) Components may not add to total due to rounding.

Cash Used in Operating Activities
Net cash used in operating activities for the thirty-nine weeks ended November 2, 2013 was $17.3 million, a decrease of approximately $6.5 million compared to the thirty-nine weeks ended October 27, 2012. The decrease in net cash used in operating activities was primarily the result of a reduction in cash utilized for operations resulting from existing store performance and the addition of new stores and a decrease in bonus payments of approximately $4.4 million primarily driven by a decrease in payments to certain executive officers offset by an increase in income taxes paid of $5.5 million.

Cash Used in Investing Activities
Net cash used in investing activities for the thirty-nine weeks ended November 2, 2013 was $21.8 million, an increase of $4.3 million compared to the thirty-nine weeks ended October 27, 2012 related solely to capital expenditures. The increase in capital expenditures was primarily for the build-out of our second distribution center, our new store construction, and corporate infrastructure.

Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for the thirty-nine weeks ended November 2, 2013 was $11.5 million, an increase of approximately $18.7 million compared to the net cash provided by financing activities of $7.2 million for the thirty-nine weeks ended October 27, 2012. The increase in net cash used in financing activities was primarily the result of the $15.0 million principal repayment on the Term Loan Facility (see below) during the thirty-nine weeks ended November 2, 2013 compared to $100.0 million of proceeds from our Term Loan Facility and $73.3 million of net proceeds from our initial public offering, partially offset by $99.5 million of dividend payments, and the $65.5 million of principal repayments on the Term Loan Facility during the thirty-nine weeks ended October 27, 2012.

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

The Term Loan Facility is subject to repayment upon the receipt of certain proceeds, including those from the sale of certain assets, insurance proceeds and indebtedness not otherwise permitted. The Term Loan Facility was also subject to repayment of $50.0 million upon the receipt of proceeds from our initial public offering (the "IPO"). We closed the IPO on July 24, 2012. In July 2012, we repaid $65.3 million of principal against the Term Loan Facility and $0.7 million of interest. In October 2012 and May 2013, we repaid $0.3 million and $15.0 million, respectively, of principal on the Term Loan Facility. As of November 2, 2013, the balance outstanding under the Term Loan Facility was $19.5 million bearing interest at a rate of 5.25%. Pursuant to the terms of the Term Loan Facility, due to the repayment of $65.3 million of principal under the Term Loan Facility in July 2012, we are no longer required to make minimum quarterly payments. The remaining unpaid balance will be due upon maturity.

In connection with the Term Loan Facility, we incurred deferred financing costs of $2.7 million which are being amortized over the term of the Term Loan Facility. The amortization is included in interest expense, net, in the consolidated statements of operations. In connection with the $65.5 million of principal repayments on the Term Loan Facility in fiscal 2012 and the $15.0 million principal repayment on the Term Loan Facility in May 2013, approximately $1.6 million and $0.3 million, respectively, of the deferred financing costs were written off and included in loss on debt extinguishment in the consolidated statements of operations for the thirty-nine weeks ended October 27, 2012 and November 2, 2013. The remaining deferred financing costs, net of amortization, are included in other assets on the balance sheet at November 2, 2013.

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

All obligations under the Term Loan Facility are secured by substantially all of our assets and are guaranteed by the Subsidiary. As of November 2, 2013, we were in compliance with the financial covenant and other covenants applicable to us under the Term Loan Facility.

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

The Revolving Credit Facility provides for interest on borrowings, at our option, at (a) a prime rate plus a margin of (i) 0.75% if excess availability is greater than or equal to 75%, (ii) 1.0% if excess availability is less than 75% but greater than or equal to 33% or (iii) 1.25% if excess availability is less than 33% or (b) a LIBOR-based rate plus a margin of (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. The Revolving Credit Facility further provides for a letter of credit fee equal to the LIBOR-based rate plus (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. The Revolving Credit Facility also contains an unused credit facility fee of 0.375% per annum and is subject to a servicing fee of $12 thousand per year.

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

As of November 2, 2013, we had no borrowings outstanding under the Revolving Credit Facility.

All obligations under the Revolving Credit Facility are secured by substantially all of our assets and are guaranteed by the Subsidiary. As of November 2, 2013, we were in compliance with the covenants applicable to us under the Revolving Credit Facility.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in the Annual Report. We believe that there have been no significant changes to our critical accounting policies during the thirty-nine weeks ended November 2, 2013.

Contractual Obligations

Except as set forth below, there have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business.

From February 2, 2013 to November 2, 2013 we have entered into 39 new fully executed retail leases with an average term of 10 years and other lease modifications that have future minimum lease payments of approximately $61.9 million. In addition, as of November 2, 2013, the balance outstanding under the Term Loan Facility was $19.5 million. Pursuant to the terms of the Term Loan Facility, due to the repayment of $65.3 million of principal under the Term Loan Facility in July 2012, we are no longer required to make minimum quarterly payments. The remaining unpaid balance will be due upon maturity. The balance bears an interest rate of 5.25%.

Off Balance Sheet Arrangements

As of and for the thirty-nine weeks ended November 2, 2013, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of November 2, 2013, we had no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility provides for interest on borrowings, at our option, at (a) a prime rate plus a margin of (i) 0.75% if excess availability is greater than or equal to 75%, (ii) 1.0% if excess availability is less than 75% but greater than or equal to 33% or (iii) 1.25% if excess availability is less than 33% or (b) a LIBOR-based rate plus a margin of (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. The Revolving Credit Facility further provides for a letter of credit fee equal to the LIBOR-based rate plus (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%.

As of November 2, 2013, the principal amount of the Term Loan Facility was $19.5 million. The Term Loan Facility provides for interest on borrowings, at our option, at an alternate base rate which is the greater of (i) the administrative agent's prime rate in effect on such day and (ii) the federal funds effective rate in effect on such day plus 0.50% with a 2.00% floor plus a margin of 3.25% or a LIBOR-based rate with a 1.00% floor plus a margin of 4.25%. Based on a sensitivity analysis as of November 2, 2013, a 100 basis point increase in market interest rates would increase our annual interest expense on the Term Loan Facility by approximately $0.2 million. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

Changes in Internal Control over Financial Reporting
There was no change to our internal control over financial reporting during the thirteen weeks ended November 2, 2013 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases of our common stock during the third fiscal quarter of 2013. The shares represent shares of our common stock that we have elected to repurchase due to a termination of employment prior to vesting. We do not consider this a share buyback program.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 4, 2013 through August 31, 2013	—	—	—	$—
September 1, 2013 through October 5, 2013	129	$11.45	—	—
October 6, 2013 through November 2, 2013	—	—	—	—
Total	129	$11.45	—	$—

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

101†
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of November 2, 2013, February 2, 2013 and October 27, 2012; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended and Thirty-Nine Weeks Ended November 2, 2013 and October 27, 2012; (iii) the Unaudited Consolidated Statement of Shareholders’ Equity for the Thirty-Nine Weeks Ended November 2, 2013; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 2, 2013 and October 27, 2012 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

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

FIVE BELOW, INC.

Date: December 6, 2013	/s/ Thomas G. Vellios
Thomas G. Vellios
President and Chief Executive Officer (duly authorized officer and Principal Executive Officer)

Date: December 6, 2013	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of November 2, 2013, February 2, 2013 and October 27, 2012; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended and Thirty-Nine Weeks Ended November 2, 2013 and October 27, 2012; (iii) the Unaudited Consolidated Statement of Shareholders’ Equity for the Thirty-Nine Weeks Ended November 2, 2013; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 2, 2013 and October 27, 2012 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

†
Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.