Form 10-K
period 2014-02-01
FIVE BELOW, INC
filed 2014-03-26
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2014
OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission file number: 001-35600
Five Below, Inc.
(Exact name of Registrant as specified in its charter)

Pennsylvania		75-3000378
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

1818 Market Street Suite 2000 Philadelphia, PA 19103 (Address of Principal Executive Office)		19103 (Zip Code)
(215) 546-7909 (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class		Name of each exchange on which registered
Common Stock, $0.01 par value per share		The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of each class		Name of each exchange on which registered
Not applicable		Not applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the securities act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑    Accelerated Filer    ☐    Non-Accelerated Filer        ☐    Smaller Reporting Company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑
As of August 2, 2013, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common stock (based upon the last reported sales price on The NASDAQ Global Select Market) held by non-affiliates of the registrant was approximately $1,327,056,843.
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 24, 2014 was 54,193,901.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on June 24, 2014 (hereinafter referred to as the “Proxy Statement”) are incorporated by reference into Part III of this report.

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
•extreme weather conditions in the areas in which our stores are located could negatively affect our business and results of operations;
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
•our lease obligations;
•changes in our competitive environment, including increased competition from other retailers and the presence of online retailers;
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

PART I

ITEM 1. BUSINESS
General
Five Below, Inc. was incorporated in Pennsylvania in January 2002. Our principal executive office is located at 1818 Market Street, Suite 2000, Philadelphia, PA 19103 and our telephone number is (215) 546-7909. Our corporate website address is www.fivebelow.com. The information contained on, or accessible through, our corporate website does not constitute part of this Annual Report. As used herein, “Five Below,” the “Company,” “we,” “us,” “our” or “our business” refers to Five Below, Inc. (individually and/or collectively with its wholly owned subsidiary), except as expressly indicated or unless the context otherwise requires.
We purchase products in reaction to existing marketplace trends and, hence, refer to our products as “trend-right.” We use the term “dynamic” merchandise to refer to the broad range and frequently changing nature of the products we display in our stores. We use the term “power” shopping center to refer to an unenclosed shopping center with 250,000 to 750,000 square feet of gross leasable area that contains three or more “big box” retailers (large retailers with floor space over 50,000 square feet) and various smaller retailers with a common parking area shared by the retailers. We use the term “lifestyle” shopping center to refer to a shopping center or commercial development that is often located in suburban areas and combines the traditional retail functions of a shopping mall with leisure amenities oriented towards upscale consumers. We use the term “community” shopping center to refer to a shopping area designed to serve a trade area of 40,000 to 150,000 people with a minimum of 435,000 square feet (10 acres) in area, where the lead tenant is a variety discount or junior department store. We use the term “trade area” to refer to the geographic area from which the majority of a given retailer's customers come from. Trade areas vary by market based on geographic size, population density, demographics and proximity to alternative shopping opportunities.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to “fiscal year 2014” or “fiscal 2014” refer to the period from February 2, 2014 to January 31, 2015, which consists of a 52-week fiscal year. References to “fiscal year 2013” or “fiscal 2013” refer to the period from February 3, 2013 to February 1, 2014, which consists of a 52-week fiscal year. References to “fiscal year 2012” or “fiscal 2012” refer to the period from January 29, 2012 to February 2, 2013, which consists of a 53-week fiscal year. References to “fiscal year 2011” or “fiscal 2011” refer to the period from January 30, 2011 to January 28, 2012, which consists of a 52-week fiscal year. References to 2014, 2013, 2012, and 2011 are to our fiscal years unless otherwise specified.
Our Company
Five Below is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the teen and pre-teen customer. We offer a dynamic, edited assortment of exciting products, all priced at $5 and below, including select brands and licensed merchandise across a number of our category worlds: Style, Room, Sports, Tech (also known as "Media"), Crafts, Party, Candy and Now (also known as "Seasonal"). We believe we are transforming the shopping experience of our target demographic with a unique merchandising strategy and high-energy retail concept that our customers consider fun and exciting. Based on management’s experience and industry knowledge, we believe our compelling value proposition and the dynamic nature of our merchandise offering has fostered universal appeal to teens and pre-teens, as well as customers across a variety of age groups beyond our target demographic.
We opened the first Five Below store in the greater Philadelphia area in 2002 and, since then, have been expanding across the Northeast, South and Midwest regions of the United States of America. As of February 1, 2014, we operated a total of 304 locations across 19 states. Our new store model assumes a store size of approximately 7,500 square feet and is typically located within power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets. We opened 60 net new stores in fiscal 2013 and plan to open approximately 62 new stores in fiscal 2014. We believe that we have the opportunity to grow our store base to more than 2,000 locations over time.
We believe our business model has resulted in strong financial performance irrespective of the economic environment:

•	We have achieved positive comparable store sales during each of the last 31 fiscal quarters.

•	Our comparable store sales increased by 4.0% in fiscal 2013, 7.1% in fiscal 2012, and 7.9% in fiscal 2011.

•	We expanded our store base from 192 stores at the end of fiscal year 2011 to 304 stores at the end of fiscal year 2013, representing a compounded annual growth rate of 25.8%.

•
Between fiscal 2011 and 2013, our net sales increased from $297.1 million to $535.4 million, representing a compounded annual growth rate of 34.2%. Over the same period, our operating income increased from $26.2 million to $53.7 million, representing a compounded annual growth rate of 43.2%.

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

•
Exceptional Value Proposition for Customers.    We believe we offer a clear value proposition to our customers. Our price points of $5 and below resonate both with our target demographic and also with other value-oriented customers. We are able to deliver on this value proposition through sourcing products in a manner that is designed to achieve low cost, fast response and high item velocity and sell-through. We maintain a dynamic and collaborative relationship with our vendor partners that provide us with favorable access to quality merchandise at attractive prices. We also employ an opportunistic buying strategy, capitalizing on select excess inventory opportunities with our vendors. This unique and flexible sourcing strategy allows us to offer high-quality products at exceptional value across all of our category worlds.

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

•
Powerful and Consistent Store Economics.    We have a proven store model that generates strong cash flow, consistent store-level financial results and high level return on investment. Our stores have been successful in varying geographic regions, population densities and real estate settings and our new stores have achieved average payback periods of less than one year. We believe our robust store model, reinforced by our rigorous site selection process and in-store execution, drives the strength and consistency of our comparable store sales financial results across all geographic regions and store-year classes.

•
Highly Experienced and Passionate Senior Management Team with Proven Track Record.    Since our inception, our co-founders, David Schlessinger and Thomas Vellios, who have approximately 68 combined years of retail experience, have set the vision and strategic direction for Five Below. Messrs. Schlessinger and Vellios have assembled a talented senior management team averaging 25 years of retail experience across a broad range of disciplines, including merchandising, real estate, finance, store operations, supply chain management and information technology. Our management team drives our operating philosophy, which is based on a relentless focus on providing high-quality merchandise at exceptional value and a superior shopping experience utilizing a disciplined, low-cost operating and sourcing structure. We believe our management team is integral to our success and has positioned us well for long-term growth.

Growth Strategy
We believe we can grow our net sales and earnings by executing on the following strategies:

•
Grow Our Store Base.    We believe there is significant opportunity to expand our store base in the U.S. from 304 locations as of February 1, 2014 to more than 2,000 locations within the U.S. over time. Based upon our strategy of store densification in existing markets and expanding into adjacent states and markets, we expect most of our near-term growth will occur within our existing markets, as well as contiguous new markets. This strategy allows us to benefit from enhanced brand awareness and achieve operational efficiencies. We opened 52 new stores in fiscal 2012, 60 net new stores in fiscal 2013, and plan to open approximately 62 new stores in fiscal 2014. Our new store model assumes approximately 7,500 square feet and are primarily in-line locations within power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets. We have a talented and disciplined real estate management team and a rigorous real estate site selection process. We analyze the demographics of the surrounding trade areas and the performance of adjacent retailers, as well as traffic and specific site characteristics and other variables. As of February 1, 2014, we have executed lease agreements for the opening of 48 new stores in fiscal 2014.

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

•
Increase Brand Awareness.    We have a cost-effective marketing strategy designed to drive store traffic and promote brand awareness. Our strategy includes the use of newspaper circulars and grassroots marketing to support existing and new market entries. We believe we have an opportunity to leverage our growing social media presence to drive brand excitement and increased store visits within existing and new markets. We believe our online platform is an extension of our brand and retail stores, serving as a marketing and informational tool for us. This platform allows us to continue to build brand awareness and expand our customer base.

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

Our History
Five Below, Inc. was founded in 2002 by our Executive Chairman, David Schlessinger, and our President and Chief Executive Officer, Thomas Vellios, who recognized a market need for a fun and affordable shopping destination aimed at our target customer. The Company was incorporated in Pennsylvania in January 2002 under the name of Cheap Holdings, Inc. We changed our name to Five Below, Inc. in August 2002. In October 2010, Advent International Corporation ("Advent") acquired a majority interest in Five Below, which we refer to as the 2010 Transaction, with the goal of supporting the management team in accelerating our growth.

On July 24, 2012, we completed our initial public offering, or IPO, of 11,057,692 shares of common stock at a price of $17.00 per share. Our common stock is listed on The NASDAQ Global Select Market under the symbol “FIVE.” Of the shares sold in the IPO, 4,807,692 shares were sold by the Company and 6,250,000 shares were sold by selling shareholders. In February, July and September 2013, certain of our shareholders sold 13,012,250, 6,900,000 and 7,100,000 shares of common stock, respectively, in separate secondary public offerings. As of February 1, 2014, Advent owned approximately 8.6% of our outstanding common stock.

On June 12, 2013, we completed an internal business restructuring pursuant to which we formed Five Below Merchandising, Inc., a wholly-owned subsidiary (the “Subsidiary”), and transferred to the Subsidiary assets, operations and employees related to our merchandising operations (the “Restructuring”). Following the Restructuring, the Subsidiary purchases and sells to us certain goods for sale at our retail locations, and we provide to the Subsidiary back office support, office space and other services, in each case, pursuant to agreements between us and the Subsidiary. In connection with the Restructuring, on June 12, 2013, we amended and restated the Loan and Security Agreement (defined in "Liquidity and Capital Resources - Line of Credit") and certain other ancillary documents to our Revolving Credit Facility (defined in "Liquidity and Capital Resources - Line of Credit") in order to, among other things, allow us to form and capitalize the Subsidiary and make the Subsidiary a party to the Loan and Security Agreement as a guarantor of our obligations thereunder. The Subsidiary also acceded to the credit agreement and certain ancillary documents to our Term Loan Facility (defined in "Liquidity and Capital Resources - Term Loan Facility") as a guarantor of our obligations thereunder. Our consolidated financial statements include the accounts of Five Below, Inc. and the Subsidiary. All intercompany transactions and accounts are eliminated in the consolidation of our financial statements.

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
Our typical store features in excess of 4,000 stock-keeping units, or SKUs, across a number of our category worlds including Style, Room, Sports, Tech, Crafts, Party, Candy and Now. We focus our merchandising strategy on maintaining core categories within our stores, but aim to generate high item velocity and sell-through to keep our assortment fresh and drive repeat visits. We monitor trends in our target demographic market, historical sales trends of current and prior products and the success of new product launches to ensure that our merchandise is relevant for our customers. We have a highly planned merchandise strategy focused on trend-right and everyday products supplemented by selected opportunistic purchases from our vendors to drive traffic and therefore offer our customers a consistently exciting shopping experience.
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

•
Tech:        Consists of a selection of accessories for PCs, cell phones, MP3 players and tablet computers. The offering includes cases, chargers, headphones and other related items. We also carry a range of media products including books, video games and DVDs.

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

Set forth below is data for the following groups of products – leisure, fashion and home, and party and snack. The percentage of net sales represented by each product group for each of the last three fiscal years was as follows:

Sales by Product Group	Percentage of Net Sales
	2013	2012	2011
Leisure	51.7%	52.6%	50.6%
Fashion and home	29.3%	30.3%	31.7%
Party and snack	19.0%	17.1%	17.7%
Total	100.0%	100.0%	100.0%
Leisure includes items such as sporting goods, games, toys, tech, books, electronic accessories, and arts and crafts. Fashion and home includes items such as personal accessories, “attitude” t-shirts, beauty offerings, home goods and storage options. Party and snack includes items such as party and seasonal goods, greeting cards, candy and other snacks, and beverages.

Our Stores
As of February 1, 2014, we operated 304 stores throughout the Northeast, South and Midwest regions of the United States. Our new store model assumes a store size of 7,500 square feet. Our stores are primarily located in power, community and lifestyle shopping centers; less than 3% of our stores are located in malls. The following map shows the number of stores in each of the states in which we operated and the locations of our distributions centers as of February 1, 2014.
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
Each of our category worlds is strategically located within our stores in an effort to enhance the customer’s shopping experience. For example, our Now offerings are located in the front of the store with the goal of catching customers’ attention and being “top of mind,” and specially featured value items and other key items are positioned along the center aisle. Impulse items and “dollar value” tables surround the checkout areas to capture add-on purchases.
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
We believe there is a significant opportunity to expand our store base in the U.S. We opened 60 net new stores in fiscal 2013, and we intend to open approximately 62 new stores in fiscal 2014 through expansion in existing markets and by entering new markets. We maintain a pipeline of real estate sites that have been approved by our real estate committee and have executed 48 leases through February 1, 2014 for new stores in fiscal 2014. Our recent store growth is summarized in the following table:

Period	Stores at Start of Period	Stores Opened	Stores Closed	Net Store Increase	Stores at End of Period
Fiscal 2011	142	51	1	50	192
Fiscal 2012	192	52	—	52	244
Fiscal 2013	244	62	2	60	304
During the twelve months ended February 1, 2014, 62 additional stores were opened and 2 stores were closed, bringing the total number of stores open as of February 1, 2014 to 304.
Opening stores within existing markets enables Five Below to benefit from enhanced brand awareness and to achieve advertising, operating and distribution efficiencies. Our targeted new store openings include additional locations in existing markets as well as expansion into adjacent states and markets. In existing markets, we use a store densification strategy that promotes brand awareness and leverages marketing, operating and distribution costs. When entering new markets, we employ a store clustering strategy, opening multiple stores in a single market on the same day, enabling us to leverage marketing and pre-opening expenses and generate initial new market brand awareness.
Our store growth is supported by our new store economics, which we believe to be compelling. Our new store model assumes a store size of approximately 7,500 square feet that achieves sales of approximately $1.5 million to $1.6 million in the first full year of operation and an average new store cash investment of approximately $0.3 million, including our store build-out (net of tenant allowances), inventory (net of payables) and cash pre-opening expenses. Our new store model targets an average payback period of less than one year on our initial investment.
Store Management, Culture and Training
Each of our stores is managed by a general manager and one or two assistant managers who oversee full-time and part-time team members within each store. Each general manager is responsible for the day-to-day operations of his or her store, including the unit’s operating results, maintaining a clean and appealing store environment and the hiring, training and development of personnel. We also employ regional managers who are responsible for overseeing the operations of our district managers. Our district managers are responsible for overseeing the operations of 10 to 15 stores, on average.
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

Merchandising, Sourcing and Distribution
We have developed a disciplined approach to buying and a dynamic inventory planning and allocation process to support our merchandising strategy.
Merchandising
Our merchandising team consists of an Executive Vice President, Merchandising, who reports directly to our Chief Executive Officer, supported by general merchandising managers and an extensive team of merchandising personnel. Our merchandising team works directly with our product development team and our central planning and allocation group to ensure a consistent delivery of products across our store base. Our Executive Vice President, Merchandising has over 20 years of experience within the retail sector.
Our product development team consists of a Senior Vice President of Business and Product Development, who reports directly to our Chief Executive Officer and is supported by a product development team. Our product development team works directly with our merchandising group to identify new and improved products through international sourcing. Our Senior Vice President of Business and Product Development has over 30 years of experience within the retail sector.
Sourcing
We believe we have strong sourcing capabilities developed through a dynamic and collaborative relationship with our vendor partners that provide us with favorable access to quality merchandise at attractive prices. We regularly purchase core merchandise in accordance with our key categories. We also employ an opportunistic buying strategy, capitalizing on selected excess inventory opportunities, to purchase complementary merchandise based on consumer trends, product availability and favorable economic terms.
We work with approximately 780 active vendors, with no single vendor representing more than 8% of our purchases in fiscal 2013. We sourced approximately 79% of our purchases from domestic vendors in fiscal 2013. We typically have no long-term supply agreements or exclusive arrangements with our vendors, and our top 20 vendors represent approximately 40% of total goods purchased in fiscal 2013.
Distribution
We distribute over 85% of our merchandise from our 421,000 square foot distribution center in New Castle, Delaware and our 605,000 square foot distribution center in Olive Branch, Mississippi, with the remaining merchandise shipped directly from the vendor to our stores. We realize cost savings by working with our vendors to streamline and reduce packaging to diminish shipping costs.
We generally ship merchandise from our distribution centers to our stores between two and four times a week, depending on the season and the volume of a specific store. We use contract carriers to ship merchandise to our stores. From time to time, we augment our distribution facilities with third-party warehousing. We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional distribution centers.

Marketing and Advertising
Our cost-effective marketing strategy is designed to drive store traffic and increase brand awareness with our target demographic, as well as other value-oriented customers. Our strategy includes the use of newspaper circulars focused during peak selling seasons that highlight our brand and exceptional value proposition as well as grassroots marketing to support existing and new market entries. Additionally, we rely on the strong visibility and the presence of our store locations, email messaging and community fundraising to promote and further our brand image and drive traffic. Our social media presence is growing rapidly as we utilize Facebook, Instagram and Twitter to engage our customers with compelling digital content on a daily basis.
Our marketing team works with our merchandising team to develop novel and dynamic techniques to display our products, including distinctive merchandise fixtures and colorful and stimulating signage, which attract customers, encourage hands-on interaction with our products and convey our value pricing.
For new store openings, we seek to create community awareness and consumer excitement through a mix of print advertising, public relations and community outreach promoting the grand opening and by creating an engaging grand opening event that includes contests, giveaways and signature “Five Cent” hot dogs. We also aim to execute multiple store openings in a given new market on the same day in order to leverage marketing efforts to produce maximum impact.
In addition to our marketing and public relations efforts described above, we also maintain a website (www.fivebelow.com) and, over the last year, our online following has grown substantially. We use both our website and social networking sites to highlight our featured products, value proposition, store locations, employment opportunities, and grand openings.

Competition
We compete with a broad range of retailers including discount, mass merchandise, grocery, drug, convenience, variety and other specialty stores with both physical locations and online stores. Many of these retail companies operate stores in many of the areas where we operate, and many of them engage in extensive advertising and marketing efforts.
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

Management Information Systems
Our management information systems provide a full range of business process assistance and timely information to support our merchandising strategy, warehouse management, stores and operating and financial teams. We believe our current systems provide us with operational efficiencies, scalability, management control and timely reporting that allow us to identify and respond to merchandising and operating trends in our business. We use a combination of internal and external resources to support store point-of-sale, merchandise planning and buying, inventory management, financial reporting, real estate and administrative functions. We continuously assess ways to maximize productivity and efficiency, as well as, evaluate opportunities to further enhance our existing systems.

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

Employees
As of February 1, 2014, we employed approximately 1,000 full-time and 4,500 part-time personnel. Of our total employees, approximately 200 were based at our corporate headquarters in Philadelphia, Pennsylvania, approximately 200 were based at our distribution centers in New Castle, Delaware and Olive Branch, Mississippi and approximately 5,100 were store employees. The number of part-time associates fluctuates depending on seasonal needs. We consider our relationship with our employees to be very good. None of our employees belong to a union or are party to any collective bargaining or similar agreement.

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

Available Information

For more information about us, visit our website at www.fivebelow.com. The contents of our website are not part of this Annual Report on Form 10-K. Our electronic filings with the Securities and Exchange Commission (including all annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available, free of charge, through our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission.

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
Our growth is dependent on our ability to open profitable new stores. We believe we have an opportunity to continue to grow our store base from 304 stores in 19 states as of February 1, 2014, to more than 2,000 locations over time.
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
Extreme weather conditions in the areas in which our stores are located could negatively affect our business and results of operations.
Extreme weather conditions in the areas in which our stores are located could negatively affect our business and results of operations. Inclement weather conditions, as well as severe storms, in areas in which we operate could have a significant impact on consumer behavior, travel and store traffic patterns, as well as our ability to operate our stores. For example, frequent or unusually heavy snowfall, ice storms, rainstorms or other extreme weather conditions over a prolonged period could make it difficult for our customers to travel to our stores and thereby reduce our sales and profitability. Any reduction in sales from extreme weather could be further impacted by the fact that we do not sell our products on the Internet as consumers cannot purchase our products without traveling to our stores during inclement weather. In addition, we typically generate higher revenues and gross margins during our last fiscal quarter, which includes the year-end holiday season. If weather conditions are not favorable during these periods, our operating results and cash flow from operations could be adversely affected.
Our new store growth is dependent upon our ability to successfully expand our distribution network capacity, and failure to achieve or sustain these plans could affect our performance adversely.
We maintain distribution centers in New Castle, Delaware and Olive Branch, Mississippi to support our growth objectives. The Olive Branch, Mississippi distribution center became fully operational during fiscal 2013. We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional distribution centers. Should we open additional distribution centers, delays in opening could adversely affect our future operations by slowing store growth, which could, in turn, reduce sales growth. In addition, any distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as: shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of future projects could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that any project will be completed on time or within established budgets.

A significant disruption to our distribution network or to the timely receipt of inventory could adversely impact sales or increase our transportation costs, which would decrease our profits.
We currently rely on our two distribution centers in New Castle, Delaware and Olive Branch, Mississippi to distribute our products. Because most of our products are distributed from these centers, the loss of our distribution centers, due to natural disaster or otherwise, would materially affect our operations. We also rely upon independent third-party transportation to provide goods to our stores in a timely and cost-effective manner, through deliveries to our distribution centers from vendors and then from the distribution centers or direct ship vendors to our stores. Our use of outside delivery services for shipments is subject to risks outside of our control and any disruption, unanticipated expense or operational failure related to this process could affect store operations negatively. For example, unexpected delivery delays or increases in transportation costs (including through increased fuel costs or a decrease in transportation capacity for overseas shipments) could significantly decrease our ability to generate sales and earn profits. In addition, labor shortages or work stoppages in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could negatively affect our business. If we change shipping companies, we could face logistical difficulties that could adversely impact deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from the independent third-party transportation providers we currently use, which would increase our costs.
Inability to attract and retain qualified employees, particularly senior management and district, store and distribution center managers, and to control labor costs, as well as other labor issues, could adversely affect our business.
Our growth could be adversely impacted by our inability to attract, retain and motivate qualified employees at the store operations level, in distribution facilities, and at the corporate level, at costs which allow us to profitably conduct our operations. Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, prevailing wage rates, minimum wage laws, health and other insurance costs, and changes in employment and labor laws (including changes in the process for our employees to join a union) or other workplace regulation. To the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. In addition, we believe the current pricing of our healthcare costs includes the potential future impact of recently enacted comprehensive healthcare reform legislation, but such legislation may further cause our healthcare costs to increase. Significant costs of the healthcare reform legislation may occur after 2013 due to provisions of the legislation being phased in over time and changes to our healthcare costs structure could have a significant negative effect on our business. In addition, our ability to pass along any increase in labor costs to our customers is constrained by our low price model.
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
Our inventory balance represented approximately 39% of our total assets as of February 1, 2014. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, we may have to take unanticipated markdowns to dispose of excess inventory, which also can adversely impact our financial results. We also experience inventory shrinkage, and we cannot assure you that incidences of inventory loss and theft will stay at acceptable levels or decrease in the future, or that the measures we are taking will effectively address the problem of inventory shrinkage. We continue to focus on ways to reduce these risks, but we cannot assure you that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our cash flows from operations may be negatively affected.
Our business requires that we lease substantial amounts of space and there can be no assurance that we will be able to continue to lease space on terms as favorable as the leases negotiated in the past.
We do not own any real estate. Instead, we lease all of our store locations, as well as our corporate headquarters and distribution facilities in New Castle, Delaware and Olive Branch, Mississippi. Our stores are leased from third parties, with typical initial lease terms of ten years. Many of our lease agreements also have additional five-year renewal options. We believe that we have been able to negotiate favorable rental rates and tenant allowances over the last few years due in large part to the state of the economy and higher than usual vacancy rates in shopping centers and regional malls. These trends may not continue, and there is no guarantee that we will be able to continue to negotiate such favorable terms. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. Increases in our occupancy costs and difficulty in identifying economically suitable new store locations could have significant negative consequences, which include:

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
We operate in a highly competitive retail environment with numerous competitors, some of which have greater resources or better brand recognition than we do. We compete with respect to customers, price, store location, merchandise quality, assortment and presentation, in-stock consistency, customer service and employees. This competitive environment subjects us to various risks, including the ability to provide quality, trend-right merchandise to our customers at competitive prices that allow us to maintain our profitability. Because of our low price model, we may have limited ability to increase prices in response to increased costs without losing competitive position which may adversely affect our margins and financial performance. In addition, price reductions by our competitors may result in the reduction of our prices and a corresponding reduction in our profitability. Many of our competitors also make sales through the Internet, and although we do maintain an Internet site, we do not sell merchandise online. Accordingly, we may face periods of intense competition in the future, which could have a material adverse effect on our profitability and results of operations.
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
Our business is seasonal, with the highest percentage of sales (approximately 40% of total annual sales over the last two fiscal years) occurring during the last fiscal quarter (November, December and January), which includes the year-end holiday season. We purchase substantial amounts of inventory in the end of the third fiscal quarter (October) and beginning of the fourth fiscal quarter (November and December) and incur higher shipping costs and higher payroll costs in anticipation of the increased sales activity during these time periods. Adverse events, such as deteriorating economic conditions, higher unemployment, higher gas prices, public transportation disruptions or unusual weather could result in lower-than-planned sales during the holiday season which may lead to unanticipated markdowns. Since we rely on third parties for transportation and use third party warehouses when we build up inventory, a number of these factors are outside of our control. An unsuccessful fourth quarter, or holiday season, will have a substantial negative impact on our financial condition and results of operations for the entire fiscal year.
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
Reporting obligations as a public company and our anticipated growth are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on the effectiveness of our internal control over financial reporting. As a result, we may incur substantial expenses to test our systems, to make any necessary improvements, and to hire additional personnel. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our business and cause a decline in our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and harm our ability to raise capital. Failure to accurately report our financial performance on a timely basis could also jeopardize our continued listing on The NASDAQ Global Select Market or any other stock exchange on which our common stock may be listed. Delisting of our common stock on any exchange could reduce the liquidity of the market for our common stock, which could reduce the price of our stock and increase the volatility of our stock price.
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
The protection of our customer, employee and company data is critical to us. We have procedures and technology in place to safeguard our customers’ debit and credit card, and other personal information, our employees’ private data and company records and intellectual property. While we have taken significant steps to protect customer and confidential information, the intentional or negligent actions of employees, business associates or third parties may undermine our security measures. As a result, unauthorized parties may obtain access to our data systems and misappropriate confidential data. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent the compromise of our customer transaction processing capabilities and personal data. Furthermore, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If any such compromise of our security or the security of information residing with our business associates or third parties were to occur, we could be exposed to negative publicity, government enforcement actions, private litigation or costly response measures. In addition, our reputation within the business community and with our customers may be affected, which could result in our customers discontinuing the use of debit or credit cards in our stores, or not shopping in our stores altogether. This could cause us to lose market share to our competitors and could have an adverse effect on our financial results.
We are exposed to the risk of natural disasters, unusual weather conditions, pandemic outbreaks, global political events, war and terrorism that could disrupt business and result in lower sales, increased operating costs and capital expenditures.
Our headquarters, store locations and distribution centers, as well as certain of our vendors and customers, are located in areas which have been and could be subject to natural disasters such as floods, hurricanes, tornadoes, fires or earthquakes. Adverse weather conditions or other extreme changes in the weather, including resulting electrical and technological failures, may disrupt our business and may adversely affect our ability to sell and distribute products. For example, as a result of Superstorm Sandy in October 2012, we experienced closures in 122 of our stores. In addition, we operate in markets that may be susceptible to pandemic outbreaks, war, terrorist acts or disruptive global political events, such as civil unrest in countries from which our vendors are located or products are manufactured. Our business may be harmed if our ability to sell and distribute products is impacted by any such events, any of which could influence customer trends and purchases and may negatively impact our net sales, properties or operations. Such events could result in physical damage to one or more of our properties, the temporary closure of some or all of our stores or distribution centers, the temporary lack of an adequate work force in a market, temporary or long-term disruption in the transport of goods, delay in the delivery of goods to our distribution centers or stores, disruption of our technology support or information systems, or fuel shortages or dramatic increases in fuel prices, which increase the cost of doing business. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage. Any of these factors, or combination thereof, could adversely affect our operations.

Current economic conditions and other economic factors could adversely impact our financial performance and other aspects of our business in various respects.
Weakness in the U.S. economy or other economic factors affecting disposable consumer income, such as employment levels, inflation, business conditions, fuel and energy costs, consumer debt levels, lack of available credit, interest rates, tax rates and erosion in consumer confidence may affect our business adversely. Such factors could reduce overall consumer spending or cause customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable than other product choices, all of which could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins. We have limited or no ability to control many of these factors. Global economic uncertainty, the impact of recessions and the potential for failures or realignments of financial institutions and the related impact on available credit may impact us, our vendors and other business partners, our landlords, our customers, our service providers and our operations in an adverse manner.
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
Our business is subject to the risk of litigation by employees, consumers, vendors, competitors, intellectual property rights holders, shareholders, government agencies and others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our consolidated financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend future litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition, results of operations or liquidity.
If we fail to protect our brand name, competitors may adopt trade names that dilute the value of our brand name.
We may be unable or unwilling to strictly enforce our trademarks in each jurisdiction in which we do business. Also, we may not always be able to successfully enforce our trademarks against competitors or against challenges by others. Our failure to successfully protect our trademarks could diminish the value and efficacy of our brand recognition and could cause customer confusion, which could, in turn, adversely affect our sales and profitability.
Our management has limited experience managing a public company and our current resources may not be sufficient to fulfill our public company obligations.
We are subject to various regulatory requirements, including those of the Securities and Exchange Commission (SEC) and The NASDAQ Stock Market LLC. These requirements include record keeping, financial reporting and corporate governance rules and regulations. Our management team has limited experience in managing a public company and, historically, has not had the resources typically found in a public company. Our internal infrastructure may not be adequate to support our increased reporting obligations and we may be unable to hire, train or retain necessary staff and may be reliant on engaging outside consultants or professionals to overcome our lack of experience or employees. Our business could be adversely affected if our internal infrastructure is inadequate and we are unable to engage outside consultants or are otherwise unable to fulfill our public company obligations.

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
We incur significant expenses as a result of being a public company, which negatively impact our financial performance and could cause our results of operations and financial condition to suffer.
In July 2012, we completed our IPO. As a result, we are now required to incur significant legal, accounting, insurance, compliance and other expenses as a result of being a public company. We are obligated to file annual and quarterly information and other reports with the Securities and Exchange Commission ("SEC"). In addition, we also became subject to other reporting and corporate governance requirements which impose significant compliance obligations upon us. The Sarbanes-Oxley Act of 2002, together with related rules implemented by the SEC and by The NASDAQ Stock Market LLC, have imposed increased regulation and disclosure and have required enhanced corporate governance practices of public companies. Our efforts to comply with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act as discussed in “—Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting, which could harm our business and cause a decline in our stock price” above, substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. These laws, rules and regulations may make it more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. As a result of the foregoing, we have incurred substantial increases in legal, accounting and insurance compliance and we may incur certain other expenses in the future, which will negatively impact our financial performance and could cause our results of operations and financial condition to suffer.
The terms of our revolving credit facility may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.
Our revolving credit facility contains, and any additional debt financing we may incur would likely contain, covenants requiring us to maintain or adhere to certain financial ratios or limits and covenants that restrict our operations, which may include limitations on our ability to, among other things:

•	incur additional indebtedness;

•	pay dividends and make certain distributions, investments and other restricted payments;

•	create certain liens or encumbrances;

•	enter into transactions with our affiliates;

•	redeem our common stock; and

•	engage in certain merger, consolidation or asset sale transactions.
Complying with these covenants could adversely affect our ability to respond to changes in our business and manage our operations. In addition, these covenants could affect our ability to invest capital in our new stores and fund capital expenditures for existing stores, including the costs associated with the conversion of certain stores existing before the fiscal year ended January 30, 2010 to our current prototype new store size of approximately 7,500 square feet. Our ability to comply with these covenants and other provisions in the revolving credit facility and any future debt instruments may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, or other events beyond our control. A failure by us to comply with the financial ratios and restrictive covenants contained in our revolving credit facility and any future debt instruments could result in an event of default. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in our revolving credit facility and any future debt instruments. In addition, if we are in default, we may be unable to borrow additional amounts under any such facilities to the extent that they would otherwise be available and our ability to obtain future financing may also be impacted negatively. If the indebtedness under our revolving credit facility and any future debt instruments were to be accelerated, our future financial condition could be materially adversely affected.
New regulations related to conflict minerals could adversely impact our business.
The SEC has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, included in components of products either manufactured by public companies or for which public companies have contracted to manufacture. These new rules require due diligence to determine whether such minerals originated from the Democratic Republic of Congo (the “DRC”) or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. The first conflict minerals report required by the new rules is due by May 31, 2014 and annually thereafter. While we do not manufacture products, we may in the future contract to manufacture products. Accordingly, there will be costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals used in any products we are deemed to contract to manufacture. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Also, we may face reputational challenges if the due diligence procedures we implement do not enable us to verify the origins for all conflict minerals or to determine that such minerals are DRC conflict-free.
Risks Related to Ownership of Our Common Stock
Our stock price may be volatile or may decline regardless of our operating performance.
Shares of our common stock were sold in our IPO in July 2012 at a price of $17.00 per share, and our common stock has subsequently traded as high as $55.28 and as low as $25.00 during the period from our IPO to February 1, 2014.
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
As of February 1, 2014, we had 54,190,724 shares of common stock outstanding, which are freely tradable without restriction under the Securities Act of 1933, as amended (the "Securities Act"), except for any shares of common stock held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which are restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. In addition, pursuant to our amended and restated investor rights agreement, certain of our investors have rights to require us to file registration statements registering additional sales of shares of common stock or to include sales of such shares of common stock in registration statements that we may file for ourselves or other shareholders. In order to exercise these registration rights, these shareholders must satisfy certain conditions. Subject to compliance with applicable lock-up restrictions, shares of common stock sold under these registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of common stock are sold in the public market, such sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital. Additionally, we will bear all expenses in connection with any such registrations (other than stock transfer taxes and underwriting discounts or commissions).
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
Our board of directors has the authority, without action or vote of our shareholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, shares that may be issued to satisfy our obligations under our equity incentive plan or shares of our authorized but unissued preferred stock. We initially reserved 7,600,000 shares of common stock under our equity incentive plan for future issuances and, as of February 1, 2014, 1,304,620 shares of our common stock are issuable upon the exercise of options outstanding. We also initially reserved 500,000 shares of common stock under our employee stock purchase plan for future issuances, and as of February 1, 2014, 3,565 shares of our common stock have been issued. Exercises of these options or issuances of common stock or preferred stock could reduce your influence over matters on which our shareholders vote and, in the case of issuances of preferred stock, likely could result in your interest in us being subject to the prior rights of holders of that preferred stock.

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
These and other provisions of Pennsylvania law and our amended and restated articles of incorporation and amended bylaws could delay, defer or prevent us from experiencing a change of control or changes in our board of directors and management and may adversely affect our shareholders' voting and other rights. Any delay or prevention of a change of control transaction or changes in our board of directors and management could deter potential acquirers or prevent the completion of a transaction in which our shareholders could receive a substantial premium over the then current market price for their shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
We do not own any real property. Our corporate headquarters are located in Philadelphia, Pennsylvania and are leased under a lease agreement expiring in 2022, with options to renew for two successive five-year periods. Our approximately 421,000 square foot distribution center located in New Castle, Delaware is leased under a lease agreement expiring in 2016 with options to renew for two successive five-year periods. Our approximately 605,000 square foot distribution center in Olive Branch, Mississippi is leased under a lease agreement expiring in 2022 with options to renew for three successive five-year periods.
At the end of fiscal 2013, there were 304 Five Below store locations in 19 states. All of our stores are leased from third parties, and the leases typically have ten-year terms with additional five-year renewal options, and many provide us with the option to terminate early under specified conditions. In addition to future minimum lease payments, some of our store leases provide for additional rental payments based on a percentage of net sales if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions.

ITEM 3. LEGAL PROCEEDINGS
We are subject to various proceedings, lawsuits, disputes, and claims arising in the ordinary course of our business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us from time to time include commercial, intellectual property, customer, and employment actions, including class action lawsuits. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance. We cannot predict with assurance the outcome of actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact income in the quarter of such development, settlement or resolution. If a potential loss arising from these lawsuits, claims and pending actions is probable and reasonably estimable, we record the estimated liability based on circumstances and assumptions existing at the time. Although the outcome of these and other claims cannot be predicted with certainty, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been listed on the NASDAQ Global Select Market under the symbol “FIVE” since our IPO, which had a price of $17.00 per share. Before then, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Select Market:

Fiscal 2013	High	Low
First Quarter (February 3, 2013 - May 4, 2013)	$43.04	$34.62
Second Quarter (May 5, 2013 - August 3, 2013)	$42.37	$35.20
Third Quarter (August 4, 2013 - November 2, 2013)	$51.00	$36.40
Fourth Quarter (November 3, 2013 - February 1, 2014)	$55.28	$35.58

Fiscal 2012	High	Low
Second Quarter (July 19, 2012 - July 28, 2012)	$29.96	$25.00
Third Quarter (July 29, 2012 - October 27, 2012)	$40.00	$28.70
Fourth Quarter (October 28, 2012 - February 2, 2013)	$37.85	$27.73

On January 31, 2014 (the last trading day of fiscal 2013), the last reported sale price on the NASDAQ Global Select Market of our common stock was $36.65 per share. As of March 21, 2014, we had approximately 17,078 holders of record of our common stock.

Performance Graph
This performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any future filing under the Securities Act, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total shareholder return on our common stock from July 19, 2012 (the date our common stock commenced trading on the NASDAQ Global Select Market) through February 1, 2014, with the return on (i) the NASDAQ Global Market Composite Index and (ii) the NASDAQ US Benchmark Retail Index over the same period. This graph assumes an initial investment of $100 and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	7/19/2012	7/27/2012	10/26/2012	2/1/2013	5/3/2013	8/2/2013	11/1/2013	1/31/2014
FIVE BELOW, INC.	$100.00	$111.90	$126.00	$140.00	$136.80	$148.20	$189.40	$138.30
NASDAQ GLOBAL MARKET COMPOSITE INDEX	$100.00	$99.70	$100.70	$107.20	$113.90	$124.40	$132.20	$138.40
NASDAQ US BENCHMARK RETAIL INDEX	$100.00	$101.30	$103.90	$111.00	$120.60	$130.70	$136.00	$132.70

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
Other than the 2012 Dividend, during the past two fiscal years, we have not declared, and currently do not plan to declare in the foreseeable future, dividends on shares of our common stock. We currently intend to retain any future earnings for use in the operation and expansion of our business. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant. In addition, the terms of our revolving credit facility contain restrictions on our ability to pay dividends.
Recent Sales of Unregistered Securities
The table below sets forth information regarding repurchases of our common stock during the fourth fiscal quarter of 2013. The shares represent shares of our common stock that we have elected to repurchase due to a termination of employment prior to vesting. We do not consider this a share buyback program.

Issuer Purchase of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 3, 2013 through November 30, 2013	260	$11.42	—	$—
December 1, 2013 through January 4, 2014	—	—	—	—
January 5, 2014 through February 1, 2014	—	—	—	—
Total	260	$11.42	—	$—

(1)	We exercised our right to repurchase 260 shares of unvested restricted stock during the month of November 2013 from a former employee who ceased employment with us.

ITEM 6. SELECTED FINANCIAL AND OTHER DATA
The following table presents selected financial and other data as of and for the periods indicated. The selected financial data for fiscal 2013, 2012 and 2011 and selected consolidated balance sheet data as of February 1, 2014 and February 2, 2013 have been derived from our consolidated financial statements audited by KPMG LLP, our independent registered public accounting firm, included elsewhere in this Annual Report. The selected financial data for the fiscal years ended January 29, 2011, which we refer to as fiscal 2010, and January 30, 2010, which we refer to as fiscal 2009, and the selected balance sheet data as of January 28, 2012, January 29, 2011, and January 30, 2010, have been derived from our audited consolidated financial statements that have not been included in this Annual Report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected financial data in conjunction with the consolidated financial statements and accompanying notes and the information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.
We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31st of the following year. The reporting periods contained in the following table consist of 52 weeks of operations in fiscal 2013, 2011, 2010, and 2009, respectively, and 53 weeks of operations in fiscal 2012.

	Fiscal Year
	2013	2012	2011	2010	2009
	(in millions, except share and per share data)
Consolidated Statements of Operations Data (1):
Net sales	$535.4	$418.8	$297.1	$197.2	$125.1
Cost of goods sold	347.4	269.0	192.3	131.0	85.0
Gross profit	188.0	149.8	104.9	66.1	40.1
Selling, general and administrative expenses (2)	134.3	112.2	78.6	54.3	33.2
Operating income	53.7	37.7	26.2	11.8	6.9
Interest expense, net	1.5	2.4	—	—	0.1
Loss on debt extinguishment	0.3	1.6	—	—	—
Other income	—	(0.4)	—	—	—
Income before income taxes	52.0	34.1	26.2	11.8	6.8
Income tax expense (benefit) (3)	19.8	14.1	10.2	4.8	(4.9)
Net income	32.1	20.0	16.1	7.0	11.7
Dividend paid to preferred and unvested restricted shareholders	—	(65.4)	—	—	—
Series A 8% Convertible Preferred Stock cumulative dividends	—	—	(15.9)	(4.5)	—
Accretion of Redeemable Convertible Preferred Stock	—	—	—	(3.3)	(4.3)
Net income attributable to participating securities	(0.5)	—	(0.1)	—	(3.4)
Net income (loss) attributable to common shareholders	$31.7	$(45.4)	$0.1	$(0.8)	$4.0
Per Share Data:
Basic income (loss) per common share (4)	$0.59	$(1.28)	$—	$(0.08)	$0.54
Diluted income (loss) per common share (4)	$0.59	$(1.28)	$—	$(0.08)	$0.54
Dividends declared and paid per common share	$—	$2.02	$—	$13.24	$—
Weighted average shares outstanding:
Basic shares	53,294,805	35,444,200	15,903,599	9,672,195	7,452,811
Diluted shares	53,741,860	35,444,200	15,904,108	9,672,195	7,452,811

	Fiscal Year
	2013	2012	2011	2010	2009
	(in millions, except total stores data)
Consolidated Statements of Cash Flows Data (1):
Net cash provided by (used in):
Operating activities	$31.2	$30.4	$46.7	$15.0	$9.2
Investing activities	$(25.9)	$(22.9)	$(18.6)	$(14.9)	$(7.3)
Financing activities	$(11.2)	$7.3	$1.0	$(0.4)	$(0.1)
Other Operating and Financial Data (1):
Total stores at end of period	304	244	192	142	102
Comparable store sales growth	4.0%	7.1%	7.9%	15.6%	12.1%
Average net sales per store (5)	$1.9	$1.8	$1.7	$1.5	$1.3
Capital expenditures	$25.9	$22.9	$18.6	$14.9	$7.3
Consolidated Balance Sheet Data (1):
Cash and cash equivalents	$50.2	$56.1	$41.3	$12.2	$12.4
Total current assets	160.9	129.7	92.2	45.9	35.3
Total assets	232.1	189.7	134.5	76.6	56.3
Total current liabilities	79.7	68.8	49.9	18.2	11.0
Total long-term debt, excluding current portion (6)	—	19.5	0.3	0.3	—
Total liabilities	115.2	118.9	72.4	33.5	20.0
Series A 8% Convertible Preferred Stock	—	—	191.9	191.9	—
Series A Redeemable Convertible Preferred Stock	—	—	—	—	18.8
Series A-1 Redeemable Convertible Preferred Stock	—	—	—	—	18.5
Total shareholders’ equity (deficit)	$116.9	$70.7	$(129.8)	$(148.8)	$(1.0)

(1)	Components may not add to total due to rounding.

(2)
Fiscal 2013 and 2012 includes $6.1 million and $10.5 million of stock-based compensation expense that relates to the cancellation of certain stock options, in exchange for the grant of restricted shares and on-going expense recognition of the awards over the remaining vesting period. In addition, fiscal 2013 and 2012 each include $1.0 million of expenses related to legal, accounting, and other fees in connection with secondary public offerings.

Fiscal 2011 includes $6.1 million of non-contractual executive bonus expense and fiscal 2010 includes $5.3 million of expense related to the 2010 Transaction.

(3)
We recognized an income tax benefit of $7.4 million related to the reduction of our income tax valuation allowance in fiscal 2009. Prior to that time, a full valuation allowance was established and no income tax expense or benefit was recorded on the consolidated statements of operations.

(4)	Please see Note 2 in our consolidated financial statements included elsewhere in this Annual Report for an explanation of per share calculations.

(5)	Only includes stores open during full fiscal year.

(6)
We repaid $19.5 million of principal on the term loan facility in February 2014, subsequent to the end of fiscal 2013, which is classified as a current liability and not included in the long-term balance as of the end of fiscal 2013.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial and Other Data,” and the consolidated financial statements and related notes included elsewhere in this Annual Report. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part I, Item 1A “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to “fiscal year 2014” or “fiscal 2014” refer to the period from February 2, 2014 to January 31, 2015, which consists of a 52-week fiscal year. References to “fiscal year 2013” or “fiscal 2013” refer to the period from February 3, 2013 to February 1, 2014, which consists of a 52-week fiscal year. References to “fiscal year 2012” or “fiscal 2012” refer to the period from January 29, 2012 to February 2, 2013, which consists of a 53-week fiscal year. References to “fiscal year 2011” or “fiscal 2011” refer to the period from January 30, 2011 to January 28, 2012, which consists of a 52-week fiscal year. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.
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
We believe that our business model has resulted in strong financial performance irrespective of the economic environment. Our comparable store sales increased by 4.0% in fiscal 2013, 7.1% in fiscal 2012 and 7.9% in fiscal 2011. Between fiscal 2011 and fiscal 2013, our net sales increased from $297.1 million to $535.4 million, representing a compound annual growth rate of 34.2%. Over the same period, our operating income increased from $26.2 million to $53.7 million, representing a compound annual growth rate of 43.2%. In addition, we expanded our store base from 192 stores at the end of fiscal 2011 to 304 stores at the end of fiscal 2013. We plan to open approximately 62 new stores in fiscal 2014.
We expect to continue our strong growth in the future. By offering trend-right merchandise at a differentiated price point of $5 and below, our stores have been successful in varying geographic regions, population densities and real estate settings. We operate stores in 19 states in the Northeast, South and Midwest regions of the United States. We are primarily present in power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets with trade areas including at least 100,000 people in the specified market. We believe we have the opportunity to expand our store base in the U.S. from 304 locations at February 1, 2014, to more than 2,000 locations over time. Our ability to open profitable new stores depends on many factors, including our ability to identify suitable markets and sites; negotiate leases with acceptable terms; achieve brand awareness in the new markets; efficiently source and distribute additional merchandise; and achieve sufficient levels of cash flow and financing to support our expansion.
We have a proven and highly profitable store model that has produced consistent financial results and returns and our new stores have achieved average payback periods of less than one year. Our new store model assumes a store size of 7,500 square feet that achieves annual sales of $1.5 million to $1.6 million in the first full year of operation. Our new store model also assumes an average new store investment of approximately $0.3 million. Our new store investment includes our store build-out (net of tenant allowances), inventory (net of payables) and cash pre-opening expenses.
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
Over the past seven years we have invested a significant amount of capital in infrastructure and systems necessary to support our future growth and we expect to incur additional capital expenditures related to expansion of our infrastructure and systems in future periods. In fiscal 2010, we expanded our New Castle, Delaware distribution center, in fiscal 2011, we relocated our corporate headquarters and upgraded our warehouse management and information systems, and in fiscal 2013, we opened our second distribution center in Olive Branch, Mississippi and expanded our corporate headquarters to support our growth. We continuously assess ways to maximize the productivity and efficiency of our existing facilities, infrastructure and systems. The timing and amount of investments in our facilities, infrastructure and systems could affect the comparability of our results of operations in future periods. The completion date and ultimate cost of future projects could differ significantly from initial expectations due to construction-related or other reasons.
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
Comparable store sales exclude the 53rd week of sales for 53-week fiscal years. In the 52-week fiscal year subsequent to a 53-week fiscal year, we exclude the sales in the non-comparable week from the same-store sales calculation.

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
Cost of Goods Sold and Gross Profit
Gross profit is equal to our net sales less our cost of goods sold. Gross margin is gross profit as a percentage of our net sales. Cost of goods sold reflects the direct costs of purchased merchandise and inbound freight, as well as store occupancy, distribution and buying expenses. Store occupancy costs include rent, common area maintenance, utilities and property taxes for all store locations. Distribution costs include costs for receiving, processing, warehousing and shipping of merchandise to or from our distribution centers and between store locations. Buying costs include compensation expense and other costs for our internal buying organization, including our merchandising and product development team and our planning and allocation group.
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
The components of our SG&A expenses may not be comparable to those of other retailers. We expect that our SG&A expenses will increase in future periods due to our continuing store growth and in part due to additional legal, accounting, insurance and other expenses we are incurring as a result of being a public company. Among other things, the on-going compliance with the Sarbanes-Oxley Act of 2002 and related rules and regulations have resulted in significant incremental legal, accounting and other overhead costs. In addition, any increase in future stock option or other stock-based grants or modifications will increase our stock-based compensation expense included in SG&A.
Operating Income
Operating income equals gross profit less SG&A expenses. Operating income excludes interest expense or income and income tax expense or benefit. We use operating income as an indicator of the productivity of our business and our ability to manage SG&A expenses. Operating income percentage measures operating income as a percentage of our net sales.
Results of Consolidated Operations
The following tables summarize key components of our results of consolidated operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Fiscal Year
	2013	2012	2011
	(in millions, except total stores)
Consolidated Statements of Operations Data (1):
Net sales	$535.4	$418.8	$297.1
Cost of goods sold	347.4	269.0	192.3
Gross profit	188.0	149.8	104.9
Selling, general and administrative expenses (2)	134.3	112.2	78.6
Operating income	53.7	37.7	26.2
Interest expense (income), net	1.5	2.4	—
Loss on debt extinguishment	0.3	1.6	—
Other income	—	(0.4)	—
Income before income taxes	52.0	34.1	26.2
Income tax expense	19.8	14.1	10.2
Net income	$32.1	$20.0	$16.1
Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.9%	64.2%	64.7%
Gross profit	35.1%	35.8%	35.3%
Selling, general and administrative expenses (2)	25.1%	26.8%	26.5%
Operating income	10.0%	9.0%	8.8%
Interest expense (income), net	0.3%	0.6%	—%
Loss on debt extinguishment	—%	0.4%	—%
Other income	—%	(0.1)%	—%
Income before income taxes	9.7%	8.1%	8.8%
Income tax expense	3.7%	3.4%	3.4%
Net income	6.0%	4.8%	5.4%
Operational Data:
Total stores at end of period	304	244	192
Comparable stores sales growth	4.0%	7.1%	7.9%
Average net sales per store (3)	$1.9	$1.8	$1.7

(1)	Components may not add to total due to rounding.

(2)
Fiscal 2013 and 2012 includes $6.1 million and $10.5 million of stock-based compensation expense that relates to the cancellation of certain stock options, in exchange for the grant of restricted shares and on-going expense recognition of the awards over the remaining vesting period. In addition, fiscal 2013 and 2012 each include $1.0 million of expenses related to legal, accounting, and other fees in connection with secondary public offerings. Fiscal 2011 includes $6.1 million of non-contractual executive bonus expense.

(3)	Only includes stores open during the full fiscal year.

Fiscal Year 2013 Compared to Fiscal Year 2012
Net Sales
Net sales increased to $535.4 million in fiscal year 2013, which consisted of a 52-week fiscal year, from $418.8 million in fiscal year 2012, which consisted of a 53-week fiscal year, an increase of $116.6 million, or 27.8%. The increase was the result of a non-comparable store sales increase of $102.0 million and a comparable store sales increase of $14.6 million. In fiscal year 2013, we opened 60 net new stores compared to 52 new stores in fiscal year 2012. The increase in non-comparable store sales was primarily driven by new stores and the number of stores that opened in fiscal 2012 but have not been open for 15 full months.
Comparable store sales increased 4.0% for fiscal year 2013 compared to fiscal year 2012. This increase resulted from an increase of approximately 4.8% in the number of transactions in our stores offset by a decrease in the average dollar value of transactions of approximately 0.8%.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $347.4 million in fiscal year 2013 from $269.0 million in fiscal year 2012, an increase of $78.4 million, or 29.1%. The increase in cost of goods sold was primarily the result of a $57.0 million increase in the merchandise costs of goods resulting from an increase in sales, and a $12.2 million increase in store occupancy costs resulting from new store openings and a $7.0 million increase in distribution costs, primarily due to the increase in sales as well as the opening of a second distribution center.
Gross profit increased to $188.0 million in fiscal year 2013 from $149.8 million in fiscal year 2012, an increase of $38.2 million, or 25.5%. Gross margin decreased to 35.1% for fiscal year 2013 from 35.8% in fiscal year 2012, a decrease of approximately 70 basis points. The decrease in gross margin was primarily the result of an increase of approximately 60 basis points in distribution costs due to the opening of a second distribution center.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $134.3 million in fiscal year 2013 from $112.2 million in fiscal year 2012, an increase of $22.1 million, or 19.7%. As a percentage of net sales, selling, general and administrative expenses decreased 170 basis points to 25.1% in fiscal year 2013 compared to 26.8% in fiscal year 2012. The increase in selling, general and administrative expense was primarily the result of increases of $21.0 million in store-related expenses to support new store growth and $4.5 million of corporate-related expenses, partially offset by a decrease of $3.4 million in stock-based compensation expense primarily related to the cancellation of certain stock options in exchange for the grant of restricted shares in March 2012. The remaining expense related to the cancellation of certain stock options in exchange for the grant of restricted shares from March 2012 will be recognized through March 2014, when these shares will fully vest.
Interest Expense (Income), Net
Interest expense, net decreased to $1.5 million in fiscal year 2013 from $2.4 million of interest expense, net in fiscal year 2012, a decrease of $0.9 million. The decrease in interest expense resulted mainly from the decrease in the outstanding balance of our Term Loan Facility (see -“Liquidity and Capital Resources-Term Loan Facility” section below).
Loss on Debt Extinguishment
Loss on debt extinguishment decreased to $0.3 million in fiscal year 2013 from $1.6 million in fiscal year 2012, a decrease of $1.3 million. The decrease in the loss on debt extinguishment is due to the $15.0 million repayment on the $100.0 million Term Loan Facility during fiscal year 2013 compared to the $65.5 million of repayments that were made during fiscal year 2012.
Income Tax Expense
Income tax expense increased to $19.8 million in fiscal year 2013 from $14.1 million in fiscal year 2012, an increase of $5.7 million, or approximately 40.8%. This increase in income tax expense was primarily the result of a $17.9 million increase in pre-tax net income. Our effective tax rate for fiscal year 2013 was 38.1% compared to 41.3% in fiscal year 2012. Our effective tax rate for fiscal year 2013 was lower than the comparable period as a result of changes in the mix of pretax income across state jurisdictions and the Company's operating entities as a result of the Restructuring.

Net Income
As a result of the foregoing, net income increased to $32.1 million in fiscal year 2013 from $20.0 million in fiscal year 2012 an increase of approximately $12.1 million, or 60.5%.
Fiscal Year 2012 Compared to Fiscal Year 2011
Net Sales
Net sales increased to $418.8 million in fiscal year 2012 from $297.1 million in fiscal year 2011, an increase of $121.7 million, or 41.0%. The increase was the result of a non-comparable store sales increase of $103.2 million and a comparable store sales increase of $18.5 million. In fiscal year 2012, we opened 52 new stores compared to a net of 50 new stores in fiscal year 2011. The increase in non-comparable store sales was driven by the number of stores that opened in fiscal 2011 but have not been open for 15 full months and includes $5.0 million of sales contributed by the 53rd week in fiscal 2012.

Comparable store sales increased 7.1% for fiscal year 2012 compared to fiscal year 2011. This increase resulted from an increase of approximately 6.9% in the number of transactions in our stores and an increase in the average dollar value of transactions of approximately 0.2%.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $269.0 million in fiscal year 2012 from $192.3 million in fiscal year 2011, an increase of $76.7 million, or 39.9%. The increase in cost of goods sold was primarily the result of a $59.9 million increase in the merchandise costs of goods resulting from an increase in sales and an $11.1 million increase in store occupancy as a result of new store openings.
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
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash flows from operations, historical equity financings and borrowings under our Revolving Credit Facility (defined in “-Line of Credit”). Our primary cash needs are for capital expenditures and working capital. During fiscal 2012, we also entered into a Term Loan Facility (defined in “-Term Loan Facility”) and used the proceeds to pay the 2012 Dividend in May 2012.
Capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make capital expenditures of approximately $35.0 million in fiscal 2014, which we expect to fund from cash generated from operations. We expect to devote approximately $17.0 million of our capital expenditure budget in fiscal 2014 to construct and open 62 new stores, with the remainder projected to be spent on corporate infrastructure, store relocations and remodels and our distribution centers.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand and borrowings under our Revolving Credit Facility. We did not have any direct borrowings under our Revolving Credit Facility during fiscal year 2013. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. Over the past three fiscal years, to the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter.
On June 12, 2013, we completed an internal business restructuring pursuant to which we formed Five Below Merchandising, Inc., a wholly-owned subsidiary (the “Subsidiary”), and transferred to the Subsidiary assets, operations and employees related to our merchandising operations (the “Restructuring”). Following the Restructuring, the Subsidiary purchases and sells to us certain goods for sale at our retail locations, and we provide to the Subsidiary back office support, office space and other services, in each case, pursuant to agreements between us and the Subsidiary. In connection with the Restructuring, on June 12, 2013, we amended and restated the Loan and Security Agreement (defined in “-Line of Credit”) and certain other ancillary documents to our Revolving Credit Facility in order to, among other things, allow us to form and capitalize the Subsidiary and make the Subsidiary a party to the Loan and Security Agreement as a guarantor of our obligations thereunder. The Subsidiary also acceded to the credit agreement and certain ancillary documents to our Term Loan Facility as a guarantor of our obligations thereunder. Our consolidated financial statements include the accounts of Five Below, Inc. and the Subsidiary. All intercompany transactions and accounts are eliminated in the consolidation of our financial statements.
As of February 1, 2014, the balance outstanding under the Term Loan Facility was $19.5 million. Pursuant to the terms of the Term Loan Facility, due to the repayment of $65.3 million of principal under the Term Loan Facility in July 2012, we were no longer required to make minimum quarterly payments. In May 2013, we repaid $15.0 million of principal on the Term Loan Facility. In February 2014, subsequent to the fiscal year ended 2013, we repaid the remaining $19.5 million of principal on the Term Loan Facility. This amount was classified as a current liability as of February 1, 2014 based on our planned repayment.
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

Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Fiscal
	2013	2012	2011

Net cash provided by operating activities	$31.2	$30.4	$46.7
Net cash used in investing activities	(25.9)	(22.9)	(18.6)
Net cash (used in) provided by financing activities	(11.2)	7.3	1.0
Net (decrease) increase during period in cash and cash equivalents (1)	$(5.9)	$14.8	$29.1
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for fiscal 2013 was $31.2 million, an increase of $0.8 million compared to fiscal 2012. The increase was primarily due to an increase in operating cash flows from store performance offset by an increase in taxes paid of $14.2 million. During fiscal 2013, we added 60 net new stores and expect to add approximately 62 new stores in fiscal 2014.
Net cash provided by operating activities for fiscal 2012 was $30.4 million, a decrease of $16.3 million compared to fiscal 2011. The decrease in net cash provided by operating activities was primarily the result of the net change in income taxes paid of $9.6 million, the settlement of $6.8 million of book overdrafts that were outstanding at January 28, 2012, and the payment of $6.0 million of non-contractual bonuses to certain executive officers for performance, which were accrued at January 28, 2012, and an increase in working capital needs to support our growth. Partially offsetting the decreases were increased operating cash flows from store performance. During fiscal 2012, we added 52 new stores.
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

Cash Used in Investing Activities
Net cash used in investing activities for fiscal 2013 was $25.9 million, an increase of $3.0 million compared to fiscal 2012 related solely to capital expenditures. The increase in capital expenditures was primarily for our new store construction, corporate infrastructure and our distribution facilities.
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
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for fiscal year 2013 was $11.2 million, an increase of $18.5 million compared to net cash provided by financing activities of $7.3 million in fiscal year 2012. The increase in net cash used in financing activities was primarily the result of the $15.0 million principal repayment on the Term Loan Facility in fiscal year 2013 compared to $100.0 million of proceeds from our Term Loan Facility and $73.2 million of net proceeds from our initial public offering, partially offset by $99.5 million of dividend payments, and the $65.5 million of principal repayments on the Term Loan Facility during fiscal year 2012.

Net cash provided by financing activities for fiscal year 2012 was $7.3 million, an increase of $6.3 million compared to fiscal year 2011. The increase in net cash provided by financing activities was primarily the result of $100.0 million of proceeds from our term loan facility and $73.2 million of proceeds from the IPO, partially offset by $99.5 million of dividend payments, $65.5 million of repayments of the term loan facility, $2.8 million in debt financing costs and $1.6 million related to the excess tax benefit related to restricted shares and the exercise of stock options and warrants. Please see “—Term Loan Facility” for a description of the term loan facility entered into on May 16, 2012.

Fiscal 2011 cash flows provided by financing activities were primarily the result of proceeds of $1.1 million from the issuance of common stock.

Term Loan Facility

On May 16, 2012, we entered into a $100.0 million Term Loan Facility with Goldman Sachs Bank USA as administrative agent for a syndicate of lenders (the “Term Loan Facility”). We used the net proceeds from the Term Loan Facility and cash on hand to pay a dividend on our common and preferred stock, totaling $99.5 million. On June 12, 2013 in connection with the Restructuring, the Subsidiary acceded to the credit agreement and certain ancillary documents to the Company's Term Loan Facility as a guarantor of the Company's obligations thereunder.
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
All obligations under the Term Loan Facility are secured by substantially all of our assets and are guaranteed by the Subsidiary, and we were in compliance with the financial covenant and other covenants applicable to us under the Term Loan Facility.
The Term Loan Facility was subject to repayment upon the receipt of certain proceeds, including those from the sale of certain assets, insurance proceeds and indebtedness not otherwise permitted. The Term Loan Facility was also subject to repayment of $50.0 million upon the receipt of proceeds from the IPO. We closed the IPO on July 24, 2012. In July 2012, we repaid $65.3 million of principal on the Term Loan Facility and $0.7 million of interest. In October 2012 and May 2013, we repaid $0.3 million and $15.0 million, respectively, of principal on the Term Loan Facility. As of February 1, 2014, the balance outstanding under the Term Loan Facility was $19.5 million bearing interest at a rate of 5.25%. Pursuant to the terms of the Term Loan Facility, due to the repayment of $65.3 million principal under the Term Loan Facility in July 2012, we were no longer required to make minimum quarterly payments. In February 2014, subsequent to the fiscal year ended 2013, we repaid the remaining principal balance outstanding under the Term Loan Facility of $19.5 million. We classified the amount as a current liability in our consolidated balance sheet as of February 1, 2014 based upon our planned repayment.
In connection with the Term Loan Facility, we incurred deferred financing costs of $2.7 million which are being amortized over the term of the Term Loan Facility. The amortization is included in interest expense, net, in the consolidated statements of operations. In connection with the $65.5 million of principal repayments on the Term Loan Facility in fiscal 2012 and the $15.0 million principal repayment on the Term Loan Facility in fiscal 2013, approximately $1.6 million and $0.3 million of the deferred financing costs were written off and included in loss on debt extinguishment in the consolidated statements of operations, respectively. In connection with the $19.5 million principal repayment on the Term Loan Facility in February 2014, subsequent to the fiscal year ended 2013, the remaining deferred financing costs of approximately $0.2 million will be written off and included in loss on debt extinguishment in the consolidated statement of operations for the thirteen weeks ending May 3, 2014.

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
The Revolving Credit Facility allows maximum borrowings of $20.0 million with advances tied to a borrowing base and expires on the earliest to occur of (i) May 16, 2017, (ii) the date which was 45 days prior to the maturity date of the Term Loan Facility if the Term Loan Facility remained outstanding or (iii) upon the occurrence of an event of default. The Revolving Credit Facility may be increased to $30.0 million upon certain conditions. The Revolving Credit Facility includes a $5.0 million sub limit for the issuance of letters of credit. The borrowing base is 90% of eligible credit card receivables plus 90% of the net recovery percentage of eligible inventory less established reserves.
The Revolving Credit Facility provides for interest on borrowings, at our option, at (a) a prime rate plus a margin of (i) 0.75% if excess availability is greater than or equal to 75%, (ii) 1.0% if excess availability is less than 75% but greater than or equal to 33% or (iii) 1.25% if excess availability is less than 33% or (b) a LIBOR-based rate plus a margin of (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. The Revolving Credit Facility further provides for a letter of credit fee equal to the LIBOR-based rate plus (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. The Revolving Credit Facility also contains an unused credit facility fee of 0.375% per annum and is subject to a servicing fee of approximately $12.0 thousand per year.
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
During fiscal 2013 and fiscal 2012, the Company had no borrowings or interest expense under the Revolving Credit Facility. As of February 1, 2014, the Company had approximately $20.0 million available on the line of credit. As of February 2, 2013, the Company had approximately $20.0 million available on the line of credit of which $19.7 million was available and $0.3 million was issued but undrawn on an outstanding letter of credit obligation.
All obligations under the Revolving Credit Facility are secured by substantially all of our assets and are guaranteed by the Subsidiary. As of February 1, 2014, we were in compliance with the covenants applicable to us under the Revolving Credit Facility.

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

Initial Public Offering
On July 24, 2012, we completed our IPO of 11,057,692 shares of common stock at a price of $17.00 per share. The common stock was listed on The NASDAQ Global Select Market under the symbol “FIVE.” The shares sold in the IPO were registered under the Securities Act, pursuant to our Registration Statement on Form S-1 (File No. 333-180780), which was declared effective by the Securities and Exchange Commission on July 18, 2012. Of the 11,057,692 shares sold in the IPO, we issued 4,807,692 shares, and 6,250,000 shares were sold by selling shareholders, including 1,442,308 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option. We did not receive any proceeds from shares sold by the selling shareholders. We received proceeds of approximately $73.2 million, net of approximately $8.5 million in underwriting discounts and legal, accounting and other fees incurred in connection with the IPO. Of the $73.2 million net proceeds received from the IPO, approximately $65.3 million and $0.7 million, respectively, were used to repay principal and interest under our Term Loan Facility that existed as of the date of the IPO. The remaining net proceeds of the IPO were used for general corporate purposes, including working capital.

Secondary Public Offerings
On February 4, 2013, we completed a secondary public offering of 13,012,250 shares of common stock at a price of $35.65 per share. The shares sold in the secondary public offering were registered under the Securities Act, pursuant to our Registration Statements on Form S-1 (File No. 333-186043 and File No. 333-186275), which were declared effective by the Securities and Exchange Commission on January 29, 2013. All of the shares sold in the secondary public offering were sold by selling shareholders and we did not receive any proceeds. We did incur fees of approximately $1.0 million related to legal, accounting, and other fees in connection with the secondary public offering in fiscal 2012, which are included in selling, general and administrative expenses in the fiscal 2012 consolidated statement of operations.
On July 1, 2013, we completed a secondary public offering of 6,900,000 shares of common stock at a price of $36.00 per share. The shares sold in the secondary public offering were registered under the Securities Act, pursuant to our registration statement on Form S-1 (File No. 333-188578), which was declared effective by the Securities and Exchange Commission on June 26, 2013. All of the shares sold in the secondary public offering were sold by selling shareholders and we did not receive any proceeds. We incurred fees of approximately $1.0 million related to legal, accounting and other fees in connection with the secondary public offering in fiscal 2013, which are included in selling, general and administrative expenses in the fiscal 2013 consolidated statement of operations.
On September 23, 2013, we completed a secondary public stock offering of 7,100,000 shares of common stock at a price of $46.65 per share. The shares sold in the secondary public offering were registered under the Securities Act pursuant to our registration statement on Form S-3 (File 333-191210), which was declared effective by the Securities and Exchange Commission on September 17, 2013. All of the shares sold in the secondary public offering were sold by selling shareholders, and we did not receive any proceeds. The selling shareholders agreed to bear all of the offering expenses related to legal, accounting and other fees in connection with the secondary public offering.

Critical Accounting Policies and Estimates
We have identified the policies below as critical to our business operations and understanding of our consolidated results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. Our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. For a detailed discussion on the application of these and other accounting policies, see Note 1 in our annual consolidated financial statements included elsewhere in this Annual Report.
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
Impairment of Long-Lived Assets
In accordance with Accounting Standards Codification ("ASC") Topic 360, Property, Plant and Equipment, long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed for impairment using factors including, but not limited to, our future operating plans and projected cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In the event of a store closure, we will record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Based on the analysis performed, our management believes that there was no impairment of long-lived assets for each of the 2013, 2012 and 2011 fiscal years. The impairment loss analysis requires management to apply judgment and make estimates.
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
Stock-Based Compensation
We account for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of this guidance, our stock-based compensation expense is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the employee's requisite service period (generally the vesting period of the equity grant). We recognize compensation expense based on the estimated grant date fair value of restricted stock awards and use the Black-Scholes option-pricing model for grants of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by a number of assumptions, such as our common stock fair value, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends. As a result, if any of the inputs or assumptions used in the Black-Scholes model change significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.
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
Valuation Methodologies Used in Determining Fair Value. To determine the estimated fair value of our common stock in relation to stock grants prior to our IPO, we conducted valuation analyses with the assistance of a third-party valuation firm that had experience in the retail industry. We considered three enterprise value allocation methods outlined in the Practice Aid. The Practice Aid discussed three “top-down” methods that establish the fair value of the enterprise and then allocate this value among the various classes of equity. These methods are referred to as: (i) the current-value method, (ii) the option-pricing method and (iii) the probability-weighted expected return method, or PWERM. For our valuations, we used the PWERM for three discrete scenarios: continuation as a private company (i.e., no liquidity event), initial public offering, and strategic sale or merger. Management determined the likelihood of these various outcomes to further support the selection of this method.
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

Under the initial public offering scenario, the fair value of our common shares was based upon transactions of publicly traded companies (“guideline companies”) engaged in a line (or lines) of business similar to us (the “public company method”). In conjunction with guidance from our Board of Directors and independent valuation firm, a search for guideline companies was made which revealed numerous publicly-traded companies in the “discount stores” and “teen brands” retail industry. Beginning with our November 2011 valuation, guideline companies in the “high growth” retail industry were included in our analysis to better compare the nature of our business with other comparable companies. Though the selected guideline companies differed in some respects from our business, they were generally influenced by similar business and economic conditions and were considered to offer alternative investment opportunities. The application of the public company method utilized market multiples based on current market prices together with historical and forecasted financial data of the publicly traded guideline companies. Selected market multiples derived in the analysis was then applied to our historical or projected financial results to arrive at indications of value.
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
On November 22, 2011, we granted stock options to purchase a total of 129,058 shares of common stock at an exercise price of $8.16 per share to seven employees pursuant to our equity incentive plan. We determined that the fair value of the common stock on the date of grant was $8.15 per share. To assess the reasonableness of the fair value of our common stock on this date, we considered:

•	an independent valuation utilizing the above valuation methods that indicated a valuation price of $8.15 per common share as of November 22, 2011.

•	changes in valuation which were primarily due to the following:

•	multiples of our guideline public company peer group were generally higher than at the time of our previous valuation, which increased our estimated value per share;

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
For grant dates from March 31, 2012, through the date of our IPO, the fair value of restricted stock awards were based on the pricing of our IPO and the fair value of stock options were based on the Black-Scholes option-pricing model as discussed above utilizing the IPO price of our common stock as the fair value of common stock in the model. Subsequent to the date of our IPO, the fair value of restricted stock awards are based on the closing price of our common stock on the grant date and the fair value of stock options are based on the Black-Scholes option-pricing model as discussed above utilizing the closing price of our common stock on the grant date as the fair value of common stock in the model. The Company uses the simplified method to estimate the expected term of the option. The expected volatility incorporates historical and implied volatility of similar entities whose share prices are publicly available. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Contractual Obligations
The following table summarizes, as of February 1, 2014, our minimum rental commitments under operating lease agreements including assumed extensions, minimum payments for long-term debt and other obligations in future periods:

(In millions)	Payments Due By Period
	Total (1)	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (2)	$422.6	$52.7	$104.3	$96.2	$169.4
Purchase obligations (3)	2.0	2.0	—	—	—
Notes payable (4)	19.5	19.5	—	—	—
Total	$444.1	$74.2	$104.3	$96.2	$169.4

(1)	The amounts in this table exclude obligations under employment agreements. For a discussion of the compensation of our executive officers, see Part III, Item 11 “Executive Compensation”

(2)
Our store leases generally have initial lease terms of 10 years and include renewal options on substantially the same terms and conditions as the original lease. Also included in operating leases are our leases for the corporate office and distribution centers.

(3)
Purchase obligations are primarily for materials that will be used in the construction of new stores and purchase commitments for infrastructure and systems that will be used by the corporate office and distribution centers.

(4)
In February 2014, subsequent to the fiscal year ended 2013, we repaid the remaining principal of $19.5 million under the Term Loan Facility, which is reflected in the Less than 1 year column although it was not due under its contractual terms.

From February 2, 2014 to March 26, 2014, the Company committed to 17 new store leases with terms of 10 years that have future minimum lease payments of approximately $28.6 million.

Off Balance Sheet Arrangements
For the fiscal year ended February 1, 2014, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

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
As of February 1, 2014, we had no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility provides for interest on borrowings, at the Company's option, at (a) a prime rate plus a margin of (i) 0.75% if excess availability is greater than or equal to 75%, (ii) 1.0% if excess availability is less than 75% but greater than or equal to 33% or (iii) 1.25% if excess availability is less than 33% or (b) a LIBOR-based rate plus a margin of (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. The Revolving Credit Facility further provides for a letter of credit fee equal to the LIBOR-based rate plus (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
As of February 1, 2014, the principal amount of the term loan was $19.5 million. In February 2014, subsequent to the fiscal year ended 2013, we repaid the remaining principal balance outstanding under our Term Loan Facility of $19.5 million. The Term Loan Facility provided for interest on borrowings, at our option, at an alternate base rate which was the greater of (i) the administrative agent's prime rate in effect on such day and (ii) the federal funds effective rate in effect on such day plus 0.50% with a 2.00% floor plus a margin of 3.25% or a LIBOR-based rate with a 1.00% floor plus a margin of 4.25%.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIVE BELOW, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Five Below, Inc.:
We have audited the accompanying consolidated balance sheets of Five Below, Inc. and subsidiary as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, changes in convertible preferred stock and shareholders’ equity (deficit), and cash flows for each of the fiscal years in the three‑year period ended February 1, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Five Below, Inc. and subsidiary as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the fiscal years in the three‑year period ended February 1, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Five Below, Inc.’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 26, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 26, 2014

FIVE BELOW, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	February 1, 2014	February 2, 2013
Assets
Current assets:
Cash and cash equivalents	$50,184	$56,081
Inventories	89,377	60,831
Prepaid income taxes	1,497	36
Deferred income taxes	4,586	1,295
Prepaid expenses and other current assets	15,255	11,433
Total current assets	160,899	129,676
Property and equipment, net	70,381	59,040
Deferred income taxes	232	—
Other assets	542	944
	$232,054	$189,660

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—
Current portion of note payable	19,500	15,000
Accounts payable	34,013	27,952
Income taxes payable	6,007	7,083
Accrued salaries and wages	2,672	4,204
Other accrued expenses	17,550	14,545
Total current liabilities	79,742	68,784
Notes payable	—	19,500
Deferred rent and other	35,439	29,082
Deferred income taxes	—	1,550
Total liabilities	115,181	118,916
Commitments and contingencies (note 4)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 54,190,724 and 53,980,797 shares, respectively.	542	540
Additional paid-in capital	284,622	270,637
Accumulated deficit	(168,291)	(200,433)
Total shareholders’ equity	116,873	70,744
	$232,054	$189,660
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Fiscal Year
	2013	2012	2011
Net sales	$535,402	$418,825	$297,113
Cost of goods sold	347,386	268,989	192,252
Gross profit	188,016	149,836	104,861
Selling, general and administrative expenses	134,279	112,182	78,640
Operating income	53,737	37,654	26,221
Interest expense (income), net	1,513	2,374	(16)
Loss on debt extinguishment	266	1,594	—
Other income	—	(408)	—
Income before income taxes	51,958	34,094	26,237
Income tax expense	19,816	14,069	10,159
Net income	32,142	20,025	16,078
Dividend paid to preferred and unvested restricted shareholders	—	(65,403)	—
Series A 8% Convertible Preferred Stock cumulative dividends	—	—	(15,913)
Net income attributable to participating securities	(465)	—	(109)
Net income (loss) attributable to common shareholders	$31,677	$(45,378)	$56
Basic income (loss) per common share	$0.59	$(1.28)	$—
Diluted income (loss) per common share	$0.59	$(1.28)	$—
Dividends declared and paid per common share	$—	$2.02	$—
Weighted average shares outstanding:
Basic shares	53,294,805	35,444,200	15,903,599
Diluted shares	53,741,860	35,444,200	15,904,108
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Changes in Convertible Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands, except share and per share data)

	Series A 8% Convertible Preferred Stock		Shareholders’ Equity (Deficit)
			Common stock		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity (deficit)

	Shares	Amount	Shares	Amount
Balance, January 29, 2011	89,291,773	$191,855	16,084,358	$161	$732	$(149,690)	$(148,797)
Issuance of warrants to purchase common stock to professional service providers	—	—	—	—	31	—	31
Stock-based compensation expense	—	—	—	—	1,197	—	1,197
Exercise of warrants to purchase common stock	—	—	5,191	—	33	—	33
Vesting of restricted shares related to stock option exercises	—	—	—	—	491	—	491
Repurchase of unvested restricted shares related to stock option exercises	—	—	—	—	98	—	98
Issuance of common stock	—	—	159,248	1	1,109	—	1,110
Net income	—	—	—	—	—	16,078	16,078
Balance, January 28, 2012	89,291,773	191,855	16,248,797	162	3,691	(133,612)	(129,759)
Issuance of warrants to purchase common stock to professional service providers	—	—	—	—	43	—	43
Stock-based compensation expense	—	—	2,027,678	20	12,122	—	12,142
Exercise of options and warrants to purchase common stock	—	—	31,898	1	238	—	239
Vesting of restricted shares related to stock option exercises	—	—	—	—	802	—	802
Repurchase of unvested restricted shares related to stock option exercises	—	—	(30,221)	—	3	—	3
Conversion of preferred stock	(89,291,773)	(191,855)	30,894,953	309	191,546	—	191,855
Issuance of common stock, net of issuance costs of $8,533	—	—	4,807,692	48	73,150	—	73,198
Dividend paid to shareholders	—	—	—	—	(12,605)	(86,846)	(99,451)
Excess tax benefit related to restricted shares and exercises of stock options and warrants	—	—	—	—	1,647	—	1,647
Net income	—	—	—	—	—	20,025	20,025
Balance, February 2, 2013	—	—	53,980,797	540	270,637	(200,433)	70,744
Stock-based compensation expense	—	—	10,069	—	9,854	—	9,854
Exercise of options to purchase common stock	—	—	196,941	2	1,482	—	1,484
Vesting of restricted shares related to stock option exercises	—	—	—	—	239	—	239
Repurchase of unvested restricted shares related to stock option exercises	—	—	(648)	—	—	—	—
Excess tax benefit related to exercises of stock options	—	—	—	—	2,262	—	2,262
Issuance of common stock to employees under employee stock purchase plan	—	—	3,565	—	148	—	148
Net income	—	—	—	—	—	32,142	32,142
Balance, February 1, 2014	—	$—	54,190,724	$542	$284,622	$(168,291)	$116,873
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year
	2013	2012	2011
Operating activities:
Net income	$32,142	$20,025	$16,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,469	9,599	7,071
Gain on conversion of note payable	—	(200)	—
Loss on debt extinguishment	266	1,594	—
Loss on disposal of property and equipment	515	58	273
Amortization of deferred financing costs	251	455	28
Warrant expense related to professional service providers for services rendered	—	43	49
Stock-based compensation expense	10,092	12,324	1,197
Deferred income tax (benefit) expense	(5,074)	3,812	56
Changes in operating assets and liabilities:
Prepaid income taxes	(1,461)	(36)	—
Income taxes receivable	—	—	20
Inventories	(28,546)	(22,041)	(12,036)
Prepaid expenses and other assets	(3,597)	(4,133)	(3,270)
Accounts payable	4,083	3,369	12,481
Income taxes payable	(1,076)	(2,056)	8,998
Accrued salaries and wages	(1,532)	(5,050)	7,211
Deferred rent	8,384	7,723	6,997
Other accrued expenses	3,271	4,877	1,542
Net cash provided by operating activities	31,187	30,363	46,695
Investing activities:
Capital expenditures	(25,931)	(22,890)	(18,558)
Net cash used in investing activities	(25,931)	(22,890)	(18,558)
Financing activities:
Borrowing on note payable under Term Loan Facility	—	100,000	—
Repayment of note payable under Term Loan Facility	(15,000)	(65,500)	—
Cash paid for debt financing costs	(40)	(2,751)	—
Repayment of other note payable	—	(50)	—
Net proceeds from issuance of common stock	148	73,198	1,110
Proceeds from exercise of warrants and options to purchase common stock	1,484	239	33
Repurchase of unvested restricted shares related to stock option exercises	(7)	(17)	(140)
Dividends paid to shareholders	—	(99,451)	—
Excess tax benefit related to restricted shares and exercise of stock options and warrants	2,262	1,647	—
Net cash (used in) provided by financing activities	(11,153)	7,315	1,003
Net (decrease) increase in cash and cash equivalents	(5,897)	14,788	29,140
Cash and cash equivalents at beginning of year	56,081	41,293	12,153
Cash and cash equivalents at end of year	$50,184	$56,081	$41,293
Supplemental disclosures of cash flow information:
Interest paid	$1,259	$2,056	$24
Income taxes paid	$25,039	$10,803	$1,157
See accompanying notes to consolidated financial statements.

Five Below, Inc.
Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Description of Business
Five Below, Inc. (individually and/or collectively with its wholly owned subsidiary as the "Company") is a specialty value retailer offering merchandise targeted at the teen and pre-teen demographic. The Company offers an edited assortment of products, priced at $5 and below. The Company’s edited assortment of products includes select brands and licensed merchandise. The Company believes its merchandise is readily available, and that there are a number of potential vendors that could be utilized, if necessary, under approximately the same terms the Company is currently receiving; thus, it is not dependent on a single vendor or a group of vendors.
The Company is incorporated in the Commonwealth of Pennsylvania and, as of February 1, 2014, operated in Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia and Texas. As of February 1, 2014 and February 2, 2013, the Company operated 304 stores and 244 stores, respectively, each operating under the name “Five Below.”
On June 12, 2013, the Company completed an internal business restructuring pursuant to which the Company formed Five Below Merchandising, Inc., a wholly-owned subsidiary (the “Subsidiary”), and transferred to the Subsidiary assets, operations and employees related to the Company's merchandising operations (the “Restructuring”). Following the Restructuring, the Subsidiary purchases and sells to the Company certain goods for sale at the Company's retail locations, and the Company provides to the Subsidiary back office support, office space and other services, in each case, pursuant to agreements between the Company and the Subsidiary. In connection with the Restructuring, on June 12, 2013, the Company amended and restated the Loan and Security Agreement (note 3) and certain other ancillary documents to the Company's Revolving Credit Facility (note 3) in order to, among other things, allow the Company to form and capitalize the Subsidiary and make the Subsidiary a party to the Loan and Security Agreement as a guarantor of the Company's obligations thereunder. The Subsidiary also acceded to the credit agreement and certain ancillary documents to the Company's Term Loan Facility as a guarantor of the Company's obligations thereunder. The Company's consolidated financial statements include the accounts of Five Below, Inc. and the Subsidiary. All intercompany transactions and accounts are eliminated in the consolidation of the Company's and Subsidiary's financial statements.

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
The Company considers all highly liquid investments purchased with a maturity date of three months or less when purchased to be cash equivalents. The majority of payments due from banks for third-party credit card and debit card transactions resulting from customer purchases at the Company’s retail stores process within 24 to 48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card and debit card transactions are classified as cash and cash equivalents in the accompanying consolidated balance sheets. Amounts due from banks for these transactions classified as cash equivalents totaled $2.3 million and $1.6 million at February 1, 2014 and February 2, 2013, respectively. Book overdrafts, which are outstanding checks in excess of funds on deposit, are recorded within accounts payable in the accompanying consolidated balance sheets and within operating activities in the accompanying consolidated statements of cash flows. At February 1, 2014 and February 2, 2013, the Company has cash and cash equivalents of $50.2 million and $56.1 million. The Company’s cash accounts are primarily maintained with one financial institution.

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
The Company’s financial instruments consist primarily of cash equivalents, accounts payable, and borrowings under a line of credit and Term Loan Facility (as defined in note 3). The Company believes that: (1) the carrying value of cash equivalents and accounts payable are representative of their respective fair value due to the short-term nature of these instruments; and (2) the carrying value of the borrowings under the line of credit and Term Loan Facility approximates their fair value because the line of credit’s and Term Loan Facility's interest rates vary with market interest rates. The Company considers the inputs utilized to determine the fair value of the borrowings under the Term Loan Facility to be Level 2 inputs. At February 1, 2014 and February 2, 2013, the Company had cash equivalents of $2.3 million and $1.6 million, respectively. The Company’s cash equivalents consist of credit card receivables and fair value was determined based on Level 1 inputs.

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
Depreciation and amortization is recorded using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases, if applicable. The estimated useful lives are three to ten years for furniture and fixtures and computers and equipment. Store leasehold improvements are amortized over the shorter of the useful life or the lease term plus assumed extensions, which is generally 10 years. Depreciation and amortization expense for property and equipment, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations, was $13.5 million, $9.6 million and $7.1 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Property and equipment, net, consists of the following (in thousands):

	February 1, 2014	February 2, 2013
Furniture and fixtures	$44,112	$31,680
Leasehold improvements	51,736	41,671
Computers and equipment	15,903	10,541
Construction in process	2,627	6,678
Property and equipment, gross	114,378	90,570
Less: Accumulated depreciation and amortization	(43,997)	(31,530)
Property and equipment, net	$70,381	$59,040

(g)	Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its Company's most recent analysis, management believes that no impairment of long-lived assets exists as of February 1, 2014.

(h)	Deferred Financing Costs
Deferred financing costs (note 3) are amortized to interest expense over the term of the related credit agreement. Amortization expense in fiscal 2013, fiscal 2012 and fiscal 2011 was $0.3 million, $0.5 million and $28.0 thousand, respectively. In connection with the repayments of the $100.0 million term loan facility in the amounts of $15.0 million and $65.5 million in fiscal 2013 and fiscal 2012, respectively, we wrote-off approximately $0.3 million and $1.6 million of deferred financing costs in fiscal 2013 and fiscal 2012, respectively, which is included in loss on debt extinguishment in the accompanying consolidated statements of operations.

(i)	Other Accrued Expenses
Other accrued expenses consist of the following (in thousands):

	February 1, 2014	February 2, 2013
Deposit liability related to restricted shares (note 6)	$62	$308
Gift card liability	3,273	2,418
Other	14,215	11,819
	$17,550	$14,545

(j)	Leases
The Company leases store locations, distribution centers, and equipment used in its operations. The Company accounts for its leases under the provisions of Accounting Standards Codification ("ASC") Topic 840, Leases (“ASC 840”), which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Any assets held under a capital lease are included in property and equipment, net. As of February 1, 2014 and February 2, 2013, the Company had no material capital leases.
Operating lease expense is recorded on a straight-line basis over the lease term. At the inception of a lease, the Company determines the lease term, which includes periods under the exercise of renewal options that are reasonably assured. Renewal options are exercised at the Company's sole discretion. The corporate headquarters are leased under a lease agreement expiring in 2022, with options to renew for two successive five-year periods. The distribution center located in New Castle, Delaware is leased under a lease agreement expiring in 2016 with options to renew for two successive five-year periods and the distribution center in Olive Branch, Mississippi is leased under a lease agreement expiring in 2022 with options to renew for three successive five-year periods. Generally, the Company’s store leases have expected lease terms of ten years, which are comprised of an initial term of ten years or an initial term of five years and one assumed five-year extension, resulting in a ten-year life. The expected lease term is used to determine whether a lease is capital or operating and to calculate straight-line rent expense.
Substantially all of the Company's leases include options that allow the Company to renew or extend the lease term beyond the initial lease period, subject to terms and conditions agreed upon at the inception of the lease. Such terms and conditions include rental rates agreed upon at the inception of the lease that could represent below or above market rental rates later in the life of the lease, depending upon market conditions at the time of such renewal or extension. In addition, the Company's leases may include early termination options.

(k)	Deferred Rent and Other
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
The following table summarizes the Company's deferred rent and other long-term liabilities balances (in thousands):

	February 1, 2014	February 2, 2013
Current:
Deferred rent (1)	$2,965	$878
Total current liabilities	$2,965	$878

Long-term:
Deferred rent	$35,198	$28,901
Other	241	181
Total long-term liabilities	$35,439	$29,082

(1)	The current portion of deferred rent is included in the other accrued expenses line item in the accompanying consolidated balance sheets.

(l)	Stock-based Compensation
The Company measures the cost of employee services received in exchange for stock-based compensation based on the grant date fair value of the employee stock award. Incremental compensation costs arising from subsequent modifications of awards after the grant date must also be recognized. The Company recognizes compensation expense based on the estimated grant date fair value of restricted stock awards, and using the Black-Scholes option-pricing model for grants of stock options which are both recorded over the vesting period. Stock-based compensation cost recognized and included in expenses, excluding modifications, for fiscal 2013, fiscal 2012 and fiscal 2011, was $9.9 million, $6.9 million and $1.2 million, respectively. In addition, during fiscal 2013 and fiscal 2012, the Company recognized $0.2 million, and $5.4 million of additional compensation expense related to certain modifications of outstanding options (note 6).

(m)	Revenue Recognition
Revenue is recognized at the point of sale. Returns are accepted under certain conditions within 14 days of purchase. Returns subsequent to the period end are immaterial; accordingly, no reserve has been recorded. Gift card sales to customers are initially recorded as liabilities and recognized as sales upon redemption for merchandise. Sales tax collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, excluded from sales in the accompanying consolidated statements of operations.

(n)	Cost of Goods Sold
Cost of goods sold reflects the direct costs of purchased merchandise and inbound freight, as well as store occupancy, distribution and buying expenses. Store occupancy costs include rent, common area maintenance, utilities and property taxes for all store locations. Distribution costs include costs for receiving, processing, warehousing and shipping of merchandise to or from the Company's distribution centers and between store locations. Buying costs include compensation expense for the Company's internal buying organization.

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
Costs incurred between completion of a new store location’s construction and its opening (pre-opening costs) are charged to expense as incurred. Pre-opening costs were $4.3 million, $3.5 million and $3.4 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively, and are recorded in the accompanying consolidated statements of operations based on the nature of the expense.

(r)	Advertising Costs
Advertising costs are charged to expense the first time the advertising takes place. Advertising expenses were $15.6 million, $12.0 million and $9.7 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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
The preparation of consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, valuation allowances for inventories, income taxes and stock-based compensation expense.

(2)	Income (Loss) Per Common Share
Basic income (loss) per common share amounts are calculated using the weighted-average number of common shares outstanding for the period. Diluted income (loss) per common share amounts are calculated using the weighted-average number of common shares outstanding for the period and include the dilutive impact of preferred stock using the if-converted method and exercise of stock options and warrants as well as assumed lapse of restrictions on restricted stock awards and shares currently available for purchase under the Company's Employee Stock Purchase Plan, using the treasury stock method.
The two-class method is used to calculate basic and diluted income (loss) per common share since the Company's preferred and restricted stock are participating securities under ASC 260 Earnings per share. The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, basic income (loss) per common share is computed by dividing net income (loss) attributable to common shares after allocation of income to participating securities by the weighted-average number of common shares outstanding during the year. Diluted income (loss) per common share is computed using the more dilutive of the two-class method or the if-converted method. In periods of net loss, no effect is given to participating securities since they do not contractually participate in the losses of the Company. The two-class method is the more dilutive method for fiscal 2013, fiscal 2012 and fiscal 2011.
The following table reconciles net income (loss) and the weighted average common shares outstanding used in the computations of basic and diluted income (loss) per common share (in thousands, except for share and per share data):

	Fiscal Year
	2013	2012	2011
Numerator:
Net income	$32,142	$20,025	$16,078
Dividend paid to preferred shareholders	—	(62,504)	—
Dividend paid to unvested restricted shareholders	—	(2,899)	—
Series A 8% Convertible Preferred Stock cumulative dividends	—	—	(15,913)
Net income attributable to participating securities	(465)	—	(109)
Net income (loss) attributable to common shareholders	$31,677	$(45,378)	$56
Denominator:
Weighted average common shares outstanding - basic	53,294,805	35,444,200	15,903,599
Dilutive impact of options, warrants and employee stock purchase plan	447,055	—	509
Weighted average common shares outstanding - diluted	53,741,860	35,444,200	15,904,108
Per common share:
Basic income (loss) per common share	$0.59	$(1.28)	$—
Diluted income (loss) per common share	$0.59	$(1.28)	$—

For fiscal 2013 and fiscal 2011, $0.5 million and $0.1 million, respectively, of net income was attributable to participating securities, as the two-class method was more dilutive, and the remainder was attributable to common shareholders. For fiscal 2012, as the Company was in a net loss position after recognition of the payment of dividends, the net losses were solely attributable to common shareholders.

For fiscal 2011 preferred stock that could be converted to 30,894,593 shares of common stock were not included in the computation of diluted income per share, as the effect of doing so would have been anti-dilutive. The preferred stock was converted to common stock on July 24, 2012 and was included in the computation of income (loss) per share during fiscal 2012 on a weighted average basis.

The effects of the assumed exercise of stock options for 388,197 shares of common stock for fiscal 2013 were excluded from the calculation of diluted net income per share as their impact would have been anti-dilutive.
The effects of the assumed exercise of the combined stock options and warrants and vesting of restricted share awards of 2,573,490 for fiscal 2012, and the impact of shares to be issued under the Company's Employee Stock Purchase Plan, which is minor, were excluded from the calculation of diluted net loss as the effect would be anti-dilutive due to a net loss to common shareholders. The effects of the assumed exercise of stock options and warrants for 2,781,138 shares of common stock for fiscal 2011 were excluded from the calculation of diluted net income per share as the average market price of the related common stock for the periods exceeded the exercise price of the options or warrants or the assumed proceeds determined under the treasury stock method resulted in no incremental shares for stock options.
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
The Term Loan Facility provided for a term loan of $100.0 million and matures on the earlier of (i) May 16, 2015 and (ii) the date on which such facility is accelerated following the occurrence of an event of default. The Term Loan Facility provides for interest on borrowings, at the option of the Company, at an alternate base rate which is the greater of (i) the administrative agent’s prime rate in effect on such day and (ii) the federal funds effective rate in effect on such day plus 0.50% with a 2.00% floor, plus a margin of 3.25%, or a London Interbank Offer Rate (“LIBOR”) based rate with a 1.00% floor plus a margin of 4.25%. The credit agreement for the Term Loan Facility includes a maximum consolidated net leverage ratio financial covenant, the calculation of which allows the Company to net up to $10.0 million of its cash and cash equivalents against its indebtedness. The Company’s leverage ratio must not exceed 2.00x for the testing periods in calendar year 2014 and 1.75x thereafter.
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
On June 12, 2013, in connection with the Restructuring, the Subsidiary acceded to the credit agreement and certain ancillary documents to the Company's Term Loan Facility as a guarantor of the Company's obligations thereunder. All obligations under the Term Loan Facility are secured by substantially all of the Company’s assets. As of February 1, 2014, the Company was in compliance with the financial covenant and other covenants applicable to it under the Term Loan Facility. During fiscal 2013 and fiscal 2012, the Company recorded $1.5 million and $2.4 million, respectively, in interest expense, including amortization of deferred financing fees of $0.3 million and $0.5 million, respectively.
The Term Loan Facility was subject to repayment upon the receipt of certain proceeds, including those from the sale of certain assets, insurance proceeds and indebtedness not otherwise permitted. The Term Loan Facility was also subject to repayment of $50.0 million upon the receipt of proceeds from the Company’s Initial Public Offering ("IPO"). The Company closed its IPO on July 24, 2012. On July 27, 2012, the Company repaid $65.3 million of principal on the Term Loan Facility and $0.7 million of interest. In October 2012 and May 2013, the Company repaid $0.3 million and $15.0 million, respectively, of principal on the Term Loan Facility. As of February 1, 2014, the balance outstanding under the Term Loan Facility was $19.5 million bearing interest at a rate of 5.25%. Pursuant to the terms of the Term Loan Facility, due to the repayment of $65.3 million of principal in July 2012, the Company was no longer required to make minimum quarterly payments. The Company planned to repay the remaining principal balance outstanding under the Term Loan Facility of $19.5 million within the next 12 months and classified the amount as current portion of note payable in the accompanying consolidated balance sheet as of February 1, 2014. In February 2014, subsequent to the fiscal year ended 2013, the Company repaid the remaining principal balance outstanding under the Term Loan Facility of $19.5 million.
In connection with the Term Loan Facility, the Company incurred deferred financing costs of $2.7 million, which are being amortized over the term of the Term Loan Facility. The amortization is included in interest expense, net, in the consolidated statements of operations. In connection with the $65.5 million of principal repayments on the Term Loan Facility in fiscal 2012 and the $15.0 million principal repayment on the Term Loan Facility in fiscal 2013, approximately $1.6 million and approximately $0.3 million of the deferred financing costs were written off and included in loss on debt extinguishment in the consolidated statements of operations, respectively. The Company had approximately $0.2 million and $0.8 million of remaining deferred financing fees as of February 1, 2014 and February 2, 2013, respectively. In connection with the $19.5 million principal repayment on the Term Loan Facility in February 2014, subsequent to the fiscal year ended 2013, the remaining deferred financing costs of approximately $0.2 million will be written off and included in loss on debt extinguishment in the consolidated statement of operations for the thirteen weeks ending May 3, 2014.
Line of Credit
On August 18, 2006, the Company entered into a Loan and Security Agreement (the "Loan and Security Agreement") with Wachovia Bank National Association (predecessor in interest to Wells Fargo Bank, National Association) that included a revolving line of credit with advances tied to a borrowing base. The Loan and Security Agreement was amended and/or restated several times, the latest on June 12, 2013 (as amended and restated, the "Revolving Credit Facility"), generally to extend the maturity date, increase maximum borrowings, adjust the applicable interest rates, permit the formation and capitalization of the Subsidiary, and make the Subsidiary a party to the Loan and Security Agreement as a guarantor of the Company's obligations, and modify certain definitions.

The Revolving Credit Facility allows maximum borrowings of $20.0 million with advances tied to a borrowing base and expires on the earliest to occur of (i) May 16, 2017, (ii) the date which was 45 days prior to the maturity date of the Term Loan Facility if the Term Loan Facility remained outstanding or (iii) upon the occurrence of an event of default. The Revolving Credit Facility may be increased to $30.0 million upon certain conditions. The Revolving Credit Facility includes a $5.0 million sub-limit for the issuance of letters of credit. The borrowing base is 90% of eligible credit card receivables plus 90% of the net recovery percentage of eligible inventory less established reserves. The Company incurred deferred financing costs of $50.0 thousand in May 2012 in connection with the Revolving Credit Facility and such costs are being amortized over the remaining term of the Revolving Credit Facility.
The Revolving Credit Facility provides for interest on borrowings, at the Company's option, at (a) a prime rate plus a margin of (i) 0.75% if excess availability is greater than or equal to 75%, (ii) 1.0% if excess availability is less than 75% but greater than or equal to 33% or (iii) 1.25% if excess availability is less than 33% or (b) a LIBOR-based rate plus a margin of (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. The Revolving Credit Facility further provides for a letter of credit fee equal to the LIBOR-based rate plus (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. The Revolving Credit Facility also contains an unused credit facility fee of 0.375% per annum and is subject to a servicing fee of approximately $12.0 thousand per year.
The Revolving Credit Facility includes a covenant which requires the Company to maintain minimum excess collateral availability of no less than the greater of (i) 10% of the then effective maximum credit and (ii) $3.0 million.
The Revolving Credit Facility also includes customary negative and affirmative covenants including, among others, limitations on the Company's ability to (i) incur additional debt; (ii) create liens; (iii) make certain investments, loans and advances; (iv) sell assets; (v) pay dividends or make distributions or other restricted payments; (vi) engage in mergers or consolidations; or (vii) change the Company's business.
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
During fiscal 2013, fiscal 2012 and fiscal 2011the Company had no borrowings or interest expense under the Revolving Credit Facility. At February 1, 2014, the Company had approximately $20.0 million available on the line of credit. At February 2, 2013 the Company had approximately $20.0 million available on the line of credit of which $19.7 million was available and $0.3 million was issued but undrawn on an outstanding letter of credit obligation.
All obligations under the Revolving Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the Subsidiary. As of February 1, 2014 and February 2, 2013, the Company was in compliance with the covenants applicable to it under the Revolving Credit Facility.
Note Payable
On December 10, 2010, the Company entered into a loan and security agreement (the “Note”) for $0.3 million with a governmental authority. On May 13, 2012, a portion of the Note ($0.2 million) was converted to a grant upon the Company meeting certain non-financial conditions and the remainder of $50.0 thousand was paid back in full along with interest outstanding.

(4)	Commitments and Contingencies
The Company leases property and equipment under non-cancelable operating leases. Certain retail store lease agreements provide for contingent rental payments if the store’s net sales exceed stated levels (percentage rents) and/or contain escalation clauses, which provide for increases in base rental for increases in future operating costs. Many of the Company’s leases provide for one or more renewal options for periods of five years. The Company’s operating lease agreements, including assumed extensions, which are generally those that take the lease to a ten-year term, expire through fiscal 2024.

The Company’s minimum rental commitments under operating lease agreements, including assumed extensions, as of February 1, 2014, are as follows (in thousands):

	Retail stores	Corporate office and distribution centers	Total

2014	$47,767	$4,936	$52,703
2015	48,844	5,225	54,069
2016	46,566	3,655	50,221
2017	45,498	3,191	48,689
2018	44,100	3,388	47,488
Thereafter	157,356	12,088	169,444
	$390,131	$32,483	$422,614
Rent expense, including base and contingent rent under operating leases, was $41.8 million, $32.8 million and $23.6 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Contingent rents were $0.5 million, $0.5 million and $0.5 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.
From February 2, 2014 to March 26, 2014, the Company committed to 17 new store leases with terms of 10 years that have future minimum lease payments of approximately $28.6 million.
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
As of February 1, 2014, the Company has other purchase commitments of approximately $2.0 million consisting of purchase agreements for materials that will be used in the construction of new stores.

(5)	Shareholders’ Equity (Deficit)
As of February 1, 2014, the Company is authorized to issue 120,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock. The holders of the common stock are entitled to one vote per share of common stock and are entitled to receive dividends if declared by the board of directors. The preferred stock may be issued from time to time in series as designated by the board of directors. The designations, powers, preferences, voting rights, privileges, options, conversion rights, and other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof shall be designated by the board of directors.
Preferred Stock
On October 14, 2010, the Company issued 89,291,773 shares of Series A 8% Convertible Preferred Stock for cash proceeds of $191.9 million, net of offering costs of $2.1 million.
The shares of Series A 8% Convertible Preferred Stock were entitled to receive cumulative dividends of 8% of their original issue price of $2.17 per share per year compounded annually and payable in cash when and if declared by the Company’s board of directors; however, the Company could not pay, unless otherwise consented to by the holders of Series A 8% Convertible Preferred Stock, any dividends on common stock unless an equal amount of dividends per share (on an as converted basis) was simultaneously paid to the holders of the Series A 8% Convertible Preferred Stock. Effective immediately prior to the closing of the IPO on July 24, 2012, all outstanding shares of Series A 8% Convertible Preferred Stock were converted into 30,894,953 shares of common stock and ceased to be entitled to the payment of any dividends that accrued on such shares as of the effective time of the conversion. The Series A 8% Convertible Preferred Stock was presented outside of shareholders’ equity since its redemption under certain circumstances was beyond the control of the Company’s management.
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
In March 2012, options to purchase 2,020,620 shares of common stock granted during fiscal 2010, including options to purchase 1,010,310 shares that were subject to time-based and performance-based vesting, were cancelled and an equal number of restricted shares were granted. One-third of the shares vested in March 2012, one-third of the shares vested in March 2013, and the remaining one-third will vest in March 2014, which is the second anniversary of the grant.
In connection with the cancellation and grant, the Company will record total compensation expense of $17.4 million including $5.3 million which was recorded on the date of the modification and the remainder on a straight-line basis over the two-year vesting period.
In February 2011, the Company granted warrants to purchase 13,840 shares of common stock at an exercise price of $6.30 per share to professional service providers, of which 5,191 were exercised in November 2011. The fair value of the warrants of $25.0 thousand was recorded as expense in fiscal 2010.
In May 2011, the Company granted warrants to purchase 3,114 shares of common stock at an exercise price of $6.30 per share to a professional service provider. The fair value of the warrants of $6.0 thousand was recorded as expense in fiscal 2011.
In November 2011, the Company issued 159,248 shares of common stock for cash proceeds of $1.1 million to an incoming member of the Company's board of directors.
In March 2012, the Company granted warrants to purchase 11,245 shares of common stock at an exercise price of $11.21 per share to professional service providers. The fair value of the warrants of $43.0 thousand was recorded as expense in Fiscal 2012.
During fiscal 2012, 23,012 warrants were exercised and, as of February 2, 2013, no warrants remained outstanding.
On July 17, 2012, the Company amended its articles of incorporation to reflect a 0.3460-for-1 reverse stock split of its common stock. The amendment also changed the authorized shares of the Company’s common stock to 120,000,000 shares. Concurrent with the reverse stock split, the Company adjusted (i) the conversion price of its Series A 8% Convertible Preferred Stock, (ii) the number of shares subject to and the exercise price of its outstanding stock option awards under its equity incentive plan and (iii) the number of shares subject to and the exercise price of its outstanding warrants to equitably reflect the split. All common stock share and per-share data included in these consolidated financial statements give effect to the reverse stock split and the change in authorized shares and have been adjusted retroactively for all periods presented.
On July 18, 2012, two members of the board of directors were each issued 3,529 restricted shares of common stock. These shares vest and become free of forfeiture restrictions on the earlier of: (i) the one-year anniversary of the issuance date or (ii) the date of the Company’s next annual shareholder meeting following the issuance date.
On July 24, 2012, the Company completed its IPO of 11,057,692 shares of common stock at a price of $17.00 per share. The common stock was listed on The NASDAQ Global Select Market under the symbol “FIVE.” The shares sold in the IPO were registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the Company's Registration Statement on Form S-1 (File No. 333-180780), which was declared effective by the Securities and Exchange Commission ("SEC") on July 18, 2012. Of the 11,057,692 shares sold in the IPO, the Company issued 4,807,692 shares, and 6,250,000 shares were sold by selling shareholders, including 1,442,308 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option. The Company did not receive any proceeds from shares sold by the selling shareholders. The Company received proceeds of approximately $73.2 million, net of approximately $8.5 million in underwriting discounts and legal, accounting and other fees incurred in connection with the IPO. Of the $73.2 million net proceeds received from the IPO, approximately $65.3 million and $0.7 million, respectively, were used to repay principal and interest under the Company's Term Loan Facility that existed as of the date of the IPO. The remaining net proceeds of the IPO were used for general corporate purposes, including working capital.
On September 27, 2012, the Company’s board of directors approved the Five Below, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”), which remained subject to shareholder approval. The Company's shareholders approved the ESPP on May 30, 2013 at the Company's annual meeting of shareholders. The ESPP's effective date is retroactive to January 1, 2013 and is intended to be qualified as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986. The number of shares of common stock reserved for issuance, which is subject to other limitations, is 500,000 shares. The ESPP allows eligible employees the opportunity to purchase, subject to limitations, shares of the Company’s common stock through payroll deductions at a discount of 10% of the fair market value of such shares on the purchase date. In fiscal 2013, the Company issued 3,565 shares of common stock under the ESPP resulting in proceeds of approximately $0.1 million and recorded stock-based compensation expense of $13.5 thousand in connection with the ESPP related to the amount of the discount.

On February 4, 2013, the Company completed a secondary public offering of 13,012,250 shares of common stock at a price of $35.65 per share. The shares sold in the secondary public offering were registered under the Securities Act, pursuant to the Company's registration statements on Form S-1 (File No. 333-186043 and File No. 333-186275), which were declared effective by the Securities and Exchange Commission on January 29, 2013. All of the shares sold in the secondary public offering were sold by selling shareholders and the Company did not receive any proceeds. The Company incurred fees of approximately $1.0 million related to legal, accounting and other fees in connection with the secondary public offering, which are included in selling, general and administrative expenses in the consolidated statements of operations for fiscal 2012.
On February 28, 2013, one member of the board of directors was issued 594 restricted shares of common stock. These shares vest and become free of forfeiture restrictions on the earlier of: (i) the one-year anniversary of the issuance date or (ii) the date of the Company’s next annual shareholder meeting following the issuance date.
On May 30, 2013, three members of the board of directors were each issued 1,990 restricted shares of common stock. These shares vest and become free of forfeiture restrictions on the earlier of: (i) the one-year anniversary of the issuance date or (ii) the date of the Company’s next annual shareholder meeting following the issuance date.
During fiscal 2013, two members of the board of directors were issued 1,878, and 1,627 fully vested shares of common stock, respectively, in lieu of a cash retainer for their annual non-employee director compensation.
On July 1, 2013, the Company completed a secondary public offering of 6,900,000 shares of common stock at a price of $36.00 per share. The shares sold in the secondary public offering were registered under the Securities Act pursuant to the Company's registration statement on Form S-1 (File No. 333-188578), which was declared effective by the Securities and Exchange Commission on June 26, 2013. All of the shares sold in the secondary public offering were sold by selling shareholders and the Company did not receive any proceeds. The Company incurred fees of approximately $1.0 million related to legal, accounting and other fees in connection with the secondary public offering, which are included in selling, general and administrative expenses in the consolidated statement of operations for fiscal 2013.
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
2002 Equity Incentive Plan
Effective July 26, 2002, the Company adopted the 2002 Equity Incentive Plan (the “Plan”) pursuant to which the Company’s board of directors may grant stock options and restricted shares to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7,600,000 shares under the Plan. All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s board of directors. Options granted to date generally vest over four years from the date of grant. As of February 1, 2014, 4,669,509 stock options or restricted shares were available for grant.
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
On August 25, 2010, the Company’s board of directors agreed to allow option holders, as of that date, to exercise, during a twenty day offer period, all options issued and outstanding under the Plan, regardless if those options were vested and exercisable (“Vested Options”) or were not currently vested and exercisable (“Unvested Options”). The Company recorded additional compensation cost in fiscal 2010 to reflect the incremental value associated with the modification of the options, which was primarily related to the value of the dividends received by the exercisers before the original vesting date. On October 13, 2010, the holders of the stock options exercised all of their outstanding Vested Options and Unvested Options to purchase shares of the Company’s common stock. The Unvested Options were exercised for restricted shares of common stock that have the same vesting schedule as the Unvested Options that were exercised for those shares. The restricted shares are subject to repurchase by the Company should the option holder’s employment be terminated prior to the vesting at a purchase price equal to the lesser of: (i) the exercise price paid for the restricted shares and (ii) the fair market value of the restricted shares at the time of repurchase. For accounting purposes, as the shares remain subject to their original vesting provisions, the early exercises are being recorded as if the original options remain outstanding until the respective shares vest. Exercise proceeds received prior to the shares vesting are recorded as a deposit liability in other accrued expenses on the consolidated balance sheets. As of February 1, 2014 and February 2, 2013, $0.1 million and $0.3 million, respectively, was recorded as a deposit liability.
Restricted Stock Activity
 The following table summarizes the activity related to the restricted shares of common stock (in thousands except share data):

	Number of shares	Deposit liability
Unvested, January 29, 2011	304,400	$1,860
Vested	(135,657)	(491)
Repurchases upon employee termination	(26,816)	(238)
Unvested, January 28, 2012	141,927	1,131
Vested	(106,980)	(802)
Repurchases upon employee termination	(3,405)	(21)
Unvested, February 2, 2013	31,542	308
Vested	(26,759)	(239)
Repurchases upon employee termination	(648)	(7)
Unvested, February 1, 2014	4,135	$62
Stock option activity under the Plan was as follows:

	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term
Balance as of January 29, 2011	2,136,185	$6.31	9.7
Granted	611,313	7.03
Forfeited	(119,543)	6.40
Balance as of January 28, 2012	2,627,955	6.47	9.0
Granted	687,416	14.96
Forfeited	(98,048)	9.14
Cancelled (see note 5)	(2,020,620)	6.30
Exercised	(8,886)	4.12
Balance as of February 2, 2013 (1)	1,187,817	10.43	9.3
Granted	554,500	38.92
Forfeited	(205,456)	20.23
Cancelled	(35,300)	30.19
Exercised	(196,941)	7.55
Balance as of February 1, 2014 (1)	1,304,620	$20.90	8.5
Exercisable as of February 1, 2014	251,657	$8.79	7.8
(1) The weighted-average exercise price at February 1, 2014 and February 2, 2013, respectively, reflects the adjustment of $2.02 per share resulting from the dividend declared on May 15, 2012 as described above.

Included in the options outstanding as of January 28, 2012 were options to purchase 1,010,310 shares of common stock, which vested incrementally only upon the achievement of certain performance targets including achieving targeted internal rates of return for the Company’s preferred shareholders or the Company achieving certain market capitalization levels subsequent to an initial public offering. In March 2012, options to purchase 2,020,620 shares of common stock granted during fiscal 2010, including the options that were to vest upon the achievement of performance targets, were cancelled and an equal number of restricted shares were granted (see note 5). During fiscal 2011 no compensation expense was recognized for the options that were to vest upon the achievement of performance targets prior to their cancellation since the Company's management determined that the performance targets were not probable of achievement.

The fair value of each option award granted to employees including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2013	2012	2011
Expected volatility	50.0%	50.0%	50.0%
Risk-free interest rate	1.4%	1.3%	2.0%
Expected life of options	6.3 years	6.3 years	7.0 years
Expected dividend yield	—%	—%	—%
The Company uses the simplified method to estimate the expected term of the option. The expected volatility incorporates historical and implied volatility of similar entities whose share prices are publicly available. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The per-share weighted average grant-date fair value of stock options granted to employees, including outside directors, in fiscal 2013, fiscal 2012 and fiscal 2011 was $18.90, $7.42 and $3.58 respectively. The total intrinsic value of stock options exercised during fiscal 2013, fiscal 2012 and fiscal 2011 was $7.2 million, $0.2 million and zero, respectively. In fiscal 2013 and fiscal 2012, the Company recorded cash received from the exercise of options of $1.5 million and $36.0 thousand, respectively, and excess tax benefits from option exercises and restricted stock of $2.3 million and $1.6 million, respectively. Upon option exercise, we issued new shares of stock.
As of February 1, 2014, there was $11.6 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average vesting period of 2.8 years.

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
As of February 1, 2014, no valuation allowance has been provided for net deferred tax assets as management believes that it is more likely than not that the Company will realize all deferred tax assets at February 1, 2014.
The components of the income tax expense are as follows (in thousands):

	Fiscal Year
	2013	2012	2011
Current:
Federal	$21,718	$8,127	$6,979
State	3,172	2,130	3,124
	24,890	10,257	10,103
Deferred:
Federal	(3,977)	3,043	1,434
State	(1,097)	769	(1,378)
	(5,074)	3,812	56
Income tax expense	$19,816	$14,069	$10,159
The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year
	2013	2012	2011
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.6	5.5	5.6
Other	0.5	0.8	(1.9)
	38.1%	41.3%	38.7%

 The effective tax rate for fiscal year 2013 compared to fiscal 2012 was primarily impacted by changes in the mix of pretax income across state jurisdictions and the Company's operating entities as a result of the Restructuring. The effective tax rate for fiscal 2012 compared to fiscal 2011 was primarily impacted by permanent book to tax differences related to fees paid for the secondary public offering in fiscal 2012.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are (in thousands):

	February 1, 2014	February 2, 2013

Deferred tax assets:
Inventories	$5,430	$2,990
Deferred revenue	142	95
Accrued bonus	194	1,067
Deferred rent	15,192	12,076
Other	1,665	750
Deferred tax assets	22,623	16,978
Deferred tax liabilities:
Property and equipment	(16,623)	(13,874)
Other	(1,182)	(3,359)
Deferred tax liabilities	(17,805)	(17,233)
	$4,818	$(255)
Total income taxes paid during fiscal 2013, fiscal 2012, and fiscal 2011 were $25.0 million, $10.8 million and $1.2 million, respectively.
The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s balance sheets at February 1, 2014 and February 2, 2013, and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for fiscal 2013, fiscal 2012, and fiscal 2011.

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

(8)	Employee Benefit Plan
Effective February 1, 2007, the Company implemented the Five Below 401(k) Retirement Savings Plan for all employees who have at least 1 year of service, worked at least 1,000 hours, and are 21 years of age. Employees can contribute up to the maximum amount allowed under law. The Company may make discretionary matching and profit sharing contributions, which vest over a period of 5 years from each employee’s commencement of employment with the Company. During fiscal 2013 and fiscal 2012, the Company made discretionary contributions of $0.2 million and $52.0 thousand, respectively. The Company made no discretionary contributions in fiscal 2011.

(9)	Segment Reporting
The Company evaluates performance internally and manages the business on the basis of one operating segment; therefore, it has only one reportable segment. All of the Company’s identifiable assets are located in the United States.
Set forth below is data for the following groups of products: leisure, fashion and home, and party and snack. The percentage of net sales represented by each product group for each of the last three fiscal years was as follows:

Sales by Product Group	Percentage of Net Sales
	Fiscal Year
	2013	2012	2011
Leisure	51.7%	52.6%	50.6%
Fashion and home	29.3%	30.3%	31.7%
Party and snack	19.0%	17.1%	17.7%
Total	100.0%	100.0%	100.0%
Leisure includes items such as sporting goods, games, toys, tech, books, electronic accessories, and arts and crafts. Fashion and home includes items such as personal accessories, “attitude” t-shirts, beauty offerings, home goods and storage options. Party and snack includes items such as party and seasonal goods, greeting cards, candy and other snacks, and beverages.
(10) Quarterly Results of Operations and Seasonality (Unaudited)
Quarterly financial results for fiscal 2013 and fiscal 2012 were as follows: (in thousands except for per share data).

	Fiscal Year 2013 (1)				Fiscal Year 2012 (1)
	Fourth Quarter (1)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter (1)	Third Quarter	Second Quarter	First Quarter
Net sales	$211,964	$110,747	$117,087	$95,604	$173,589	$86,587	$86,820	$71,829
Gross profit	84,169	34,234	39,400	30,213	71,138	26,931	28,747	23,020
Net income (loss)	$24,826	$1,677	$4,069	$1,570	$19,206	$729	$1,247	$(1,157)
Basic income (loss) income per common share	$0.46	$0.03	$0.08	$0.03	$0.36	$0.01	$(3.41)	$(0.32)
Diluted income (loss) income per common share	$0.45	$0.03	$0.07	$0.03	$0.35	$0.01	$(3.41)	$(0.32)
(1) The Company operates on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. Fiscal 2013 consists of a 52-week fiscal year and Fiscal 2012 consists of a 53-week fiscal year and the fourth quarter of fiscal 2012 included an extra week, representing the 53rd week.

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

Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended February 1, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of February 1, 2014. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of February 1, 2014, the company maintained effective internal control over financial reporting at a reasonable assurance level.

The effectiveness of the company’s internal control over financial reporting as of February 1, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report dated March 26, 2014 that appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Five Below, Inc.:
We have audited Five Below, Inc.’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Five Below, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting presented above. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Five Below, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Five Below, Inc. and subsidiary as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, changes in convertible preferred stock and shareholders’ equity (deficit), and cash flows for each of the fiscal years in the three-year period ended February 1, 2014, and our report dated March 26, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 26, 2014
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is included in the “Board of Directors–Nominees for Election to the Board of Directors for a Three-Year Term Expiring at the 2017 Annual Meeting,” “Board of Directors–Members of the Board of Directors Continuing in Office for a Term Expiring at the 2015 Annual Meeting,” “Board of Directors–Members of the Board of Directors Continuing in Office for a Term Expiring at the 2016 Annual Meeting,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors–Code of Business Conduct and Ethics,” “Board of Directors–Committees of the Board of Directors,” and “Board of Directors–Director Nomination Process” sections of our proxy statement for the 2014 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than June 1, 2014, and is incorporated by reference herein.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is included in the “Compensation Discussion and Analysis,” “Executive Compensation,” “Board of Directors–Director Compensation,” “Board of Directors–Board Leadership Structure and Board’s Role in Risk Oversight,” “Board of Directors–Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” sections of our proxy statement for the 2014 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than June 1, 2014, and is incorporated by reference herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item 12 is included in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of our proxy statement for the 2014 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than June 1, 2014, and is incorporated by reference herein.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included in the “Certain Relationships and Related Party Transactions” and “Board of Directors–Director Independence” sections of our proxy statement for the 2014 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than June 1, 2014, and is incorporated by reference herein.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in the “Proposal 3, Ratification of Independent Registered Public Accounting Firm” section of our proxy statement for the 2014 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than June 1, 2014, and is incorporated by reference herein.
PART IV
ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(a)    1. Consolidated Financial Statements
The consolidated financial statements of the Company filed as part of this Annual Report on Form 10-K are included in Part II, Item 8 beginning on page 48:

2. Consolidated Financial Statements Schedules
All schedules are omitted because they are not applicable or because the required information is either not material or is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

Exhibit
Number        Description

3.1
Amended and Restated Articles of Incorporation of Five Below, Inc., as currently in effect (incorporated by reference to Exhibit 3.5 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on June 12, 2012)

3.2
Amended Bylaws, as currently in effect (incorporated by reference to Exhibit 3.6 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on June 12, 2012)

4.1
Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on July 9, 2012)

10.1
Investment Agreement, dated September 1, 2010, by and among Five Below, Inc., the Founders signatory thereto, the Significant Common Shareholders signatory thereto and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.2
Amendment No. 1 to the Investment Agreement, dated October 14, 2010, by and among Five Below, Inc., the Purchasers signatory to the Investment Agreement and Sargent Family Investment, LLC (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.3
Amended and Restated Investor Rights Agreement, dated September 1, 2010, by and among Five Below, Inc., the Significant Common Shareholders signatory thereto, the Series A Preferred Shareholders signatory thereto and the Other Holders party thereto and any other Persons signatory thereto from time to time (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.4
First Amendment to Amended and Restated Investor Rights Agreement, dated October 14, 2010, by Five Below, Inc. (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.5
Second Amendment to Amended and Restated Investor Rights Agreement, dated May 23, 2012, by and among Five Below, Inc., the Significant Common Shareholders signatory thereto and the Series A Preferred Shareholders signatory thereto (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on May 24, 2012)

10.6
Second Amended and Restated Shareholders Agreement, dated September 1, 2010, by and among Five Below, Inc. and the Shareholders party thereto and any other Persons signatory thereto from time to time(incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.7
First Amendment to Second Amended and Restated Shareholders Agreement, dated October 14, 2010, by Five Below, Inc. (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.8
Second Amendment to Second Amended and Restated Shareholders Agreement, dated November 22, 2011, by and among Five Below, Inc. and the Consenting Shareholders signatory thereto (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.9
Third Amendment to Second Amended and Restated Shareholders Agreement, dated May 23, 2012, by and among Five Below, Inc. and the Shareholders party thereto and any other Persons signatory thereto from time to time (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on May 24, 2012)

10.10a†
Form of Non-Qualified Stock Option Agreement (Employees) (used for options granted prior to May 21, 2013) (incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.10b†
Form of Non-Qualified Stock Option Agreement (Employees) (used for options granted after to May 21, 2013) (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed with the Commission on September 10, 2013)

10.11a†
Form of Non-Qualified Stock Option Agreement (Executives) (used for options granted prior to May 21, 2013) (incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.11b†
Form of Non-Qualified Stock Option Agreement (Executives) (used for options granted after to May 21, 2013) (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed with the Commission on September 10, 2013)

10.12†
Form of Award Agreement for Restricted Shares under the Five Below, Inc. Equity Incentive Plan (Employees) (incorporated by reference to Exhibit 10.14 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on June 12, 2012)

10.13†
Form of Award Agreement for Restricted Shares under the Five Below, Inc. Equity Incentive Plan (Directors) (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Commission on March 11, 2013)

10.14†
Five Below, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.15 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on June 12, 2012)

10.15†
Five Below, Inc. Performance Bonus Plan (incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on June 12, 2012)

10.16†
Form of Director and Officer Indemnification Agreement(incorporated by reference to Exhibit 10.17 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on May 24, 2012)

10.17†
Letter Employment Agreement, dated October 14, 2010, by and between David Schlessinger and Five Below, Inc. (incorporated by reference to Exhibit 10.17 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.18†
Amendment to Employment Agreement, dated September 28, 2011, by and between David Schlessinger and Five Below, Inc. (incorporated by reference to Exhibit 10.18 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.19†
Letter Employment Agreement, dated October 14, 2010, by and between Thomas Vellios and Five Below, Inc. (incorporated by reference to Exhibit 10.19 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.20†
Amendment to Employment Agreement, dated September 28, 2011, by and between Thomas Vellios and Five Below, Inc. (incorporated by reference to Exhibit 10.20 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.21†
Letter Employment Agreement, dated April 16, 2012, by and between Kenneth R. Bull and Five Below, Inc. (incorporated by reference to Exhibit 10.21 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.22†
Non-Qualified Stock Option Agreement, dated October 14, 2010, by and between David Schlessinger and Five Below, Inc. (incorporated by reference to Exhibit 10.22 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.23†
Non-Qualified Stock Option Agreement, dated October 14, 2010, by and between Thomas Vellios and Five Below, Inc. (incorporated by reference to Exhibit 10.23 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.24†
Option Cancellation Agreement, dated March 22, 2012, by and between David Schlessinger and Five Below, Inc. (incorporated by reference to Exhibit 10.24 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.25†
Option Cancellation Agreement, dated March 22, 2012, by and between Thomas Vellios and Five Below, Inc. (incorporated by reference to Exhibit 10.25 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.26
Lease Agreement, dated April 1, 2007, by and between Twin Spans Business Park, LLC and Five Below, Inc., as amended (incorporated by reference to Exhibit 10.27 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on May 24, 2012)

10.27a
Credit Agreement, dated as of May 16, 2012, among Five Below, Inc. and the Lenders Party thereto, and Goldman Sachs Bank USA, Barclays Bank PLC and Jefferies Finance, LLC, collectively as lead arrangers and lead bookrunners and, individually, as administrative agent and collateral agent, syndication agent, and documentation agent, respectively, and Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Trust Company Americas, UBS Securities LLC and Wells Fargo Bank, National Association, as arrangers and bookrunners (incorporated by reference to Exhibit 10.28 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on May 24, 2012)

10.27b
Guarantee Joinder Agreement, dated June 12, 2013, by Five Below Merchandising, Inc. and acknowledged and accepted by Goldman Sachs Bank USA, to the Credit Agreement, dated as of May 16, 2012, among Five Below, Inc. and the Lenders Party thereto, and Goldman Sachs Bank USA, Barclays Bank PLC and Jefferies Finance, LLC, collectively as lead arrangers and lead bookrunners and, individually, as administrative agent and collateral agent, syndication agent, and documentation agent, respectively, and Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Trust Company Americas, UBS Securities LLC and Wells Fargo Bank, National Association, as arrangers and bookrunners (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q filed with the Commission on June 13, 2013)

10.28a
Security Agreement, dated as of May 16, 2012, among Five Below, Inc. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.29 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on May 24, 2012)

10.28b
Supplement No. 1, dated as of June 12, 2013, by and between Five Below Merchandising, Inc. and Goldman Sachs Bank USA, to the Security Agreement, dated as of May 16, 2012, among Five Below, Inc. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q filed with the Commission on June 13, 2013)

10.29
Third Amended and Restated Loan and Security Agreement, dated June 12, 2013, among Five Below, Inc., Five Below Merchandising, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q filed with the Commission on June 13, 2013)

10.30†	Five Below, Inc. Compensation Policy for Non-Employee Directors (filed herewith)

10.31†
Letter Employment Agreement, dated May 16, 2012, by and between David Johnston and Five Below, Inc. (incorporated by reference to Exhibit 10.33 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on June 12, 2012)

10.32†
Non-Qualified Stock Option Agreement, dated May 23, 2012, by and between David Johnston and Five Below, Inc. (incorporated by reference to Exhibit 10.34 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on June 12, 2012)

10.33
Separation and General Release Agreement, dated August 6, 2013, by and between David Johnston and Five Below, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 6, 2013)

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

101*
The following financial information from this Annual Report on Form 10-K, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013; (ii) the Consolidated Statements of Operations for Fiscal Years 2013, 2012 and 2011; (iii) the Consolidated Statements of Changes in Convertible Preferred Stock and Shareholders’ Equity (Deficit) For Fiscal Years 2013, 2012 and 2011; (iv) the Consolidated Statements of Cash Flows for Fiscal Years 2013, 2012 and 2011 and (v) the Notes to Consolidated Financial Statements, in each case, tagged in detail.

† Management contract or compensatory plan or arrangement.

* Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Philadelphia, Pennsylvania, on the 26th day of March 2014.

FIVE BELOW, INC.

By: /s/ David Schlessinger
Name: David Schlessinger
Title: Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David Schlessinger David Schlessinger	Executive Chairman	March 26, 2014
/s/ Thomas G. Vellios Thomas G. Vellios	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2014
/s/ Kenneth R. Bull Kenneth R. Bull	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2014
/s/ Steven Collins Steven Collins	Director	March 26, 2014
/s/ Andrew Crawford Andrew Crawford	Director	March 26, 2014
/s/ David Mussafer David Mussafer	Director	March 26, 2014
/s/ Thomas Ryan Thomas Ryan	Director	March 26, 2014
/s/ Ronald Sargent Ronald Sargent	Director	March 26, 2014
/s/ Michael Devine Michael Devine	Director	March 26, 2014

Exhibit Index

No.     Description

10.30	Five Below, Inc. Compensation Policy for Non-Employee Directors (filed herewith)

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange
Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange
Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

101*
The following financial information from this Annual Report on Form 10-K, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013; (ii) the Consolidated Statements of Operations for Fiscal Years 2013, 2012 and 2011; (iii) the Consolidated Statements of Changes in Convertible Preferred Stock and Shareholders’ Equity (Deficit) For Fiscal Years 2013, 2012 and 2011; (iv) the Consolidated Statements of Cash Flows for Fiscal Years 2013, 2012 and 2011 and (v) the Notes to Consolidated Financial Statements, in each case, tagged in detail.

* Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.