Form 10-Q
period 2014-05-03
FIVE BELOW, INC
filed 2014-06-05
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2014.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
Commission file number: 001-35600

Five Below, Inc.
(Exact name of Registrant as Specified in its Charter)

Pennsylvania	75-3000378
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1818 Market Street, Suite 2000
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 4, 2014 was 54,267,356

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	May 3, 2014	February 1, 2014	May 4, 2013
Assets
Current assets:
Cash and cash equivalents	$17,816	$50,184	$36,722
Inventories	98,576	89,377	75,339
Prepaid income taxes	5,981	1,497	621
Deferred income taxes	4,757	4,586	1,441
Prepaid expenses and other current assets	16,605	15,255	10,481
Total current assets	143,735	160,899	124,604
Property and equipment, net of accumulated depreciation and amortization of $47,526, $43,997, and $34,463, respectively	78,046	70,381	61,611
Deferred income taxes	556	232	—
Other assets	296	542	877
	$222,633	$232,054	$187,092

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Current portion of note payable	—	19,500	15,000
Accounts payable	35,524	34,013	27,971
Income taxes payable	13	6,007	558
Accrued salaries and wages	4,083	2,672	2,725
Other accrued expenses	20,210	17,550	13,569
Total current liabilities	59,830	79,742	59,823
Note payable	—	—	19,500
Deferred rent and other	39,558	35,439	31,187
Deferred income taxes	—	—	1,431
Total liabilities	99,388	115,181	111,941
Commitments and contingencies (note 4)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 54,267,222, 54,190,724 and 54,019,137 shares, respectively.	543	542	540
Additional paid-in capital	287,913	284,622	273,474
Accumulated deficit	(165,211)	(168,291)	(198,863)
Total shareholders’ equity	123,245	116,873	75,151
	$222,633	$232,054	$187,092
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net sales	$126,004	$95,604
Cost of goods sold	87,069	65,391
Gross profit	38,935	30,213
Selling, general and administrative expenses	33,673	27,024
Operating income	5,262	3,189
Interest expense, net	72	511
Loss on debt extinguishment	244	—
Income before income taxes	4,946	2,678
Income tax expense	1,866	1,108
Net income	3,080	1,570
Net income attributable to participating securities	(20)	(31)
Net income attributable to common shareholders	$3,060	$1,539
Basic income per common share	$0.06	$0.03
Diluted income per common share	$0.06	$0.03
Weighted average shares outstanding:
Basic shares	53,864,972	52,943,243
Diluted shares	54,293,467	53,399,778
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Shareholders’ Equity
	Common stock		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity

	Shares	Amount
Balance, February 1, 2014	54,190,724	$542	$284,622	$(168,291)	$116,873
Stock-based compensation expense	1,003	—	1,815	—	1,815
Exercise of options to purchase common stock	75,582	1	483	—	484
Vesting of restricted shares	—	—	61	—	61
Repurchase of unvested restricted shares related to stock option exercises	(87)	—	—	—	—
Excess tax benefit related to exercises of stock options	—	—	932	—	932
Net income	—	—	—	3,080	3,080
Balance, May 3, 2014	54,267,222	$543	$287,913	$(165,211)	$123,245
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Operating activities:
Net income	$3,080	$1,570
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,869	2,933
Loss on debt extinguishment	244	—
Loss on disposal of property and equipment	47	—
Amortization of deferred financing costs	5	78
Stock-based compensation expense	1,818	2,359
Deferred income taxes	(495)	(265)
Changes in operating assets and liabilities:
Prepaid income taxes	(4,484)	(585)
Inventories	(9,199)	(14,508)
Prepaid expenses and other assets	(1,354)	941
Accounts payable	1,162	703
Income taxes payable	(5,994)	(6,525)
Accrued salaries and wages	1,411	(1,479)
Deferred rent	3,581	2,405
Other accrued expenses	2,196	602
Net cash used in operating activities	(4,113)	(11,771)
Investing activities:
Capital expenditures	(10,170)	(8,148)
Net cash used in investing activities	(10,170)	(8,148)
Financing activities:
Repayment of note payable under Term Loan Facility	(19,500)	—
Proceeds from exercise of options to purchase common stock	484	158
Repurchase of unvested restricted shares related to stock option exercises	(1)	—
Excess tax benefit related to exercises of stock options	932	402
Net cash (used in) provided by financing activities	(18,085)	560
Net decrease in cash and cash equivalents	(32,368)	(19,359)
Cash and cash equivalents at beginning of period	50,184	56,081
Cash and cash equivalents at end of period	$17,816	$36,722

Supplemental disclosures of cash flow information:
Interest paid	$94	$482
Income taxes paid	$12,137	$8,081
Non-cash investing activities
Increase (decrease) in accrued purchases of property & equipment	$1,411	$(2,644)
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Summary of Significant Accounting Policies

(a)	Nature of Business
Five Below, Inc. (individually and/or collectively with its wholly owned subsidiary, the "Company") is a specialty value retailer offering merchandise targeted at the teen and pre-teen demographic. The Company offers an edited assortment of products, priced at $5 and below. The Company’s edited assortment of products includes select brands and licensed merchandise. The Company believes its merchandise is readily available, and that there are a number of potential vendors that could be utilized, if necessary, under approximately the same terms the Company is currently receiving; thus, it is not dependent on a single vendor or a group of vendors.
The Company is incorporated in the Commonwealth of Pennsylvania and, as of May 3, 2014, operated in Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, and Tennessee. As of May 3, 2014 and May 4, 2013, the Company operated 323 stores and 258 stores, respectively, each operating under the name “Five Below.”
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
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2014" or "fiscal 2014" refer to the period from February 2, 2014 to January 31, 2015 and consists of a 52-week fiscal year. References to “fiscal year 2013” or “fiscal 2013” refer to the period from February 3, 2013 to February 1, 2014 and consists of a 52-week fiscal year. References to “fiscal year 2012” or “fiscal 2012” refer to the period from January 29, 2012 to February 2, 2013 and consists of a 53-week fiscal year. The fiscal quarters ended May 3, 2014 and May 4, 2013 refer to the thirteen week periods ended as of those dates.
(c) Basis of Presentation
The consolidated balance sheets as of May 3, 2014 and May 4, 2013, the consolidated statements of operations for the thirteen weeks ended May 3, 2014 and May 4, 2013, the consolidated statement of shareholders’ equity for the thirteen weeks ended May 3, 2014 and the consolidated statements of cash flows for the thirteen weeks ended May 3, 2014 and May 4, 2013 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended May 3, 2014 and May 4, 2013. The balance sheet as of February 1, 2014, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2013 as filed with the Securities and Exchange Commission on March 26, 2014 and referred to herein as the “Annual Report,” but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended February 1, 2014 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen weeks ended May 3, 2014 and May 4, 2013 are not necessarily indicative of the consolidated operating results for the year ending January 31, 2015 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.
(d) Use of Estimates
The preparation of the consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, valuation allowances for inventories, income taxes and stock-based compensation expense.

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
The Company’s financial instruments consist primarily of cash equivalents, accounts payable, and borrowings, if any, under a line of credit. The Company believes that: (1) the carrying value of cash equivalents and accounts payable are representative of their respective fair value due to the short-term nature of these instruments; and (2) the carrying value of the borrowings, if any, under the line of credit approximates fair value because the line of credit’s interest rates vary with market interest rates. The Company considers the inputs utilized to determine the fair value of any of the borrowings under the line of credit to be Level 2 inputs. As of May 3, 2014, February 1, 2014, and May 4, 2013, the Company had cash equivalents of $3.1 million, $2.3 million and $2.4 million, respectively. The Company’s cash equivalents consist of credit card receivables and fair value was determined based on Level 1 inputs.

(2)	Income Per Common Share
Basic income per common share amounts are calculated using the weighted-average number of common shares outstanding for the period. Diluted income per common share amounts are calculated using the weighted-average number of common shares outstanding for the period and include the dilutive impact of exercise of stock options as well as assumed lapse of restrictions on restricted stock awards and shares currently available for purchase under the Company's Employee Stock Purchase Plan, using the treasury stock method.
The two-class method is used to calculate basic and diluted income per common share since the Company's restricted stock are participating securities under ASC 260 Earnings per share. The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, basic income per common share is computed by dividing net income attributable to common shares after allocation of income to participating securities by the weighted-average number of common shares outstanding during the year. Diluted income per common share is computed using the more dilutive of the two-class method or the if-converted method. In periods of net loss, no effect is given to participating securities since they do not contractually participate in the losses of the Company.
The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Numerator:
Net income	$3,080	$1,570
Net income attributable to participating securities	(20)	(31)
Net income attributable to common shareholders	$3,060	$1,539
Denominator:
Weighted average common shares outstanding - basic	53,864,972	52,943,243
Dilutive impact of options and employee stock purchase plan	428,495	456,535
Weighted average common shares outstanding - diluted	54,293,467	53,399,778
Per common share:
Basic income per common share	$0.06	$0.03
Diluted income per common share	$0.06	$0.03

For the thirteen weeks ended May 3, 2014 and May 4, 2013, $20.0 thousand and $31.0 thousand, respectively, of net income was attributable to participating securities, as the two-class method was more dilutive, and the remainder was attributable to common shareholders.
The effects of the assumed exercise of stock options for 607,173 shares of common stock for the thirteen weeks ended May 3, 2014 were excluded from the calculation of diluted net income per share as their impact would have been anti-dilutive.
The effects of the assumed exercise of stock options for 115,953 shares of common stock for the thirteen weeks ended May 4, 2013 were excluded from the calculation of diluted net income per share as their impact would have been anti-dilutive.
The aforementioned excluded shares do not reflect the impact of any incremental repurchases under the treasury stock method.

(3)	Term Loan Facility and Line of Credit
Term Loan Facility
On May 16, 2012, the Company entered into a $100.0 million Term Loan Facility with Goldman Sachs Bank USA as administrative agent for a syndicate of lenders (the “Term Loan Facility”). On June 12, 2013, in connection with the Restructuring, the Subsidiary acceded to the credit agreement and certain ancillary documents to the Company's Term Loan Facility as a guarantor of the Company's obligations thereunder. In February 2014, the Company repaid the remaining principal balance outstanding under the Term Loan Facility of $19.5 million. As of May 3, 2014, there was no balance outstanding under the Term Loan Facility.
All obligations under the Term Loan Facility were secured by substantially all of the Company's assets and were guaranteed by the Subsidiary. The credit agreement for the Term Loan Facility also included customary negative and affirmative covenants. The Company was in compliance with the financial covenant and other covenants applicable to the Company under the Term Loan Facility at each measurement period.
In connection with the Term Loan Facility, the Company incurred deferred financing costs of $2.7 million, which were being amortized over the term of the Term Loan Facility. The amortization is included in interest expense, net, in the consolidated statements of operations. In connection with the $19.5 million principal repayment on the Term Loan Facility in February 2014, the remaining deferred financing costs of approximately $0.2 million were written off and included in loss on debt extinguishment in the consolidated statement of operations for the thirteen weeks ended May 3, 2014.
Line of Credit
On August 18, 2006, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) that included a revolving line of credit with advances tied to a borrowing base. The Loan and Security Agreement has been amended and/or restated several times, the latest on June 12, 2013 (as amended and restated, the “Revolving Credit Facility”), generally to extend the maturity date, increase maximum borrowings, adjust the applicable interest rates, permit the formation and capitalization of subsidiaries, make the Subsidiary a party to the agreement as a guarantor of our obligations and modify certain definitions.
The Revolving Credit Facility allows maximum borrowings of $20.0 million with advances tied to a borrowing base and expires on the earliest to occur of (i) May 16, 2017 or (ii) upon the occurrence of an event of default. The Revolving Credit Facility may be increased to $30.0 million upon certain conditions. The Revolving Credit Facility includes a $5.0 million sub-limit for the issuance of letters of credit. The borrowing base is 90% of eligible credit card receivables plus 90% of the net recovery percentage of eligible inventory less established reserves.
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
As of May 3, 2014, the Company had no borrowings under the Revolving Credit Facility and had approximately $20.0 million available on the line of credit.
All obligations under the Revolving Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the Subsidiary. As of May 3, 2014 and May 4, 2013, the Company was in compliance with the covenants applicable to it under the Revolving Credit Facility.

(4)	Commitments and Contingencies
During the thirteen weeks ended May 3, 2014, the Company committed to 23 new store leases with terms of 10 years that have future minimum lease payments of approximately $37.5 million.
From May 4, 2014 to June 5, 2014, the Company committed to 3 new store leases with terms of 10 years that have future minimum lease payments of approximately $8.0 million.
The Company has employment agreements with certain key employees that provide for, among other things, salary, bonus, severance, and change-in-control provisions. The severance and change of control provisions under these agreements provide for additional payments upon employee separation of up to approximately $4.2 million.
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial condition or results of operations.
As of May 3, 2014, the Company has other purchase commitments of approximately $0.9 million consisting of purchase agreements for materials that will be used in the construction of new stores.

(5)	Shareholders’ Equity
In March 2012, options to purchase 2,020,620 shares of common stock granted during fiscal 2010, including options to purchase 1,010,310 shares that were subject to time-based and performance-based vesting, were cancelled and an equal number of restricted shares were granted. One-third of the shares vested in March 2012, one-third of the shares vested in March 2013, and the last one-third vested in March 2014.
In connection with the cancellation and grant, the Company recorded total compensation expense of $17.4 million including $5.3 million which was recorded on the date of the modification and the remainder, which was recorded on a straight-line basis over the two-year vesting period. The remaining expense related to the cancellation and grant was recognized during the thirteen weeks ended May 3, 2014.

(6)	Common Stock Options
Equity Incentive Plan
Effective July 26, 2002, the Company adopted the 2002 Equity Incentive Plan (the “Plan”) pursuant to which the Company’s board of directors may grant stock options and restricted shares to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7,600,000 shares under the Plan. All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s board of directors. Options granted to date generally vest over four years from the date of grant. As of May 3, 2014, 4,639,263 stock options or restricted shares were available for grant.

Stock option activity under the Plan was as follows:

	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term
Balance as of February 1, 2014	1,304,620	$20.90	8.5
Granted	68,750	37.37
Forfeited	(39,422)	33.41
Exercised	(75,582)	6.41
Balance as of May 3, 2014	1,258,366	22.28	8.3
Exercisable as of May 3, 2014	343,718	$9.08	7.6

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Expected volatility	50.0%	50.0%
Risk-free interest rate	1.9%	1.1%
Expected life of options	6.4 years	6.3 years
Expected dividend yield	—%	—%
The Company uses the simplified method to estimate the expected term of the option. The expected volatility incorporates historical and implied volatility of similar entities whose share prices are publicly available. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The per-share weighted average grant-date fair value of stock options granted to employees, including outside directors, for the thirteen weeks ended May 3, 2014 and May 4, 2013 was $18.82 and $18.15, respectively.
As of May 3, 2014, there was $10.3 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average vesting period of 2.9 years.

(7)	Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen weeks ended May 3, 2014 and May 4, 2013 (in thousands):

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Income before income taxes	$4,946	$2,678
Income tax expense	$1,866	$1,108
Effective tax rate	37.7%	41.4%
The effective tax rates for the thirteen weeks ended May 3, 2014 and May 4, 2013 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen weeks ended May 3, 2014 is being impacted by changes in the mix of projected pretax income across state jurisdictions and the Company's operating entities as a result of the Restructuring.
The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s balance sheets as of May 3, 2014, February 1, 2014, or May 4, 2013 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen weeks ended May 3, 2014 or May 4, 2013.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial and Other Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended February 1, 2014 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen weeks ended May 3, 2014 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2014" or "fiscal 2014" refer to the period from February 2, 2014 to January 31, 2015 and consists of a 52-week fiscal year. References to “fiscal year 2013” or “fiscal 2013” refer to the period from February 3, 2013 to February 1, 2014 and consists of a 52-week fiscal year. References to “fiscal year 2012” or “fiscal 2012” refer to the period from January 29, 2012 to February 2, 2013 and consists of a 53-week fiscal year. The fiscal quarters ended May 3, 2014 and May 4, 2013 refer to the thirteen week periods ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our views as of the date of this report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Part I, Item 1A “Risk Factors” in our Annual Report, as amended by the risk factors included in Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q. These factors include without limitation:
•failure to successfully implement our growth strategy;
•disruptions in our ability to select, obtain, distribute and market merchandise profitably;

•	extreme weather conditions in the areas in which our stores are located could negatively affect our business and results of operations;
•our ability to successfully expand our distribution network capacity;
•disruptions to our distribution network or the timely receipt of inventory;
•inability to attract and retain qualified employees;
•ability to increase sales and improve the efficiencies, costs and effectiveness of our operations;

•	our dependence on our executive officers and other key personnel or our inability to hire additional qualified personnel;
•our ability to successfully manage our inventory balances and inventory shrinkage;

•our lease obligations;

•	changes in our competitive environment, including increased competition from other retailers and the presence of online retailers;
•increasing costs due to inflation, increased operating costs or energy prices;
•the seasonality of our business;
•disruptions to our information technology systems in the ordinary course or as a result of system upgrades;
•our failure to maintain adequate internal controls;
•our ability to obtain additional financing;

•	our failure to secure customers’ confidential or credit card information, or other private data relating to our employees or our company;
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
Readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on these forward-looking statements. All of the forward-looking statements we have included in this Quarterly Report on Form 10-Q are based on information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.
Overview
Five Below is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the teen and pre-teen customer. We offer a dynamic, edited assortment of exciting products, all priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of May 3, 2014, we operated 323 stores in 20 states.
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

There may be variations in the way in which some of our competitors and other retailers calculate comparable or “same store” sales. As a result, data in this Quarterly Report on Form 10-Q regarding our comparable store sales may not be comparable to similar data made available by other retailers. Non-comparable store sales are comprised of new store sales, sales for stores not open for a full 15 months, and sales from existing store relocation and expansion projects that were temporarily closed (or not receiving deliveries) and not included in comparable store sales.
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

These costs are significant and can be expected to continue to increase as our company grows. The components of our cost of goods sold may not be comparable to the components of cost of goods sold or similar measures of our competitors and other retailers. As a result, data in this Quarterly Report on Form 10-Q regarding our gross profit and gross margin may not be comparable to similar data made available by our competitors and other retailers.
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
Operating Income
Operating income equals gross profit less SG&A expenses. Operating income excludes interest expense or income, loss on debt extinguishment and income tax expense or benefit. We use operating income as an indicator of the productivity of our business and our ability to manage SG&A expenses. Operating income percentage measures operating income as a percentage of our net sales.

Results of Consolidated Operations
The following tables summarize key components of our results of consolidated operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
	(in millions, except total stores)
Consolidated Statements of Operations Data (1):
Net sales	$126.0	$95.6
Cost of goods sold	87.1	65.4
Gross profit	38.9	30.2
Selling, general and administrative expenses	33.7	27.0
Operating income	5.3	3.2
Interest expense, net	0.1	0.5
Loss on debt extinguishment	0.2	—
Income before income taxes	4.9	2.7
Income tax expense	1.9	1.1
Net income	$3.1	$1.6
Percentage of Net Sales (1):
Net sales	100.0%	100.0%
Cost of goods sold	69.1%	68.4%
Gross profit	30.9%	31.6%
Selling, general and administrative expenses	26.7%	28.3%
Operating income	4.2%	3.3%
Interest expense, net	0.1%	0.5%
Loss on debt extinguishment	0.2%	—%
Income before income taxes	3.9%	2.8%
Income tax expense	1.5%	1.2%
Net income	2.4%	1.6%
Operational Data:
Total stores at end of period	323	258
Comparable stores sales growth	6.2%	4.2%
Average net sales per store (2)	$0.4	$0.4

(1)	Components may not add to total due to rounding.

(2)	Only includes stores open during the full fiscal quarter at each respective period.
Thirteen Weeks Ended May 3, 2014 Compared to the Thirteen Weeks Ended May 4, 2013
Net Sales
Net sales increased to $126.0 million in the thirteen weeks ended May 3, 2014 from $95.6 million in the thirteen weeks ended May 4, 2013, an increase of $30.4 million, or 31.8%. The increase was the result of a non-comparable store sales increase of $24.7 million and a comparable store sales increase of $5.7 million. The increase in non-comparable store sales was primarily driven by the number of stores that opened in fiscal 2013 but have not been open for 15 full months and new stores in fiscal 2014. We plan to open approximately 62 stores in fiscal 2014.
Comparable store sales increased 6.2% for the thirteen weeks ended May 3, 2014 compared to the thirteen weeks ended May 4, 2013. This increase resulted from an increase of approximately 5.5% in the number of transactions in our stores and an increase in the average dollar value of transactions of approximately 0.7%.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $87.1 million in the thirteen weeks ended May 3, 2014 from $65.4 million in the thirteen weeks ended May 4, 2013, an increase of $21.7 million, or 33.2%. The increase in cost of goods sold was primarily the result of an increase in the merchandise costs of goods resulting from the increase in net sales. Also contributing to the increase in cost of goods sold were an increase in store occupancy costs resulting from new store openings and an increase in distribution costs primarily due to the increase in net sales.
Gross profit increased to $38.9 million in the thirteen weeks ended May 3, 2014 from $30.2 million in the thirteen weeks ended May 4, 2013, an increase of $8.7 million, or 28.9%. Gross margin decreased to 30.9% for the thirteen weeks ended May 3, 2014 from 31.6% in the thirteen weeks ended May 4, 2013, a decrease of approximately 70 basis points. The decrease in gross margin was the result of an increase in buying expense due primarily to the incremental investment in merchandising talent.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $33.7 million in the thirteen weeks ended May 3, 2014 from $27.0 million in the thirteen weeks ended May 4, 2013, an increase of $6.6 million, or 24.6%. As a percentage of net sales, selling, general and administrative expenses decreased approximately 150 basis points to 26.7% in the thirteen weeks ended May 3, 2014 compared to 28.3% in the thirteen weeks ended May 4, 2013. The increase in selling, general and administrative expense was primarily the result of increases of $5.7 million in store-related expenses to support new store growth and $1.7 million of corporate-related expenses, partially offset by a decrease of $0.7 million in stock-based compensation expense driven by the decrease of expense related to the cancellation of certain stock options in exchange for the grant of restricted shares in March 2012. The remaining expense related to the cancellation of certain stock options in exchange for the grant of restricted shares from March 2012 was recognized during thirteen weeks ended May 3, 2014 and these shares have fully vested.
Interest Expense, Net
Interest expense, net decreased to $0.1 million in the thirteen weeks ended May 3, 2014 from $0.5 million of interest expense, net in the thirteen weeks ended May 4, 2013, a decrease of $0.4 million. The decrease in interest expense resulted mainly from the decrease in the outstanding balance of our Term Loan Facility (see -“Liquidity and Capital Resources-Term Loan Facility” below). In February 2014, we repaid the remaining principal balance outstanding under the Term Loan Facility of $19.5 million.
Loss on Debt Extinguishment
Loss on debt extinguishment was $0.2 million during the thirteen weeks ended May 3, 2014 and is due to the $19.5 million principal repayment on the $100.0 million Term Loan Facility in February 2014. As of May 3, 2014, there was no balance outstanding under the Term Loan Facility.
Income Tax Expense
Income tax expense increased to $1.9 million in the thirteen weeks ended May 3, 2014 from $1.1 million in the thirteen weeks ended May 4, 2013, an increase of $0.8 million, or approximately 68.4%. The increase in income tax expense was primarily the result of a $2.3 million increase in pre-tax income. Our effective tax rate for the thirteen weeks ended May 3, 2014 was 37.7% compared to 41.4% in the thirteen weeks ended May 4, 2013. Our effective tax rate for the thirteen weeks ended May 3, 2014 was lower than the comparable period as a result of changes in the mix of pretax income across state jurisdictions and changes in our operating entities as a result of the Restructuring (see -“Liquidity and Capital Resources-Overview” below).
Net Income
As a result of the foregoing, net income increased to $3.1 million in the thirteen weeks ended May 3, 2014 from $1.6 million in the thirteen weeks ended May 4, 2013, an increase of approximately $1.5 million, or 96.2%.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash flows from operations, historical equity financings and borrowings under our Revolving Credit Facility (defined in “-Line of Credit”). Our primary cash needs are for capital expenditures and working capital. During fiscal 2012, we entered into a Term Loan Facility (defined in “-Term Loan Facility”). We repaid the remaining principal balance outstanding under the Term Loan Facility during the thirteen weeks ended May 3, 2014. As of May 3, 2014, there was no balance outstanding under the Term Loan Facility.
Capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make capital expenditures of approximately $35 million in fiscal 2014, which we expect to fund from cash generated from operations. We expect to devote approximately $17 million of our capital expenditure budget in fiscal 2014 to construct and open new stores, with the remainder projected to be spent on corporate infrastructure, store relocations and remodels and our distribution centers.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility. We did not have any direct borrowings under our Revolving Credit Facility during the thirteen weeks ended May 3, 2014. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. Over the past three fiscal years, to the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter.
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
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net cash used in operating activities	$(4.1)	$(11.8)
Net cash used in investing activities	(10.2)	(8.1)
Net cash (used in) provided by financing activities	(18.1)	0.6
Net decrease during period in cash and cash equivalents (1)	$(32.4)	$(19.4)
(1) Components may not add to total due to rounding.

Cash Used in Operating Activities
Net cash used in operating activities for the thirteen weeks ended May 3, 2014 was $4.1 million, a decrease of $7.7 million compared to the thirteen weeks ended May 4, 2013. The decrease was primarily due to an increase in operating cash flows from store performance offset by an increase in income taxes paid of $4.0 million.
Cash Used in Investing Activities
Net cash used in investing activities for the thirteen weeks ended May 3, 2014 was $10.2 million, an increase of $2.1 million compared to the thirteen weeks ended May 4, 2013 related solely to capital expenditures. The increase in capital expenditures was primarily for our new store construction, corporate infrastructure and our distribution facilities.
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for the thirteen weeks ended May 3, 2014 was $18.1 million, an increase of $18.7 million compared to net cash provided by financing activities of $0.6 million in the thirteen weeks ended May 4, 2013. The increase in net cash used in financing activities was primarily the result of the $19.5 million principal repayment on the Term Loan Facility during the thirteen weeks ended May 3, 2014. As of May 3, 2014, there was no balance outstanding under the Term Loan Facility.
Term Loan Facility
On May 16, 2012, we entered into a $100.0 million Term Loan Facility with Goldman Sachs Bank USA as administrative agent for a syndicate of lenders (the “Term Loan Facility”). On June 12, 2013 in connection with the Restructuring, the Subsidiary acceded to the credit agreement and certain ancillary documents to the Company's Term Loan Facility as a guarantor of the Company's obligations thereunder. In February 2014, we repaid the remaining principal balance outstanding under the Term Loan Facility of $19.5 million. As of May 3, 2014, there was no balance outstanding under the Term Loan Facility.
All obligations under the Term Loan Facility were secured by substantially all of our assets and are guaranteed by the Subsidiary. The credit agreement for the Term Loan Facility also includes customary negative and affirmative covenants. We were in compliance with the financial covenant and other covenants applicable to us under the Term Loan Facility at each measurement period.
In connection with the Term Loan Facility, we incurred deferred financing costs of $2.7 million which were being amortized over the term of the Term Loan Facility. The amortization is included in interest expense, net, in the consolidated statements of operations. In connection with the $19.5 million principal repayment on the Term Loan Facility in February 2014, the remaining deferred financing costs of approximately $0.2 million were written off and included in loss on debt extinguishment in the consolidated statement of operations for the thirteen weeks ended May 3, 2014.
Line of Credit
On August 18, 2006, we entered into a loan and security agreement (the “Loan and Security Agreement”) that included a revolving line of credit with advances tied to a borrowing base. The Loan and Security Agreement has been amended and/or restated several times, the latest on June 12, 2013 (as amended and restated, the “Revolving Credit Facility”), generally to extend the maturity date, increase maximum borrowings, adjust the applicable interest rates, permit the formation and capitalization of subsidiaries, make the Subsidiary a party to the agreement as a guarantor of our obligations and modify certain definitions.
The Revolving Credit Facility allows maximum borrowings of $20.0 million with advances tied to a borrowing base and expires on the earliest to occur of (i) May 16, 2017 or (ii) upon the occurrence of an event of default. The Revolving Credit Facility may be increased to $30.0 million upon certain conditions. The Revolving Credit Facility includes a $5.0 million sub limit for the issuance of letters of credit. The borrowing base is 90% of eligible credit card receivables plus 90% of the net recovery percentage of eligible inventory less established reserves.
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
During the thirteen weeks ended May 3, 2014, the Company had no borrowings under the Revolving Credit Facility. As of May 3, 2014, the Company had approximately $20.0 million available on the line of credit.
All obligations under the Revolving Credit Facility are secured by substantially all of our assets and are guaranteed by the Subsidiary. As of May 3, 2014, we were in compliance with the covenants applicable to us under the Revolving Credit Facility.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in the Annual Report. We believe that there have been no significant changes to our critical accounting policies during the thirteen weeks ended May 3, 2014.
Contractual Obligations
Except as set forth below, there have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business.
From February 2, 2014 to May 3, 2014, we have entered into 23 new fully executed retail leases with an average term of 10 years and other lease modifications that have future minimum lease payments of approximately $37.5 million. In addition, as of May 3, 2014, there was no remaining balance outstanding under the Term Loan Facility due to the $19.5 million repayment in February 2014.
Off-Balance Sheet Arrangements
For the quarterly period ended May 3, 2014, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. We have a Revolving Credit Facility which includes a revolving line of credit with advances tied to a borrowing base, which bears interest at a variable rate. Because our Revolving Credit Facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates.
As of May 3, 2014, we had no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility provides for interest on borrowings, at the Company's option, at (a) a prime rate plus a margin of (i) 0.75% if excess availability is greater than or equal to 75%, (ii) 1.0% if excess availability is less than 75% but greater than or equal to 33% or (iii) 1.25% if excess availability is less than 33% or (b) a LIBOR-based rate plus a margin of (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. The Revolving Credit Facility further provides for a letter of credit fee equal to the LIBOR-based rate plus (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended May 3, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 1A. RISK FACTORS
Risk factors that affect our business and financial results are discussed in Part I, Item 1A "Risk Factors,” in our Annual Report. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchases of our common stock during the first fiscal quarter of 2014. The shares represent shares of our common stock that we have elected to repurchase due to a termination of employment prior to vesting. We do not consider this a share buyback program.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 2, 2014 through March 1, 2014	—	$—	—	$—
March 2, 2014 through April 5, 2014	87	11.42	—	—
April 6, 2014 through May 3, 2014	—	—	—	—
Total	87	$11.42	—	$—
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6.EXHIBITS
(a)Exhibits

No.	Description

10.1	Five Below, Inc. Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 10.30 of the Annual Report on Form 10-K filed with the Commission on March 26, 2014).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of May 3, 2014, February 1, 2014 and May 4, 2013; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended May 3, 2014 and May 4, 2013; (iii) the Unaudited Consolidated Statement of Shareholders’ Equity for the Thirteen Weeks Ended May 3, 2014; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 3, 2014 and May 4, 2013 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

†
Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE BELOW, INC.

Date: June 5, 2014	/s/ Thomas G. Vellios
Thomas G. Vellios
President and Chief Executive Officer (duly authorized officer and Principal Executive Officer)

Date: June 5, 2014	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of May 3, 2014, February 1, 2014 and May 4, 2013; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended May 3, 2014 and May 4, 2013; (iii) the Unaudited Consolidated Statement of Shareholders’ Equity for the Thirteen Weeks Ended May 3, 2014; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 3, 2014 and May 4, 2013 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

†
Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.