Form 10-Q
period 2014-08-02
FIVE BELOW, INC
filed 2014-09-11
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2014.
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 10, 2014 was 54,303,812

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	August 2, 2014	February 1, 2014	August 3, 2013
Assets
Current assets:
Cash and cash equivalents	$25,550	$50,184	$21,088
Inventories	106,749	89,377	83,470
Prepaid income taxes	2,247	1,497	837
Deferred income taxes	5,145	4,586	1,807
Prepaid expenses and other current assets	19,913	15,255	14,182
Total current assets	159,604	160,899	121,384
Property and equipment, net of accumulated depreciation and amortization of $51,685, $43,997, and $37,717, respectively	82,902	70,381	65,555
Deferred income taxes	1,281	232	—
Other assets	293	542	601
	$244,080	$232,054	$187,540

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Current portion of note payable	—	19,500	—
Accounts payable	46,529	34,013	32,174
Income taxes payable	1,748	6,007	1,910
Accrued salaries and wages	3,364	2,672	2,044
Other accrued expenses	19,279	17,550	14,402
Total current liabilities	70,920	79,742	50,530
Note payable	—	—	19,500
Deferred rent and other	40,442	35,439	33,894
Deferred income taxes	—	—	1,645
Total liabilities	111,362	115,181	105,569
Commitments and contingencies (note 4)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 54,300,398, 54,190,724 and 54,039,838 shares, respectively.	543	542	540
Additional paid-in capital	289,066	284,622	276,225
Accumulated deficit	(156,891)	(168,291)	(194,794)
Total shareholders’ equity	132,718	116,873	81,971
	$244,080	$232,054	$187,540
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$152,479	$117,087	$278,483	$212,691
Cost of goods sold	101,574	77,687	188,643	143,078
Gross profit	50,905	39,400	89,840	69,613
Selling, general and administrative expenses	37,570	32,214	71,243	59,238
Operating income	13,335	7,186	18,597	10,375
Interest expense, net	10	391	82	902
Loss on debt extinguishment	—	266	244	266
Income before income taxes	13,325	6,529	18,271	9,207
Income tax expense	5,005	2,460	6,871	3,568
Net income	8,320	4,069	11,400	5,639
Net income attributable to participating securities	—	(52)	(38)	(91)
Net income attributable to common shareholders	$8,320	$4,017	$11,362	$5,548
Basic income per common share	$0.15	$0.08	$0.21	$0.10
Diluted income per common share	$0.15	$0.07	$0.21	$0.10
Weighted average shares outstanding:
Basic shares	54,280,336	53,334,551	54,072,660	53,138,198
Diluted shares	54,669,600	53,804,539	54,481,540	53,601,459
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Shareholders’ Equity
	Common stock		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity

	Shares	Amount
Balance, February 1, 2014	54,190,724	$542	$284,622	$(168,291)	$116,873
Stock-based compensation expense	2,123	—	2,436	—	2,436
Exercise of options to purchase common stock	105,306	1	706	—	707
Vesting of restricted shares	—	—	61	—	61
Repurchase of unvested restricted shares related to stock option exercises	(87)	—	—	—	—
Excess tax benefit related to exercises of stock options	—	—	1,136	—	1,136
Issuance of common stock to employees under employee stock purchase plan	2,332		105		105
Net income	—	—	—	11,400	11,400
Balance, August 2, 2014	54,300,398	$543	$289,066	$(156,891)	$132,718
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013
Operating activities:
Net income	$11,400	$5,639
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,042	6,187
Loss on debt extinguishment	244	266
Loss on disposal of property and equipment	28	384
Amortization of deferred financing costs	12	130
Stock-based compensation expense	2,441	4,825
Deferred income taxes	(1,608)	(417)
Changes in operating assets and liabilities:
Prepaid income taxes	(750)	(801)
Inventories	(17,372)	(22,639)
Prepaid expenses and other assets	(4,665)	(2,764)
Accounts payable	11,836	3,426
Income taxes payable	(4,259)	(5,173)
Accrued salaries and wages	692	(2,160)
Deferred rent	5,025	5,803
Other accrued expenses	1,553	1,604
Net cash provided by (used in) operating activities	12,619	(5,690)
Investing activities:
Capital expenditures	(19,700)	(15,140)
Net cash used in investing activities	(19,700)	(15,140)
Financing activities:
Repayment of note payable under Term Loan Facility	(19,500)	(15,000)
Cash paid for debt financing costs	—	(40)
Net proceeds from issuance of common stock	105	81
Proceeds from exercise of options to purchase common stock	707	209
Repurchase of unvested restricted shares related to stock option exercises	(1)	(3)
Excess tax benefit related to exercises of stock options	1,136	590
Net cash used in financing activities	(17,553)	(14,163)
Net decrease in cash and cash equivalents	(24,634)	(34,993)
Cash and cash equivalents at beginning of period	50,184	56,081
Cash and cash equivalents at end of period	$25,550	$21,088

Supplemental disclosures of cash flow information:
Interest paid	$97	$858
Income taxes paid	$12,393	$9,367
Non-cash investing activities
(Decrease) increase in accrued purchases of property and equipment	$(891)	$2,054
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of August 2, 2014, operated in Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, and Tennessee. As of August 2, 2014 and August 3, 2013, the Company operated 353 stores and 276 stores, respectively, each operating under the name “Five Below.”
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
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2014" or "fiscal 2014" refer to the period from February 2, 2014 to January 31, 2015 and consists of a 52-week fiscal year. References to “fiscal year 2013” or “fiscal 2013” refer to the period from February 3, 2013 to February 1, 2014 and consists of a 52-week fiscal year. References to “fiscal year 2012” or “fiscal 2012” refer to the period from January 29, 2012 to February 2, 2013 and consists of a 53-week fiscal year. The fiscal quarters ended August 2, 2014 and August 3, 2013 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended August 2, 2014 and August 3, 2013 refer to the twenty-six weeks ended as of those dates.
(c) Basis of Presentation
The consolidated balance sheets as of August 2, 2014 and August 3, 2013, the consolidated statements of operations for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013, the consolidated statement of shareholders’ equity for the twenty-six weeks ended August 2, 2014 and the consolidated statements of cash flows for the twenty-six weeks ended August 2, 2014 and August 3, 2013 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended August 2, 2014 and August 3, 2013. The balance sheet as of February 1, 2014, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2013 as filed with the Securities and Exchange Commission on March 26, 2014 and referred to herein as the “Annual Report,” but does not include all disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended February 1, 2014 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013 are not necessarily indicative of the consolidated operating results for the year ending January 31, 2015 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.
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
The Company’s financial instruments consist primarily of cash equivalents, accounts payable, and borrowings, if any, under a line of credit. The Company believes that: (1) the carrying value of cash equivalents and accounts payable are representative of their respective fair value due to the short-term nature of these instruments; and (2) the carrying value of the borrowings, if any, under the line of credit approximates fair value because the line of credit’s interest rates vary with market interest rates. The Company considers the inputs utilized to determine the fair value of any of the borrowings under the line of credit to be Level 2 inputs. As of August 2, 2014, February 1, 2014, and August 3, 2013, the Company had cash equivalents of $4.3 million, $2.3 million and $3.2 million, respectively. The Company’s cash equivalents consist of credit card receivables and fair value was determined based on Level 1 inputs.
(f) Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued an accounting standards update that clarifies the principles for recognizing revenue from contracts with customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016. The update allows for a “full retrospective” adoption, meaning the update is applied to all periods presented, or a “modified retrospective” adoption, meaning the update is applied only to the most current period presented in the financial statements. Early adoption is not permitted. The Company is currently evaluating the impact that the update will have on its financial position, results of operations, cash flows and financial statement disclosures.

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
The two-class method is used to calculate basic and diluted income per common share for the applicable periods since certain of the Company's restricted stock are participating securities under ASC 260 Earnings per share. The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, basic income per common share is computed by dividing net income attributable to common shares after allocation of income to participating securities by the weighted-average number of common shares outstanding during the year. Diluted income per common share is computed using the more dilutive of the two-class method or the if-converted method. In periods of net loss, no effect is given to participating securities since they do not contractually participate in the losses of the Company.

The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Numerator:
Net income	$8,320	$4,069	$11,400	$5,639
Net income attributable to participating securities	—	(52)	(38)	(91)
Net income attributable to common shareholders	$8,320	$4,017	$11,362	$5,548
Denominator:
Weighted average common shares outstanding - basic	54,280,336	53,334,551	54,072,660	53,138,198
Dilutive impact of options and employee stock purchase plan	389,264	469,988	408,880	463,261
Weighted average common shares outstanding - diluted	54,669,600	53,804,539	54,481,540	53,601,459
Per common share:
Basic income per common share	$0.15	$0.08	$0.21	$0.10
Diluted income per common share	$0.15	$0.07	$0.21	$0.10

For the twenty-six weeks ended August 2, 2014, $38.0 thousand of net income was attributable to participating securities, as the two-class method was more dilutive, and the remainder was attributable to common shareholders.
For the thirteen and twenty-six weeks ended August 3, 2013, $52.0 thousand and $91.0 thousand, respectively, of net income was attributable to participating securities, as the two-class method was more dilutive, and the remainder was attributable to common shareholders.
The effects of the assumed exercise of stock options for 555,081 and 581,127 shares of common stock for the thirteen and twenty-six weeks ended August 2, 2014, respectively, were excluded from the calculation of diluted net income per share as their impact would have been anti-dilutive.
The effects of the assumed exercise of stock options for 376,040 and 245,996 shares of common stock for the thirteen and twenty-six weeks ended August 3, 2013, respectively, were excluded from the calculation of diluted net income per share as their impact would have been anti-dilutive.
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
As of August 2, 2014, the Company had no borrowings under the Revolving Credit Facility and had approximately $20.0 million available on the line of credit.
All obligations under the Revolving Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the Subsidiary. As of August 2, 2014, the Company was in compliance with the covenants applicable to it under the Revolving Credit Facility.

(4)	Commitments and Contingencies
During the thirteen weeks ended August 2, 2014, the Company committed to 16 new store leases with terms of 10 years that have future minimum lease payments of approximately $27.4 million.
During the thirteen weeks ended August 2, 2014, the Company signed a lease for a new distribution center in Oldmans Township, New Jersey to support the Company's anticipated growth, which the Company expects to be fully operational during the fiscal year ended January 30, 2016. The Company will initially occupy approximately 700,000 square feet and will expand to approximately one million square feet.  The lease agreement expires in 2025 with options to renew for three successive five-year periods with future minimum lease payments of approximately $44.6 million.
From August 3, 2014 to September 11, 2014, the Company committed to 5 new store leases with terms of 10 years that have future minimum lease payments of approximately $7.8 million.
The Company has employment agreements with certain key employees that provide for, among other things, salary, bonus, severance, and change-in-control provisions. The severance and change of control provisions under these agreements provide for additional payments upon employee separation of up to approximately $5.7 million.
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial condition or results of operations.
As of August 2, 2014, the Company has other purchase commitments of approximately $0.4 million consisting of purchase agreements for materials that will be used in the construction of new stores.

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
In connection with the cancellation and grant, the Company recorded total compensation expense of $17.4 million including $5.3 million which was recorded on the date of the modification and the remainder, which was recorded on a straight-line basis over the two-year vesting period. The remaining expense and vesting related to the cancellation and grant was recognized during the first quarter of 2014.

(6)	Share-Based Compensation
Equity Incentive Plan
Effective July 26, 2002, the Company adopted the 2002 Equity Incentive Plan (the “Plan”) pursuant to which the Company’s board of directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7,600,000 shares under the Plan. As of August 2, 2014, 4,331,622 stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s board of directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity under the Plan was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance as of February 1, 2014	1,304,620	$20.90	8.5
Granted	219,631	30.21
Forfeited	(113,196)	32.73
Cancelled	(20,000)	39.41
Exercised	(105,306)	6.72
Balance as of August 2, 2014	1,285,749	22.32	8.3
Exercisable as of August 2, 2014	372,036	$9.15	7.4

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013
Expected volatility	47.0%	50.0%
Risk-free interest rate	1.9%	1.5%
Expected life of options	6.4 years	6.3 years
Expected dividend yield	—%	—%
The Company uses the simplified method to estimate the expected term of the option. The expected volatility incorporates historical and implied volatility of similar entities whose share prices are publicly available. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The per-share weighted average grant-date fair value of stock options granted to employees, including outside directors, for the twenty-six weeks ended August 2, 2014 and August 3, 2013 was $17.74 and $18.62, respectively.

Restricted Stock Units and Performance-Based Restricted Stock Units
All restricted stock units ("RSU") and performance-based restricted stock units ("PSU") vest in accordance with vesting conditions set by the compensation committee of the Company’s board of directors. RSU's granted to date have vesting periods ranging from less than one year to five years from the date of grant. PSU's granted to date vest 100% at the end of a cumulative three year performance period, subject to satisfaction of the applicable performance goals established for the respective grant. The Company periodically assesses the probability of achievement of the performance criteria and adjusts the amount of compensation expense accordingly. Compensation is recognized over the vesting period and adjusted for the probability of achievement of the performance criteria.
RSU and PSU activity during the twenty-six weeks ended August 2, 2014 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Balance as of February 1, 2014	—	$—	—	$—
Granted	162,222	35.93	84,094	35.88
Vested	—	—	—	—
Forfeited	—	—	(3,874)	38.71
Balance as of August 2, 2014	162,222	$35.93	80,220	$35.74

As of August 2, 2014, there was $19.1 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average vesting period of 3.1 years.

(7)	Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Income before income taxes	$13,325	$6,529	$18,271	$9,207
Income tax expense	$5,005	$2,460	$6,871	$3,568
Effective tax rate	37.6%	37.7%	37.6%	38.8%
The effective tax rates for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen and twenty-six weeks ended August 2, 2014 is being impacted by changes in the mix of projected pretax income across state jurisdictions and the Company's operating entities as a result of the Restructuring.
The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s balance sheets as of August 2, 2014, February 1, 2014, or August 3, 2013 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen weeks and twenty-six weeks ended August 2, 2014 or August 3, 2013.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial and Other Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended February 1, 2014 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen and twenty-six weeks ended August 2, 2014 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2014" or "fiscal 2014" refer to the period from February 2, 2014 to January 31, 2015 and consists of a 52-week fiscal year. References to “fiscal year 2013” or “fiscal 2013” refer to the period from February 3, 2013 to February 1, 2014 and consists of a 52-week fiscal year. References to “fiscal year 2012” or “fiscal 2012” refer to the period from January 29, 2012 to February 2, 2013 and consists of a 53-week fiscal year. The fiscal quarters ended August 2, 2014 and August 3, 2013 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended August 2, 2014 and August 3, 2013 refer to the twenty-six weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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
Overview
Five Below is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the teen and pre-teen customer. We offer a dynamic, edited assortment of exciting products, all priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of August 2, 2014, we operated 353 stores in 20 states.
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
In July 2014, we signed a lease for a new distribution center in Oldmans Township, New Jersey to support our anticipated growth, which we expect to be fully operational during the fiscal year ended January 30, 2016. We will initially occupy approximately 700,000 square feet and will expand to approximately one million square feet. Delays in opening this new distribution center could adversely affect our future operations by slowing store growth, which could in turn reduce sales growth. In addition, any distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as: shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of this new distribution center, planned for the fiscal year ended January 30, 2016, could differ significantly from initial expectations due to construction-related or other reasons. In addition, the timing and amount of investments in our infrastructure and systems could affect the comparability of our results of operations in future periods.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(in millions, except total stores)
Consolidated Statements of Operations Data (1):
Net sales	$152.5	$117.1	$278.5	$212.7
Cost of goods sold	101.6	77.7	188.6	143.1
Gross profit	50.9	39.4	89.8	69.6
Selling, general and administrative expenses	37.6	32.2	71.2	59.2
Operating income	13.3	7.2	18.6	10.4
Interest expense, net	—	0.4	0.1	0.9
Loss on debt extinguishment	—	0.3	0.2	0.3
Income before income taxes	13.3	6.5	18.3	9.2
Income tax expense	5.0	2.5	6.9	3.6
Net income	$8.3	$4.1	$11.4	$5.6
Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.6	66.3	67.7	67.3
Gross profit	33.4	33.7	32.3	32.7
Selling, general and administrative expenses	24.6	27.5	25.6	27.9
Operating income	8.7	6.1	6.7	4.9
Interest expense, net	—	0.3	—	0.4
Loss on debt extinguishment	—	0.2	0.1	0.1
Income before income taxes	8.7	5.6	6.6	4.3
Income tax expense	3.3	2.1	2.5	1.7
Net income	5.5%	3.5%	4.1%	2.7%
Operational Data:
Total stores at end of period	353	276	353	276
Comparable stores sales growth	3.2%	6.6%	4.6%	5.4%
Average net sales per store (2)	$0.4	$0.4	$0.8	$0.8

(1)	Components may not add to total due to rounding.

(2)	Only includes stores open during the full thirteen weeks ended and twenty-six weeks ended presented periods.
Thirteen Weeks Ended August 2, 2014 Compared to the Thirteen Weeks Ended August 3, 2013
Net Sales
Net sales increased to $152.5 million in the thirteen weeks ended August 2, 2014 from $117.1 million in the thirteen weeks ended August 3, 2013, an increase of $35.4 million, or 30.2%. The increase was the result of a non-comparable store sales increase of $32.1 million and a comparable store sales increase of $3.3 million. The increase in non-comparable store sales was primarily driven by new stores in fiscal 2014 and the number of stores that opened in fiscal 2013 but have not been open for 15 full months. We plan to open approximately 62 stores in fiscal 2014.
Comparable store sales increased 3.2% for the thirteen weeks ended August 2, 2014 compared to the thirteen weeks ended August 3, 2013. This increase resulted from an increase of approximately 2.4% in the number of transactions in our stores and an increase in the average dollar value of transactions of approximately 0.8%.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $101.6 million in the thirteen weeks ended August 2, 2014 from $77.7 million in the thirteen weeks ended August 3, 2013, an increase of $23.9 million, or 30.7%. The increase in cost of goods sold was primarily the result of an increase in the merchandise costs of goods resulting from the increase in net sales. Also contributing to the increase in cost of goods sold were an increase in store occupancy costs resulting from new store openings and an increase in distribution costs primarily due to the increase in net sales.
Gross profit increased to $50.9 million in the thirteen weeks ended August 2, 2014 from $39.4 million in the thirteen weeks ended August 3, 2013, an increase of $11.5 million, or 29.2%. Gross margin decreased to 33.4% for the thirteen weeks ended August 2, 2014 from 33.7% in the thirteen weeks ended August 3, 2013, a decrease of approximately 30 basis points. The decrease in gross margin was primarily driven by occupancy costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $37.6 million in the thirteen weeks ended August 2, 2014 from $32.2 million in the thirteen weeks ended August 3, 2013, an increase of $5.4 million, or 16.6%. As a percentage of net sales, SG&A expenses decreased approximately 290 basis points to 24.6% in the thirteen weeks ended August 2, 2014 compared to 27.5% in the thirteen weeks ended August 3, 2013. The increase in SG&A expense was primarily the result of increases of $5.8 million in store-related expenses to support new store growth and $1.9 million of corporate-related expenses, partially offset by a decrease of $1.3 million in stock-based compensation expense and $1.0 million of fees related to our secondary public offering that was incurred during the thirteen weeks ended August 3, 2013. The decrease in stock-based compensation was driven by the decrease of expense related to the cancellation of certain stock options in exchange for the grant of restricted shares in March 2012. The remaining expense and vesting related to the cancellation of certain stock options in exchange for the grant of restricted shares from March 2012 was recognized during the first quarter of fiscal 2014.
Income Tax Expense
Income tax expense increased to $5.0 million in the thirteen weeks ended August 2, 2014 from $2.5 million in the thirteen weeks ended August 3, 2013, an increase of $2.5 million, or approximately 103.5%. The increase in income tax expense was primarily the result of a $6.8 million increase in pre-tax income. Our effective tax rate for the thirteen weeks ended August 2, 2014 was 37.6% compared to 37.7% in the thirteen weeks ended August 3, 2013.
Net Income
As a result of the foregoing, net income increased to $8.3 million in the thirteen weeks ended August 2, 2014 from $4.1 million in the thirteen weeks ended August 3, 2013, an increase of approximately $4.3 million, or 104.5%.
Twenty-Six Weeks Ended August 2, 2014 Compared to the Twenty-Six Weeks Ended August 3, 2013
Net Sales
Net sales increased to $278.5 million in the twenty-six weeks ended August 2, 2014 from $212.7 million in the twenty-six weeks ended August 3, 2013, an increase of $65.8 million, or 30.9%. The increase was the result of a non-comparable store sales increase of $56.8 million and a comparable store sales increase of $9.0 million. The increase in non-comparable store sales was primarily driven by the number of stores that opened in fiscal 2013 but have not been open for 15 full months and new stores in fiscal 2014. We plan to open approximately 62 stores in fiscal 2014.
Comparable store sales increased 4.6% for the twenty-six weeks ended August 2, 2014 compared to the twenty-six weeks ended August 3, 2013. This increase resulted from an increase of approximately 3.8% in the number of transactions in our stores and an increase in the average dollar value of transactions of approximately 0.8%.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $188.6 million in the twenty-six weeks ended August 2, 2014 from $143.1 million in the twenty-six weeks ended August 3, 2013, an increase of $45.6 million, or 31.8%. The increase in cost of goods sold was primarily the result of an increase in the merchandise costs of goods resulting from the increase in net sales. Also contributing to the increase in cost of goods sold were an increase in store occupancy costs resulting from new store openings and an increase in distribution costs primarily due to the increase in net sales.

Gross profit increased to $89.8 million in the twenty-six weeks ended August 2, 2014 from $69.6 million in the twenty-six weeks ended August 3, 2013, an increase of $20.2 million, or 29.1%. Gross margin decreased to 32.3% for the twenty-six weeks ended August 2, 2014 from 32.7% in the twenty-six weeks ended August 3, 2013, a decrease of approximately 50 basis points. The decrease in gross margin was the result of an increase in buying expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $71.2 million in the twenty-six weeks ended August 2, 2014 from $59.2 million in the twenty-six weeks ended August 3, 2013, an increase of $12.0 million, or 20.3%. As a percentage of net sales, SG&A expenses decreased approximately 230 basis points to 25.6% in the twenty-six weeks ended August 2, 2014 compared to 27.9% in the twenty-six weeks ended August 3, 2013. The increase in SG&A expense was primarily the result of increases of $11.4 million in store-related expenses to support new store growth and $3.6 million of corporate-related expenses, partially offset by a decrease of $2.0 million in stock-based compensation expense and $1.0 million of fees related to our secondary public offering that was incurred during the twenty-six weeks ended August 3, 2013. The decrease in stock-based compensation was driven by the decrease of expense related to the cancellation of certain stock options in exchange for the grant of restricted shares in March 2012. The remaining expense and vesting related to the cancellation of certain stock options in exchange for the grant of restricted shares from March 2012 was recognized during the first quarter of fiscal 2014.
Interest Expense, Net
Interest expense, net decreased to $0.1 million in the twenty-six weeks ended August 2, 2014 from $0.9 million of interest expense, net in the twenty-six weeks ended August 3, 2013, a decrease of $0.8 million. The decrease in interest expense resulted mainly from the decrease in the outstanding balance of our Term Loan Facility (see -“Liquidity and Capital Resources-Term Loan Facility” below). In February 2014, we repaid the remaining principal balance outstanding under the Term Loan Facility of $19.5 million.
Loss on Debt Extinguishment
Loss on debt extinguishment was $0.2 million during the twenty-six weeks ended August 2, 2014 and is due to the $19.5 million repayment of the remaining principal balance outstanding on the $100.0 million Term Loan Facility in February 2014.
Income Tax Expense
Income tax expense increased to $6.9 million in the twenty-six weeks ended August 2, 2014 from $3.6 million in the twenty-six weeks ended August 3, 2013, an increase of $3.3 million, or approximately 92.6%. The increase in income tax expense was primarily the result of a $9.1 million increase in pre-tax income. Our effective tax rate for the twenty-six weeks ended August 2, 2014 was 37.6% compared to 38.8% in the twenty-six weeks ended August 3, 2013. Our effective tax rate for the twenty-six weeks ended August 2, 2014 was lower than the twenty-six weeks ended August 3, 2013 as a result of changes in the mix of pretax income across state jurisdictions and changes in our operating entities as a result of the Restructuring (see -“Liquidity and Capital Resources-Overview” below).
Net Income
As a result of the foregoing, net income increased to $11.4 million in the twenty-six weeks ended August 2, 2014 from $5.6 million in the twenty-six weeks ended August 3, 2013, an increase of approximately $5.8 million, or 102.2%.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash flows from operations, historical equity financings and borrowings under our Revolving Credit Facility (defined in “-Line of Credit”). Our primary cash needs are for capital expenditures and working capital. During fiscal 2012, we entered into a Term Loan Facility (defined in “-Term Loan Facility”). We repaid the remaining principal balance outstanding under the Term Loan Facility in February 2014.
Capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make capital expenditures of approximately $36 million in fiscal 2014, which we expect to fund from cash generated from operations. We expect to devote approximately $17 million of our capital expenditure budget in fiscal 2014 to construct and open new stores, with the remainder projected to be spent on corporate infrastructure, store relocations and remodels, and our distribution centers including the new distribution center in Oldmans Township, New Jersey.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility. We did not have any direct borrowings under our Revolving Credit Facility during the twenty-six weeks ended August 2, 2014. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter.
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
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013
Net cash provided by (used in) operating activities	$12.6	$(5.7)
Net cash used in investing activities	(19.7)	(15.1)
Net cash used in financing activities	(17.6)	(14.2)
Net decrease during period in cash and cash equivalents (1)	$(24.7)	$(35.0)
(1) Components may not add to total due to rounding.

Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities for the twenty-six weeks ended August 2, 2014 was $12.6 million, an increase of $18.3 million compared to the cash used in operating activities during twenty-six weeks ended August 3, 2013. The increase was primarily due to an increase in operating cash flows from store performance offset by an increase in income taxes paid of $3.0 million.
Cash Used in Investing Activities
Net cash used in investing activities for the twenty-six weeks ended August 2, 2014 was $19.7 million, an increase of $4.6 million compared to the twenty-six weeks ended August 3, 2013 related solely to capital expenditures. The increase in capital expenditures was primarily for our new store construction, corporate infrastructure and our distribution facilities.
Cash Used in Financing Activities
Net cash used in financing activities for the twenty-six weeks ended August 2, 2014 was $17.6 million, an increase of $3.4 million compared to net cash used in financing activities of $14.2 million in the twenty-six weeks ended August 3, 2013. The increase in net cash used in financing activities was primarily the result of the $19.5 million principal repayment on the Term Loan Facility during the twenty-six weeks ended August 2, 2014 compared to the $15.0 million principal repayment on the Term Loan Facility during the twenty-six weeks ended August 3, 2013. As of August 2, 2014, there was no balance outstanding under the Term Loan Facility.
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
As of August 2, 2014, the Company had no borrowings under the Revolving Credit Facility and had approximately $20.0 million available on the line of credit.
All obligations under the Revolving Credit Facility are secured by substantially all of our assets and are guaranteed by the Subsidiary. As of August 2, 2014, we were in compliance with the covenants applicable to us under the Revolving Credit Facility.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in the Annual Report. We believe that there have been no significant changes to our critical accounting policies during the twenty-six weeks ended August 2, 2014.
Contractual Obligations
Except as set forth below, there have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business.
From February 2, 2014 to August 2, 2014, we have entered into 39 new fully executed retail leases with an average term of 10 years and other lease modifications that have future minimum lease payments of approximately $64.9 million. We also signed a lease for a new distribution center in Oldmans Township, New Jersey that expires in 2025 with options to renew for three successive five-year periods with future minimum lease payments of approximately $44.6 million.
In addition, as of August 2, 2014, there was no remaining balance outstanding under the Term Loan Facility due to the $19.5 million repayment in February 2014.
Off-Balance Sheet Arrangements
For the quarterly period ended August 2, 2014, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of August 2, 2014, we had no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility provides for interest on borrowings, at the Company's option, at (a) a prime rate plus a margin of (i) 0.75% if excess availability is greater than or equal to 75%, (ii) 1.0% if excess availability is less than 75% but greater than or equal to 33% or (iii) 1.25% if excess availability is less than 33% or (b) a LIBOR-based rate plus a margin of (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. The Revolving Credit Facility further provides for a letter of credit fee equal to the LIBOR-based rate plus (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended August 2, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6.EXHIBITS
(a)Exhibits

No.	Description

10.1
Employment Letter and Non-Disclosure Agreement, each dated June 8, 2014, by and between Joel D. Anderson and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on June 12, 2014).

10.2
Employment Letter and Non-Disclosure Agreement, each dated May 21, 2014, by and between Eric M. Specter and Five Below, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Commission on June 12, 2014).

10.3	Form of Non-Qualified Stock Option Agreement for Executives (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on June 30, 2014).

10.4	Form of Non-Qualified Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Commission on June 30, 2014).

10.5	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Commission on June 30, 2014).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of August 2, 2014, February 1, 2014 and August 3, 2013; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended and Twenty-Six Weeks Ended August 2, 2014 and August 3, 2013; (iii) the Unaudited Consolidated Statement of Shareholders’ Equity for the and Twenty-Six Weeks Ended August 2, 2014; (iv) the Unaudited Consolidated Statements of Cash Flows for the and Twenty-Six Weeks Ended August 2, 2014 and August 3, 2013 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

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

FIVE BELOW, INC.

Date: September 11, 2014	/s/ Thomas G. Vellios
Thomas G. Vellios
Chief Executive Officer (duly authorized officer and Principal Executive Officer)

Date: September 11, 2014	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of August 2, 2014, February 1, 2014 and August 3, 2013; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended and Twenty-Six Weeks Ended August 2, 2014 and August 3, 2013; (iii) the Unaudited Consolidated Statement of Shareholders’ Equity for the and Twenty-Six Weeks Ended August 2, 2014; (iv) the Unaudited Consolidated Statements of Cash Flows for the and Twenty-Six Weeks Ended August 2, 2014 and August 3, 2013 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

†
Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.