Form 10-K
period 2015-01-31
FIVE BELOW, INC
filed 2015-03-26
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015

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
Large Accelerated Filer ☑    Accelerated Filer    ☐    Non-Accelerated Filer        ☐    Smaller Reporting Company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑
As of August 1, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common stock (based upon the last reported sales price on The NASDAQ Global Select Market) held by non-affiliates of the registrant was approximately $1,657,136,309.
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 25, 2015 was 54,421,296.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on June 18, 2015 (hereinafter referred to as the “Proxy Statement”) are incorporated by reference into Part III of this report.

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

The forward-looking statements contained in this Annual Report reflect our views as of the date of this report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described below, in Part I, Item 1A “Risk Factors,” and in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:
•failure to successfully implement our growth strategy;
•disruptions in our ability to select, obtain, distribute and market merchandise profitably;
•increased competition from online retailers due to our lack of online sales;

•	extreme weather conditions in the areas in which our stores are located could negatively affect our business and results of operations;
•inability to successfully expand our distribution network capacity;
•disruptions to our distribution network or the timely receipt of inventory;

•	failure to secure customers’ confidential or credit card information, or other private data relating to our employees or our company;
•inability to attract and retain qualified employees;
•inability to increase sales and improve the efficiencies, costs and effectiveness of our operations;

•	dependence on our executive officers and other key personnel or inability to hire additional qualified personnel;
•inability to successfully manage our inventory balances and inventory shrinkage;
•our lease obligations;

•	changes in our competitive environment, including increased competition from other retailers and the presence of online retailers;
•increasing costs due to inflation, increased operating costs or energy prices;
•the seasonality of our business;
•disruptions to our information technology systems in the ordinary course or as a result of system upgrades;
•failure to maintain adequate internal controls;
•complications with the design or implementation of the new enterprise resource system;
•natural disasters, unusual weather conditions, pandemic outbreaks, global political events, war and terrorism;
•current economic conditions and other economic factors;
•the impact of governmental laws and regulations;
•the costs and consequences of legal proceedings;
•inability to protect our brand name, trademarks and other intellectual property rights;
•the impact of product and food safety claims and effects of legislation;
•increased costs as a result of being a public company;
•inability to obtain additional financing, if needed; and
•restrictions imposed by our indebtedness on our current and future operations.
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

PART I

ITEM 1. BUSINESS
General
Five Below, Inc. was incorporated in Pennsylvania in January 2002. Our principal executive office is located at 1818 Market Street, Suite 2000, Philadelphia, PA 19103 and our telephone number is (215) 546-7909. Our corporate website address is www.fivebelow.com. The information contained on, or accessible through, our corporate website does not constitute part of this Annual Report. As used herein, “Five Below,” the “Company,” “we,” “us,” “our” or “our business” refers to Five Below, Inc. (collectively with its wholly owned subsidiary), except as expressly indicated or unless the context otherwise requires.
We purchase products in reaction to existing marketplace trends and, hence, refer to our products as “trend-right.” We use the term “dynamic” merchandise to refer to the broad range and frequently changing nature of the products we display in our stores. We use the term “power” shopping center to refer to an unenclosed shopping center with 250,000 to 750,000 square feet of gross leasable area that contains three or more “big box” retailers (large retailers with floor space over 50,000 square feet) and various smaller retailers with a common parking area shared by the retailers. We use the term “lifestyle” shopping center to refer to a shopping center or commercial development that is often located in suburban areas and combines the traditional retail functions of a shopping mall with leisure amenities oriented towards upscale consumers. We use the term “community” shopping center to refer to a shopping area designed to serve a trade area of 40,000 to 150,000 people where the lead tenant is a variety discount, junior department store and/or supermarket. We use the term “trade area” to refer to the geographic area from which the majority of a given retailer's customers come from. Trade areas vary by market based on geographic size, population density, demographics and proximity to alternative shopping opportunities.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to “fiscal year 2015” or “fiscal 2015” refer to the period from February 1, 2015 to January 30, 2016, which consists of a 52-week fiscal year. References to “fiscal year 2014” or “fiscal 2014” refer to the period from February 2, 2014 to January 31, 2015, which consists of a 52-week fiscal year. References to “fiscal year 2013” or “fiscal 2013” refer to the period from February 3, 2013 to February 1, 2014, which consists of a 52-week fiscal year. References to “fiscal year 2012” or “fiscal 2012” refer to the period from January 29, 2012 to February 2, 2013, which consists of a 53-week fiscal year. References to 2015, 2014, 2013, and 2012 are to our fiscal years unless otherwise specified.
Our Company
Five Below is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the teen and pre-teen customer. We offer a dynamic, edited assortment of exciting products, all priced at $5 and below, including select brands and licensed merchandise across a number of our category worlds: Style, Room, Sports, Tech, Crafts, Party, Candy and Now. We believe we are transforming the shopping experience of our target demographic with a unique merchandising strategy and high-energy retail concept that our customers consider fun and exciting. Based on management’s experience and industry knowledge, we believe our compelling value proposition and the dynamic nature of our merchandise offering have fostered universal appeal to teens and pre-teens, as well as customers across a variety of age groups beyond our target demographic.
We opened the first Five Below store in the greater Philadelphia area in 2002 and, since then, have been expanding across the Northeast, South and Midwest regions of the United States of America. As of January 31, 2015, we operated a total of 366 locations across 21 states. Our new store model assumes a store size of approximately 7,500 square feet and is typically located within power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets. We opened 62 new stores in fiscal 2014 and plan to open approximately 70 new stores in fiscal 2015. We believe that we have the opportunity to grow our store base to more than 2,000 locations over time.
We believe that our business model has resulted in strong financial performance irrespective of the economic environment:

•	We have achieved positive comparable store sales during each of the last 35 fiscal quarters.

•	Our comparable store sales increased by 3.4% in fiscal 2014, 4.0% in fiscal 2013, and 7.1% in fiscal 2012.

•	We expanded our store base from 244 stores at the end of fiscal year 2012 to 366 stores at the end of fiscal year 2014, representing a compounded annual growth rate of 22.5%.

•
Between fiscal 2012 and 2014, our net sales increased from $418.8 million to $680.2 million, representing a compounded annual growth rate of 27.4%. Over the same period, our operating income increased from $37.7 million to $77.0 million, representing a compounded annual growth rate of 43.0%.

Our Competitive Strengths
We believe the following strengths differentiate Five Below from competitors and are the key drivers of our success:

•
Unique Focus on the Teen and Pre-Teen Customer.    We target an attractive customer segment of teens and pre-teens with trend-right merchandise at differentiated price points of $5 and below. We have built our concept to appeal to this customer base, which we believe to be economically influential and resilient based on our industry knowledge and experience, as well as their parents and others who shop for them. Our brand concept, merchandising strategy and store ambience work in concert to create an upbeat and vibrant retail experience that is designed to appeal to our target audience, drive traffic to our stores and keep our customers engaged throughout their visits. We monitor trends in the ever-changing teen and pre-teen markets and are able to quickly identify and respond to trends that become mainstream. Our price points enable teens and pre-teens to shop independently, often using their own money to make frequent purchases of items geared primarily to them and to exercise self-expression through their independent retail purchases.

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

•
Exceptional Value Proposition for Customers.    We believe we offer a clear value proposition to our customers. Our price points of $5 and below resonate with our target demographic and with other value-oriented customers. We are able to deliver on this value proposition through sourcing products in a manner that is designed to achieve low cost, fast response and high item velocity and sell-through. We maintain a dynamic and collaborative relationship with our vendor partners that provide us with favorable access to quality merchandise at attractive prices. We also employ an opportunistic buying strategy, capitalizing on select excess inventory opportunities with our vendors. This unique and flexible sourcing strategy allows us to offer high-quality products at exceptional value across all of our category worlds.

•
Differentiated Shopping Experience.    We believe we have created a unique and engaging in-store atmosphere that customers find fun and exciting. While we refresh our products frequently, we maintain a consistent floor layout, designed with an easy-to-navigate racetrack flow and featuring sight-lines across the entire store enabling customers to easily identify our category worlds. All of our stores feature a sound system playing trend-right music throughout the shopping day. We employ novel and dynamic techniques to display our products, including distinctive merchandise fixtures and colorful and stimulating signage. This approach makes our stores a destination, encouraging hands-on interaction with our products and conveying our value pricing. We have developed a unique culture that emanates from our employees, many of whom frequently shop at Five Below, to our customers, thereby driving a higher level of connectivity and engagement. Additionally, we believe our price points of $5 and below, coupled with our dynamic merchandising approach, create an element of discovery, driving repeat visits and customer engagement.

•
Powerful and Consistent Store Economics.    We have a proven store model that generates strong cash flow, consistent store-level financial results and a high level return on investment. Our stores have been successful in varying geographic regions, population densities and real estate settings and our new stores have achieved average payback periods of less than one year. We believe our robust store model, reinforced by our rigorous site selection process and in-store execution, drives the strength and consistency of our comparable store sales financial results across all geographic regions and store-year classes.

•
Highly Experienced and Passionate Senior Management Team with Proven Track Record.    Since our inception, our co-founders, David Schlessinger and Thomas Vellios, who have approximately 70 combined years of retail experience, have set the vision and strategic direction for Five Below. Messrs. Schlessinger and Vellios have assembled a talented senior management team averaging 26 years of retail experience across a broad range of disciplines, including merchandising, real estate, finance, store operations, supply chain management and information technology. In July 2014, Joel Anderson joined the senior management team. Mr. Anderson brings more than 20 years of experience in the retail sector, most recently as President and CEO of Walmart.com. He oversaw all aspects of the business including merchandising, marketing, operations and overall site experience. In December 2014, Mr. Anderson was appointed as Chief Executive Officer and Mr. Vellios was appointed as Executive Chairman, both effective February 1, 2015. Mr. Schlessinger continues to serve on the board of directors as Chairman Emeritus. Our management team drives our operating philosophy, which is based on a relentless focus on providing high-quality merchandise at exceptional value and a superior shopping experience utilizing a disciplined, low-cost operating and sourcing structure. We believe our management team is integral to our success and has positioned us well for long-term growth.

Growth Strategy
We believe we can grow our net sales and earnings by executing on the following strategies:

•
Grow Our Store Base.    We believe there is significant opportunity to expand our store base in the United States from 366 locations as of January 31, 2015 to more than 2,000 locations within the United States over time. Based upon our strategy of store densification in existing markets and expanding into adjacent states and markets, we expect most of our near-term growth will occur within our existing markets, as well as contiguous new markets. This strategy allows us to benefit from enhanced brand awareness and achieve operational efficiencies. We opened 60 net new stores in fiscal 2013, 62 new stores in fiscal 2014, and plan to open approximately 70 new stores in fiscal 2015. Our new store model assumes approximately 7,500 square feet and is primarily in-line locations within power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets. We have a talented and disciplined real estate management team and a rigorous real estate site selection process. We analyze the demographics of the surrounding trade areas and the performance of adjacent retailers, as well as traffic and specific site characteristics and other variables. As of January 31, 2015, we have executed lease agreements for the opening of 52 new stores in fiscal 2015.

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

•
Increase Brand Awareness.    We have a cost-effective marketing strategy designed to drive store traffic and promote brand awareness. Our strategy includes the use of newspaper circulars and grassroots marketing to support existing and new market entries. We leverage our growing e-mail database, new mobile website and social media presence to drive brand excitement and increased store visits within existing and new markets. We believe that our digital experience is an extension of our brand and retail stores, serving as a marketing and customer engagement tool for us. Our digital experience allows us to continue to build brand awareness and expand our customer base.

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

Our History
Five Below, Inc. was founded in 2002 by David Schlessinger and Thomas Vellios, who recognized a market need for a fun and affordable shopping destination aimed at our target customer. In July 2014, Joel Anderson joined the Five Below senior management team. In December 2014, Joel Anderson was appointed as Chief Executive Officer and Thomas Vellios was appointed as Executive Chairman, both effective February 1, 2015. David Schlessinger continues to serve on the board of directors as Chairman Emeritus.
The Company was incorporated in Pennsylvania in January 2002 under the name of Cheap Holdings, Inc. We changed our name to Five Below, Inc. in August 2002. In October 2010, Advent International Corporation ("Advent") acquired a majority interest in Five Below (the "2010 Transaction"), with the goal of supporting the management team in accelerating our growth. As of January 31, 2015, Advent no longer owns any outstanding common stock.

On July 24, 2012, we completed our initial public offering (the "IPO"), of 11,057,692 shares of common stock at a price of $17.00 per share. Our common stock is listed on The NASDAQ Global Select Market under the symbol “FIVE.” Of the shares sold in the IPO, 4,807,692 shares were sold by the Company and 6,250,000 shares were sold by selling shareholders. In February, July and September 2013, certain of our shareholders sold 13,012,250, 6,900,000 and 7,100,000 shares of common stock, respectively, in separate secondary public offerings.

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

Our Market Opportunity
As a result of our unique merchandise offering and value proposition, we believe we have effectively tapped the teen and pre-teen markets. According to the U.S. Census Bureau, there were over 63 million people in the United States between the ages of 5 and 19, which represented over 20% of the U.S. population as of April 1, 2010. Based on management’s experience and industry knowledge, we believe that this segment of the population has a significant amount of disposable income as the vast majority of this age group’s basic needs are already met.

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

Product Mix
We organize the merchandise in our stores into the following category worlds:

•
Style:        Consists primarily of accessories such as novelty socks, sunglasses, jewelry, scarves, gloves, hair accessories, athletic tops and bottoms and “attitude” t-shirts. Our beauty offering includes products such as nail polish, lip gloss, fragrance and branded cosmetics.

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

•
Tech:        Consists of a selection of accessories for PCs, cell phones, and tablet computers. The offering includes cases, chargers, headphones and other related items. We also carry a range of media products including books, video games and DVDs.

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

Set forth below is data for the following groups of products – leisure, fashion and home, and party and snack. The percentage of net sales represented by each product group for each of the last three fiscal years was as follows:

Sales by Product Group	Percentage of Net Sales
	2014	2013	2012
Leisure	51.0%	51.7%	52.6%
Fashion and home	29.3%	29.3%	30.3%
Party and snack	19.7%	19.0%	17.1%
Total	100.0%	100.0%	100.0%
Leisure includes items such as sporting goods, games, toys, tech, books, electronic accessories, and arts and crafts. Fashion and home includes items such as personal accessories, “attitude” t-shirts, beauty offerings, home goods and storage options. Party and snack includes items such as party and seasonal goods, greeting cards, candy and other snacks, and beverages.

Our Stores
As of January 31, 2015, we operated 366 stores throughout the Northeast, South and Midwest regions of the United States. Our new store model assumes a store size of approximately 7,500 square feet. Our stores are primarily located in power, community and lifestyle shopping centers; approximately 3% of our stores are located in malls. The following map shows the number of stores in each of the states in which we operated and the locations of our distributions centers as of January 31, 2015.

1
4
31
13
3
30
10
57
34
26
26
8
3
1
26
26
7
11
5
15
29
Existing Store Locations
Existing DC Locations

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
We believe there is a significant opportunity to expand our store base in the United States. We opened 62 new stores in fiscal 2014 and we intend to open approximately 70 new stores in fiscal 2015 through expansion in existing markets and by entering new markets. We maintain a pipeline of real estate sites that have been approved by our real estate committee and have executed 52 leases through January 31, 2015 for new stores in fiscal 2015. Our recent store growth is summarized in the following table:

Period	Stores at Start of Period	Stores Opened	Stores Closed	Net Store Increase	Stores at End of Period
Fiscal 2012	192	52	0	52	244
Fiscal 2013	244	62	2	60	304
Fiscal 2014	304	62	0	62	366
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
Our store growth is supported by our new store economics, which we believe to be compelling. Our new store model assumes a store size of approximately 7,500 square feet that achieves sales of approximately $1.6 million in the first full year of operation and an average new store cash investment of approximately $0.3 million, including our store build-out (net of tenant allowances), inventory (net of payables) and cash pre-opening expenses. Our new store model targets an average payback period of less than one year on our initial investment.
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
Merchandising
Our merchandising team consists of an Executive Vice President, Merchandising, who reports directly to our Chief Executive Officer, and is supported by an extensive team of merchandising personnel. Our merchandising team works directly with our product development team and our central planning and allocation group to ensure a consistent delivery of products across our store base. Our Executive Vice President, Merchandising has over 30 years of experience within the retail sector.
Our product development team is led by a Senior Vice President of Business and Product Development. Our product development team works directly with our merchandising group to identify new and improved products through international sourcing. Our Senior Vice President of Business and Product Development has over 30 years of experience within the retail sector.
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
We work with approximately 850 active vendors, with no single vendor representing more than 8% of our purchases in fiscal 2014. We sourced approximately 75% of our purchases from domestic vendors in fiscal 2014. We typically have no long-term supply agreements or exclusive arrangements with our vendors, and our top 20 vendors represented approximately 36% of total goods purchased in fiscal 2014.
Distribution
We distribute over 86% of our merchandise from our 421,000 square foot distribution center in New Castle, Delaware and our 605,000 square foot distribution center in Olive Branch, Mississippi, with the remaining merchandise shipped directly from the vendor to our stores. We realize cost savings by working with our vendors to streamline and reduce packaging to diminish shipping costs.
We generally ship merchandise from our distribution centers to our stores between two and four times a week, depending on the season and the volume of a specific store. We use contract carriers to ship merchandise to our stores. From time to time, we augment our distribution facilities with third-party warehousing.
We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional distribution centers. During fiscal 2014, we signed a lease for a new distribution center in Pedricktown, New Jersey to support our anticipated growth, which we expect to be fully operational during fiscal 2015 and eventually replace our New Castle facility. We will initially occupy approximately 700,000 square feet and will expand to approximately one million square feet. The lease agreement, which we expect to begin in fiscal 2015, will expire in 2025 with options to renew for three successive five-year periods.

Marketing and Advertising
Our cost-effective marketing strategy is designed to drive store traffic and increase brand awareness with our target demographic, as well as other value-oriented customers. Our strategy includes the use of newspaper and digital circulars during peak selling seasons that highlight our brand and exceptional value proposition as well as grassroots marketing to support existing and new market entries. Additionally, we rely on the strong visibility and the presence of our store locations, email messaging and community fundraising to promote and further our brand image and drive traffic. Our digital experience, anchored by our mobile and social media presence is growing rapidly as we utilize Facebook, Instagram, YouTube and Twitter to engage our customers with compelling digital content on a daily basis.
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

Competition
We compete with a broad range of retailers including discount, mass merchandise, grocery, drug, convenience, variety and other specialty stores with both physical locations and online stores. Many of these retail companies operate stores in many of the areas where we operate, and many of them engage in extensive advertising and marketing efforts. We also compete with online retailers who do not have traditional brick and mortar locations.
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

Insurance
We maintain third-party insurance for a number of risk management activities including but not limited to workers’ compensation, general liability, property and employee-related health care benefits. We evaluate our insurance requirements on an ongoing basis to ensure we maintain adequate levels of coverage.

Employees
As of January 31, 2015, we employed approximately 1,200 full-time and 5,500 part-time personnel. Of our total employees, approximately 200 were based at our corporate headquarters in Philadelphia, Pennsylvania, approximately 300 were based at our distribution centers in New Castle, Delaware and Olive Branch, Mississippi and approximately 6,200 were store employees. The number of part-time associates fluctuates depending on seasonal needs. None of our employees belong to a union or are party to any collective bargaining or similar agreement.

Seasonality
Our business is seasonal in nature with the highest level of net sales and net income generated in the fourth fiscal quarter due to the year-end holiday season and therefore, operating results for any fiscal quarter are not necessarily indicative of results for the full fiscal year. To prepare for the holiday season, we must order and keep in stock more merchandise than we carry during other parts of the year. We expect inventory levels, along with an increase in accounts payable and accrued expenses, generally to reach their highest levels in the third and fourth fiscal quarters in anticipation of the increased net sales during the year-end holiday season. As a result of this seasonality, and generally because of variation in consumer spending habits, we experience fluctuations in net sales, net income and working capital requirements during the year.

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
Our growth is dependent on our ability to open profitable new stores. We believe we have an opportunity to continue to grow our store base from 366 stores in 21 states as of January 31, 2015, to more than 2,000 locations over time.
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
A significant majority of our merchandise is manufactured outside the United States, and changes in the prices and flow of these goods for any reason could have an adverse impact on our operations. The United States and other countries have occasionally proposed and enacted protectionist trade legislation, which may result in changes in tariff structures and trade policies and restrictions that could increase the cost or reduce the availability of certain merchandise. Any of these or other measures or events relating to vendors and the countries in which they are located or where our merchandise is manufactured, some or all of which are beyond our control, can negatively impact our operations, increase costs and lower our margins. Such events or circumstances include, but are not limited to:

•	political and economic instability;

•	the financial instability and labor problems of vendors;

•	the availability and cost of raw materials;

•	merchandise quality or safety issues;

•	changes in currency exchange rates;

•	inflation; and

•	transportation availability, costs and disruptions.
These and other factors affecting our vendors and our access to products could affect our financial performance adversely.
We do not sell our products through the Internet. As the retail industry experiences an increase in online sales, our sales could be adversely affected.
The retail landscape is changing with consumers’ shopping habits shifting away from the traditional brick and mortar stores to online sales. Internet sales have been obtaining an increasing percentage of retail sales over the past few years and this trend is expected to continue. Because we do not sell our products through the Internet, we are facing increased competition from online retailers, which provide consumers with the ease and convenience of shopping from their home or office. The continued growth of online sales could have a negative impact on our sales as our customers may decide to make purchases through online retailers instead of traveling to our stores.
Extreme weather conditions in the areas in which our stores are located could negatively affect our business and results of operations.
Extreme weather conditions in the areas in which our stores are located could negatively affect our business and results of operations. Our stores are currently concentrated in the Northeastern and Midwestern regions of the United States, which are prone to inclement weather conditions, as well as severe storms. Such inclement weather could have a significant impact on consumer behavior, travel and store traffic patterns, as well as our ability to operate our stores. For example, frequent or unusually heavy snowfall, ice storms, rainstorms or other extreme weather conditions over a prolonged period could make it difficult for our customers to travel to our stores and thereby reduce our sales and profitability. Any reduction in sales from extreme weather could be further impacted by the fact that we do not sell our products on the Internet as consumers cannot purchase our products without traveling to our stores during inclement weather. In addition, we typically generate higher revenues and gross margins during our last fiscal quarter, which includes the year-end holiday season. If weather conditions are not favorable during these periods, our operating results and cash flow from operations could be adversely affected.
Our new store growth is dependent upon our ability to successfully expand our distribution network capacity, and failure to achieve or sustain these plans could affect our performance adversely.
We maintain distribution centers in New Castle, Delaware, and Olive Branch, Mississippi. We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional distribution centers. During fiscal 2014, we signed a lease for a new distribution center in Pedricktown, New Jersey to support our growth objectives and we expect this new distribution center to be fully operational during fiscal 2015 and eventually replace our New Castle facility. Delays in opening this new distribution center (or new distribution centers in the future) could adversely affect our future operations by slowing store growth, which could in turn reduce sales growth. In addition, any distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as: shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of future projects, including the distribution center planned for fiscal 2015, could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that any project will be completed on time or within established budgets.

A significant disruption to our distribution network or to the timely receipt of inventory could adversely impact sales or increase our transportation costs, which would decrease our profits.
Because most of our products are distributed from our distribution centers, the unexpected loss of any one of our distribution centers, due to natural disaster or otherwise, would materially affect our operations. We also rely upon independent third-party transportation to provide goods to our stores in a timely and cost-effective manner, through deliveries to our distribution centers from vendors and then from the distribution centers or direct ship vendors to our stores. Our use of outside delivery services for shipments is subject to risks outside of our control and any disruption, unanticipated expense or operational failure related to this process could affect store operations negatively. For example, unexpected delivery delays or increases in transportation costs (including through increased fuel costs or a decrease in transportation capacity for overseas shipments or resulting from labor shortages or work stoppages) could significantly decrease our ability to generate sales and earn profits. If we change shipping companies, we could face logistical difficulties that could adversely impact deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from the independent third-party transportation providers we currently use, which would increase our costs.

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

An inability to attract and retain qualified employees, particularly senior management and district, store and distribution center managers, and to control labor costs, as well as other labor issues, could adversely affect our business.
Our growth could be adversely impacted by an inability to attract, retain and motivate qualified employees at the store operations level, in distribution facilities, and at the corporate level, at costs which allow us to profitably conduct our operations. Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, prevailing wage rates, minimum wage laws, health and other insurance costs, and changes in employment and labor laws (including changes in the process for our employees to join a union) or other workplace regulation. To the extent a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. In addition, we believe the current pricing of our healthcare costs includes the potential future impact of recently enacted comprehensive healthcare reform legislation, but such legislation may further cause our healthcare costs to increase. Significant costs of the healthcare reform legislation may occur due to provisions of the legislation being phased in over time and changes to our healthcare costs structure could have a significant negative effect on our business. In addition, our ability to pass along any increase in labor costs to our customers is constrained by our low price model.
Our growth from existing stores is dependent upon our ability to increase sales and improve the efficiencies, costs and effectiveness of our operations, and failure to achieve or sustain these plans could affect our performance adversely.
Increases in sales in existing stores are dependent on factors such as competition, including from online retailers, merchandise selection, store operations and customer satisfaction. If we fail to realize our goals of successfully managing our store operations and increasing our customer retention and recruitment levels, our sales may not increase and our growth may be impacted adversely.
Our success depends on our executive officers and other key personnel. If we lose our executive officers or any other key personnel, or are unable to hire additional qualified personnel, our business could be harmed.
Our future success depends to a significant degree on the skills, experience and efforts of our executive officers and other key personnel, including Thomas Vellios, our Executive Chairman, and Joel Anderson, our President and Chief Executive Officer. The loss of the services of any of our executive officers or other key personnel could have an adverse effect on our operations. Our future success will also depend on our ability to attract, retain and motivate qualified personnel, as a failure to attract these key personnel could have an adverse effect on our operations. We do not currently maintain key person life insurance policies with respect to our executive officers or key personnel.
Our profitability and cash flows from operations may be negatively affected if we are not successful in managing our inventory balances and inventory shrinkage.
Our inventory balance represented approximately 39% of our total assets as of January 31, 2015. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, we may have to take unanticipated markdowns to dispose of excess inventory, which also can adversely impact our financial results. We also experience inventory shrinkage, and we cannot assure you that incidences of inventory loss and theft will stay at acceptable levels or decrease in the future, or that the measures we are taking will effectively address the problem of inventory shrinkage. We continue to focus on ways to reduce these risks, but we cannot assure you that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our profitability and cash flows from operations may be negatively affected.

Our business requires that we lease substantial amounts of space and there can be no assurance that we will be able to continue to lease space on terms as favorable as the leases negotiated in the past.
We do not own any real estate. Instead, we lease all of our store locations, as well as our corporate headquarters and distribution facilities in New Castle, Delaware and Olive Branch, Mississippi. In addition, during fiscal 2014, we signed a lease for a new distribution center in Pedricktown, New Jersey to support our anticipated growth, which we expect to be fully operational during fiscal 2015. Our stores are leased from third parties, with typical initial lease terms of ten years. Many of our lease agreements also have additional five-year renewal options. We believe that we have been able to negotiate favorable rental rates and tenant allowances over the last few years due in large part to the state of the economy and higher than usual vacancy rates in shopping centers and regional malls. These trends may not continue, and there is no guarantee that we will be able to continue to negotiate such favorable terms. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. Increases in our occupancy costs and difficulty in identifying economically suitable new store locations could have significant negative consequences, which include:

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
Future increases in costs such as the cost of merchandise, shipping rates, freight costs, fuel costs and store occupancy costs may reduce our profitability, particularly given our $5 and below pricing model. These cost increases may be the result of inflationary pressures that could further reduce our sales or profitability. Increases in other operating costs, including changes in energy prices, transportation costs, wage rates and lease and utility costs, may increase our cost of goods sold or operating expenses. Our low price model and competitive pressures in our industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our products and therefore reduce our profitability.
Our business is seasonal, and adverse events during the holiday season could impact our operating results negatively.
Our business is seasonal, with the highest percentage of sales (approximately 40% of total annual sales over the last two fiscal years) occurring during the last fiscal quarter (November, December and January), which includes the year-end holiday season. This increased percentage of net sales has historically resulted in the highest percentages of net income during the last fiscal quarter. We purchase substantial amounts of inventory in the end of the third fiscal quarter (October) and beginning of the fourth fiscal quarter (November and December) and incur higher shipping costs and higher payroll costs in anticipation of the increased sales activity during these time periods. Adverse events, such as deteriorating economic conditions, higher unemployment, higher gas prices, public transportation disruptions or unusual weather could result in lower-than-planned sales during the holiday season which may lead to unanticipated markdowns. Since we rely on third parties for transportation and use third party warehouses when we build up inventory, a number of these factors are outside of our control. An unsuccessful fourth quarter, or holiday season, will have a substantial negative impact on our financial condition and results of operations for the entire fiscal year.
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
Reporting obligations as a public company and our anticipated growth are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on the effectiveness of our internal control over financial reporting. As a result, we may incur substantial expenses to test our systems, to make any necessary improvements, and to hire additional personnel. At January 31, 2015, our internal control over financial reporting was effective using “Internal Control - Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In 2013, an updated set of internal control standards, COSO 2013, was published. We intend to adopt the COSO 2013 framework in assessing our internal control over financial reporting in 2015; however, there can be no assurance that our internal control over financial reporting will be effective in future years. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our business and cause a decline in our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and harm our ability to raise capital. Failure to accurately report our financial performance on a timely basis could also jeopardize our continued listing on The NASDAQ Global Select Market or any other stock exchange on which our common stock may be listed. Delisting of our common stock on any exchange could reduce the liquidity of the market for our common stock, which could reduce the price of our stock and increase the volatility of our stock price.

We expect to implement a new enterprise resource planning system commencing in fiscal 2015. Complications with the design or implementation of this system could adversely impact our business and operations.
We expect to commence a multi-year implementation of a new enterprise resource planning system (“ERP”) during fiscal 2015. The ERP will be designed to enhance functionality and provide timely information to the company's management team related to the operation of the business. We expect the ERP implementation process to require the investment of significant human and financial resources. We may not be able to successfully implement the ERP without experiencing delays, increased costs and other difficulties. If we are unable to successfully design and implement the new ERP system as planned, our financial position, results of operations and cash flows could be negatively impacted.
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
Our business is subject to the risk of litigation by employees, consumers, vendors, competitors, intellectual property rights holders, shareholders, government agencies and others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. For example, we and certain of our current and former senior officers are currently parties to a securities class action lawsuit filed against us, purportedly on behalf of a class of our investors who purchased our publicly traded securities between June 5, 2014 and December 4, 2014. In addition, a shareholder derivative lawsuit was filed on behalf of Five Below, as nominal defendant, asserting claims against certain of our directors. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our consolidated financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition, results of operations or liquidity.
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
We incur significant expenses as a result of being a public company, which could negatively impact our financial performance and cause our results of operations and financial condition to suffer.
As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, together with related rules implemented by the Securities and Exchange Commission and The NASDAQ Stock Market LLC. These laws, rules and regulations have increased our expenses, including our legal, accounting and insurance compliance costs, and have made some activities more time consuming and costly. In addition, these laws, rules and regulations may make it more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. Due to our public company status, we may also incur certain other expenses in the future, which will negatively impact our financial performance and could cause our results of operations and financial condition to suffer.

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
Complying with these covenants could adversely affect our ability to respond to changes in our business and manage our operations. In addition, these covenants could affect our ability to invest capital in our new stores and fund capital expenditures for existing stores, including the costs associated with the conversion of certain stores existing before fiscal 2009 to our current prototype new store size of approximately 7,500 square feet. Our ability to comply with these covenants and other provisions in the revolving credit facility and any future debt instruments may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, or other events beyond our control. A failure by us to comply with the financial ratios and restrictive covenants contained in our revolving credit facility and any future debt instruments could result in an event of default. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in our revolving credit facility and any future debt instruments. In addition, if we are in default, we may be unable to borrow additional amounts under any such facilities to the extent that they would otherwise be available and our ability to obtain future financing may also be impacted negatively. If the indebtedness under our revolving credit facility and any future debt instruments were to be accelerated, our future financial condition could be materially adversely affected.
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
Shares of our common stock were sold in our IPO in July 2012 at a price of $17.00 per share, and our common stock has subsequently traded as high as $55.28 and as low as $25.00 during the period from our IPO to January 31, 2015.
An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. In addition, broad market and industry factors, most of which we cannot control, may harm the price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the price of our common stock may include, among other things:

•	actual or anticipated fluctuations in quarterly operating results or other operating metrics, such as comparable store sales, that may be used by the investment community;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	speculation about our business in the press or the investment community;

•	conditions or trends affecting our industry or the economy generally;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the retail industry;

•	announcements by us or our competitors of new product offerings, significant acquisitions, strategic partnerships or divestitures;

•	our entry into new markets;

•	timing of new store openings;

•	percentage of sales from new stores versus established stores;

•	additions or departures of key personnel;

•	actual or anticipated sales of our common stock, including sales by our directors, officers or significant shareholders;

•	significant developments relating to our relationships with business partners, vendors and distributors;

•	customer purchases of new products from us and our competitors;

•	investor perceptions of the retail industry in general and our Company in particular;

•	major catastrophic events;

•	volatility in our stock price, which may lead to higher share-based compensation expense under applicable accounting standards; and

•	changes in accounting standards, policies, guidance, interpretation or principles.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. For example, we and certain of our current and former senior officers are currently parties to a securities class action lawsuit filed against us, purportedly on behalf of a class of our investors who purchased our publicly traded securities between June 5, 2014 and December 4, 2014. This type of litigation, even if it does not result in liability for us, could result in substantial costs to us and divert management's attention and resources.
Your percentage ownership in us may be diluted by future equity issuances, which could reduce your influence over matters on which shareholders vote.
Our board of directors has the authority, without action or vote of our shareholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, shares issuable upon the vesting of restricted stock units or performance-based restricted stock units, shares that may be issued to satisfy our obligations under our equity incentive plan or shares of our authorized but unissued preferred stock. We initially reserved 7,600,000 shares of common stock under our equity incentive plan for future issuances and, as of January 31, 2015, 1,700,885 shares of our common stock are issuable upon the exercise of options outstanding, the vesting of restricted stock units and the vesting of performance-based restricted stock units. We also initially reserved 500,000 shares of common stock under our employee stock purchase plan for future issuances, and as of January 31, 2015, 7,910 shares of our common stock have been issued. Exercises of these options or issuances of common stock or preferred stock could reduce your influence over matters on which our shareholders vote and, in the case of issuances of preferred stock, likely could result in your interest in us being subject to the prior rights of holders of that preferred stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
We do not own any real property. Our corporate headquarters are located in Philadelphia, Pennsylvania and are leased under a lease agreement expiring in 2022, with options to renew for two successive five-year periods. Our approximately 421,000 square foot distribution center located in New Castle, Delaware is leased under a lease agreement expiring in 2016 with options to renew for two successive five-year periods. Our approximately 605,000 square foot distribution center in Olive Branch, Mississippi is leased under a lease agreement expiring in 2022 with options to renew for three successive five-year periods. During fiscal 2014, we signed a lease for a new distribution center in Pedricktown, New Jersey, which we expect to be fully operational during fiscal 2015. We will initially occupy approximately 700,000 square feet and will expand to approximately one million square feet. The lease agreement, which we expect to begin in fiscal 2015, will expire in 2025 with options to renew for three successive five-year periods.
At the end of fiscal 2014, there were 366 Five Below store locations in 21 states. All of our stores are leased from third parties, and the leases typically have ten-year terms with additional five-year renewal options, and many provide us with the option to terminate early under specified conditions. In addition to future minimum lease payments, some of our store leases provide for additional rental payments based on a percentage of net sales if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions.

ITEM 3. LEGAL PROCEEDINGS
On January 9, 2015, a putative class action was filed against Five Below, Inc. and certain of our current and former senior officers in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of our investors who purchased our publicly traded securities between June 5, 2014 and December 4, 2014. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder in connection with various public statements made by us. In addition, on February 25, 2015, a shareholder derivative complaint was filed on behalf of Five Below, as nominal defendant, asserting claims against certain of our directors in the United States District Court for the District of Rhode Island. The complaint in this action alleges various violations of state law, including breach of fiduciary duties, arising from the alleged federal securities violations asserted in the securities class action. We intend to vigorously defend against these actions, which we believe to be without merit. The potential impact of these actions, which seek unspecified damages, attorneys’ fees and expenses, is uncertain.
In addition, we are subject to various proceedings, lawsuits, disputes, and claims arising in the ordinary course of our business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us from time to time include commercial, intellectual property, customer, and employment actions, including class action lawsuits. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance. We cannot predict with assurance the outcome of actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact income in the quarter of such development, settlement or resolution. If a potential loss arising from these lawsuits, claims and pending actions is probable and reasonably estimable, we record the estimated liability based on circumstances and assumptions existing at the time. Although the outcome of these and other claims cannot be predicted with certainty, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been listed on the NASDAQ Global Select Market under the symbol “FIVE” since our IPO in July 2012, which had a price of $17.00 per share. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Select Market:

Fiscal 2014	High	Low
First Quarter (February 2, 2014 - May 3, 2014)	$44.35	$33.94
Second Quarter (May 4, 2014 - August 2, 2014)	$40.81	$34.23
Third Quarter (August 3, 2014 - November 1, 2014)	$43.73	$35.14
Fourth Quarter (November 2, 2014 - January 31, 2015)	$47.89	$32.01

Fiscal 2013	High	Low
First Quarter (February 3, 2013 - May 4, 2013)	$43.04	$34.62
Second Quarter (May 5, 2013 - August 3, 2013)	$42.37	$35.20
Third Quarter (August 4, 2013 - November 2, 2013)	$51.00	$36.40
Fourth Quarter (November 3, 2013 - February 1, 2014)	$55.28	$35.58

On January 30, 2015 (the last trading day of fiscal 2014), the last reported sale price on the NASDAQ Global Select Market of our common stock was $33.32 per share. As of March 16, 2015, we had approximately 16,866 holders of record of our common stock.

Performance Graph
This performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any future filing under the Securities Act, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total shareholder return on our common stock from July 19, 2012 (the date our common stock commenced trading on the NASDAQ Global Select Market) through January 31, 2015, with the return on (i) the NASDAQ Global Market Composite Index and (ii) the NASDAQ US Benchmark Retail Index over the same period. This graph assumes an initial investment of $100 and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	7/19/2012	7/27/2012	10/26/2012	2/1/2013	5/3/2013	8/2/2013	11/1/2013	1/31/2014	5/2/2014	8/1/2014	10/31/2014	1/30/2015
FIVE BELOW, INC.	$100.00	$111.90	$126.00	$140.00	$136.80	$148.20	$189.40	$138.30	$150.30	$134.70	$150.50	$125.70
NASDAQ GLOBAL MARKET COMPOSITE INDEX	$100.00	$99.70	$100.70	$107.20	$113.90	$124.40	$132.20	$138.40	$139.00	$146.80	$156.10	$156.30
NASDAQ US BENCHMARK RETAIL INDEX	$100.00	$101.30	$103.90	$111.00	$120.60	$130.70	$136.00	$132.70	$135.80	$136.60	$146.80	$161.50

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
Recent Sales of Unregistered Securities
There were no reportable repurchases of our common stock during the fourth fiscal quarter of 2014.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected financial and other data as of and for the periods indicated. The selected financial data for fiscal 2014, 2013 and 2012 and selected consolidated balance sheet data as of January 31, 2015 and February 1, 2014 have been derived from our consolidated financial statements audited by KPMG LLP, our independent registered public accounting firm, included elsewhere in this Annual Report. The selected financial data for the fiscal years ended January 28, 2012, which we refer to as fiscal 2011, and January 29, 2011, which we refer to as fiscal 2010, and the selected balance sheet data as of February 2, 2013, January 28, 2012, and January 29, 2011, have been derived from our audited consolidated financial statements that have not been included in this Annual Report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected financial data in conjunction with the consolidated financial statements and accompanying notes and the information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.
We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31st of the following year. The reporting periods contained in the following table consist of 52 weeks of operations in each of fiscal 2014, 2013, 2011, and 2010 and 53 weeks of operations in fiscal 2012.

	Fiscal Year
	2014	2013	2012	2011	2010
	(in millions, except share and per share data)
Consolidated Statements of Operations Data (1):
Net sales	$680.2	$535.4	$418.8	$297.1	$197.2
Cost of goods sold	442.4	347.4	269.0	192.3	131.0
Gross profit	237.8	188.0	149.8	104.9	66.1
Selling, general and administrative expenses (2)	160.8	134.3	112.2	78.6	54.3
Operating income	77.0	53.7	37.7	26.2	11.8
Interest expense, net	0.1	1.5	2.4	—	—
Loss on debt extinguishment	0.2	0.3	1.6	—	—
Other income	—	—	(0.4)	—	—
Income before income taxes	76.7	52.0	34.1	26.2	11.8
Income tax expense	28.6	19.8	14.1	10.2	4.8
Net income	48.0	32.1	20.0	16.1	7.0
Dividend paid to preferred and unvested restricted shareholders	—	—	(65.4)	—	—
Series A 8% Convertible Preferred Stock cumulative dividends	—	—	—	(15.9)	(4.5)
Accretion of Redeemable Convertible Preferred Stock	—	—	—	—	(3.3)
Net income attributable to participating securities	—	(0.5)	—	(0.1)	—
Net income (loss) attributable to common shareholders	$48.0	$31.7	$(45.4)	$0.1	$(0.8)
Per Share Data:
Basic income (loss) per common share (3)	$0.89	$0.59	$(1.28)	$—	$(0.08)
Diluted income (loss) per common share (3)	$0.88	$0.59	$(1.28)	$—	$(0.08)
Dividends declared and paid per common share	$—	$—	$2.02	$—	$13.24
Weighted average shares outstanding:
Basic shares	54,219,801	53,294,805	35,444,200	15,903,599	9,672,195
Diluted shares	54,573,855	53,741,860	35,444,200	15,904,108	9,672,195

	Fiscal Year
	2014	2013	2012	2011	2010
	(in millions, except total stores data)
Consolidated Statements of Cash Flows Data (1):
Net cash provided by (used in):
Operating activities	$61.4	$31.2	$30.4	$46.7	$15.0
Investing activities	$(32.3)	$(25.9)	$(22.9)	$(18.6)	$(14.9)
Financing activities	$(16.1)	$(11.2)	$7.3	$1.0	$(0.4)
Other Operating and Financial Data (1):
Total stores at end of period	366	304	244	192	142
Comparable store sales growth	3.4%	4.0%	7.1%	7.9%	15.6%
Average net sales per store (4)	$1.9	$1.9	$1.8	$1.7	$1.5
Capital expenditures	$32.3	$25.9	$22.9	$18.6	$14.9
Consolidated Balance Sheet Data (1):
Cash and cash equivalents	$63.2	$50.2	$56.1	$41.3	$12.2
Total current assets	207.6	160.9	129.7	92.2	45.9
Total assets	294.9	232.1	189.7	134.5	76.6
Total current liabilities	79.4	79.7	68.8	49.9	18.2
Total long-term debt, excluding current portion (5)	—	—	19.5	0.3	0.3
Total liabilities	120.6	115.2	118.9	72.4	33.5
Series A 8% Convertible Preferred Stock	—	—	—	191.9	191.9
Total shareholders’ equity (deficit)	$174.3	$116.9	$70.7	$(129.8)	$(148.8)

(1)	Components may not add to total due to rounding.

(2)
Fiscal 2014, 2013 and 2012 includes $0.9 million, $6.1 million and $10.5 million of share-based compensation expense that relates to the cancellation of certain stock options, in exchange for the grant of restricted shares and on-going expense recognition of the awards over the remaining vesting period. In addition, fiscal 2013 and 2012 each include $1.0 million of expenses related to legal, accounting, and other fees in connection with secondary public offerings. Fiscal 2011 includes $6.1 million of non-contractual executive bonus expense and fiscal 2010 includes $5.3 million of expense related to the 2010 Transaction.

(3)	Please see Note 2 in our consolidated financial statements included elsewhere in this Annual Report for an explanation of per share calculations.

(4)	Only includes stores open during the full fiscal year.

(5)
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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to “fiscal year 2015” or “fiscal 2015” refer to the period from February 1, 2015 to January 30, 2016, which consists of a 52-week fiscal year. References to “fiscal year 2014” or “fiscal 2014” refer to the period from February 2, 2014 to January 31, 2015, which consists of a 52-week fiscal year. References to “fiscal year 2013” or “fiscal 2013” refer to the period from February 3, 2013 to February 1, 2014, which consists of a 52-week fiscal year. References to “fiscal year 2012” or “fiscal 2012” refer to the period from January 29, 2012 to February 2, 2013, which consists of a 53-week fiscal year. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.
Overview
Five Below is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the teen and pre-teen customer. We offer a dynamic, edited assortment of exciting products, all priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of January 31, 2015, we operated 366 stores in 21 states.
Five Below was founded in 2002 by David Schlessinger and Thomas Vellios, who recognized a market need for a fun and affordable shopping destination aimed at teens and pre-teens aspiring to be young adults. In July 2014, Joel Anderson joined the Five Below senior management team. In December 2014, Joel Anderson was appointed as Chief Executive Officer and Thomas Vellios was appointed as Executive Chairman, both effective February 1, 2015. David Schlessinger continues to serve on the board of directors as Chairman Emeritus.
We believe that our business model has resulted in strong financial performance irrespective of the economic environment. Our comparable store sales increased by 3.4% in fiscal 2014, 4.0% in fiscal 2013 and 7.1% in fiscal 2012. Between fiscal 2012 and fiscal 2014, our net sales increased from $418.8 million to $680.2 million, representing a compounded annual growth rate of 27.4%. Over the same period, our operating income increased from $37.7 million to $77.0 million, representing a compounded annual growth rate of 43.0%. In addition, we expanded our store base from 244 stores at the end of fiscal 2012 to 366 stores at the end of fiscal 2014. We plan to open approximately 70 new stores in fiscal 2015.
We expect to continue our strong growth in the future. By offering trend-right merchandise at a differentiated price point of $5 and below, our stores have been successful in varying geographic regions, population densities and real estate settings. We operate stores in 21 states in the Northeast, South and Midwest regions of the United States. We are primarily located in power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets with trade areas including at least 100,000 people in the specified market. We believe we have the opportunity to expand our store base in the United States from 366 locations as of January 31, 2015, to more than 2,000 locations over time. Our ability to open profitable new stores depends on many factors, including our ability to identify suitable markets and sites; negotiate leases with acceptable terms; achieve brand awareness in the new markets; efficiently source and distribute additional merchandise; and achieve sufficient levels of cash flow and financing to support our expansion.
We have a proven and highly profitable store model that has produced consistent financial results and returns and our new stores have achieved average payback periods of less than one year. Our new store model assumes a store size of approximately 7,500 square feet that achieves annual sales of approximately $1.6 million in the first full year of operation. Our new store model also assumes an average new store investment of approximately $0.3 million. Our new store investment includes our store build-out (net of tenant allowances), inventory (net of payables) and cash pre-opening expenses.
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
Over the past eight years we have invested a significant amount of capital in infrastructure and systems necessary to support our future growth and we expect to incur additional capital expenditures related to expansion of our infrastructure and systems in future periods. In fiscal 2010, we expanded our New Castle, Delaware distribution center. In fiscal 2011, we relocated our corporate headquarters and upgraded our warehouse management and information systems. In fiscal 2013, we opened our second distribution center in Olive Branch, Mississippi and expanded our corporate headquarters to support our growth. During fiscal 2014, we signed a lease for a new distribution center in Pedricktown, New Jersey to support our anticipated growth, which we expect to be fully operational during fiscal 2015 and eventually replace our New Castle facility. We will initially occupy approximately 700,000 square feet and will expand to approximately one million square feet. The lease agreement, which we expect to begin in fiscal 2015, will expire in 2025 with options to renew for three successive five-year periods. Delays in opening this new distribution center could adversely affect our future operations by slowing store growth, which could in turn reduce sales growth. In addition, any distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as: shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of this new distribution center, planned for fiscal 2015, could differ significantly from initial expectations due to construction-related or other reasons. In addition, the timing and amount of investments in our infrastructure and systems could affect the comparability of our results of operations in future periods.
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
The components of our SG&A expenses may not be comparable to those of other retailers. We expect that our SG&A expenses will increase in future periods due to our continuing store growth. In addition, any increase in future share-based grants or modifications will increase our share-based compensation expense included in SG&A.
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

	Fiscal Year
	2014	2013	2012
	(in millions, except total stores)
Consolidated Statements of Operations Data (1):
Net sales	$680.2	$535.4	$418.8
Cost of goods sold	442.4	347.4	269.0
Gross profit	237.8	188.0	149.8
Selling, general and administrative expenses (2)	160.8	134.3	112.2
Operating income	77.0	53.7	37.7
Interest expense, net	0.1	1.5	2.4
Loss on debt extinguishment	0.2	0.3	1.6
Other income	—	—	(0.4)
Income before income taxes	76.7	52.0	34.1
Income tax expense	28.6	19.8	14.1
Net income	$48.0	$32.1	$20.0
Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	65.0%	64.9%	64.2%
Gross profit	35.0%	35.1%	35.8%
Selling, general and administrative expenses (2)	23.6%	25.1%	26.8%
Operating income	11.3%	10.0%	9.0%
Interest expense, net	—%	0.3%	0.6%
Loss on debt extinguishment	—%	—%	0.4%
Other income	—%	—%	(0.1)%
Income before income taxes	11.3%	9.7%	8.1%
Income tax expense	4.2%	3.7%	3.4%
Net income	7.1%	6.0%	4.8%
Operational Data:
Total stores at end of period	366	304	244
Comparable stores sales growth	3.4%	4.0%	7.1%
Average net sales per store (3)	$1.9	$1.9	$1.8

(1)	Components may not add to total due to rounding.

(2)
Fiscal 2014, 2013 and 2012 includes $0.9 million, $6.1 million and $10.5 million of share-based compensation expense that relates to the cancellation of certain stock options, in exchange for the grant of restricted shares and on-going expense recognition of the awards over the remaining vesting period. In addition, fiscal 2013 and 2012 each include $1.0 million of expenses related to legal, accounting, and other fees in connection with secondary public offerings.

(3)	Only includes stores open during the full fiscal year.

Fiscal Year 2014 Compared to Fiscal Year 2013
Net Sales
Net sales increased to $680.2 million in fiscal year 2014 from $535.4 million in fiscal year 2013, an increase of $144.8 million, or 27.0%. The increase was the result of a non-comparable store sales increase of $128.3 million and a comparable store sales increase of $16.5 million. In fiscal year 2014, we opened 62 new stores compared to 60 net new stores in fiscal year 2013. The increase in non-comparable store sales was primarily driven by new stores and the number of stores that opened in fiscal 2013 but have not been open for 15 full months.
Comparable store sales increased 3.4% for fiscal year 2014 compared to fiscal year 2013. This increase resulted from an increase of approximately 2.0% in the average dollar value of transactions and an increase of approximately 1.4% in the number of transactions in our stores.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $442.4 million in fiscal year 2014 from $347.4 million in fiscal year 2013, an increase of $95.0 million, or 27.4%. The increase in cost of goods sold was primarily the result of an increase in the merchandise costs of goods resulting from an increase in sales. Also contributing to the increase in cost of goods sold was an increase in store occupancy costs resulting from new store openings and an increase in distribution costs, primarily due to the increase in net sales.
Gross profit increased to $237.8 million in fiscal year 2014 from $188.0 million in fiscal year 2013, an increase of $49.8 million, or 26.5%. Gross margin decreased to 35.0% for fiscal year 2014 from 35.1% in fiscal year 2013, a decrease of approximately 10 basis points. The decrease in gross margin was primarily driven by an increase in store occupancy costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $160.8 million in fiscal year 2014 from $134.3 million in fiscal year 2013, an increase of $26.5 million, or 19.7%. As a percentage of net sales, SG&A expenses decreased approximately 150 basis points to 23.6% in fiscal year 2014 compared to 25.1% in fiscal year 2013. The increase in SG&A expense was primarily the result of increases of $24.6 million in store-related expenses to support new store growth and $6.4 million of corporate-related expenses, partially offset by a decrease of $3.5 million in share-based compensation expense and $1.0 million of fees related to our secondary public offering that was incurred during fiscal year 2013. The decrease in share-based compensation expense was primarily driven by the decrease of $5.2 million related to the cancellation of certain stock options in exchange for the grant of restricted shares in March 2012. The remaining expense and vesting related to the cancellation of certain stock options in exchange for the grant of restricted shares from March 2012 was recognized during the first quarter of fiscal 2014. This decrease in share-based compensation expense was partially offset by new equity grants in fiscal 2014. In fiscal 2015, we expect to incur incremental costs related to the leadership investments we made in fiscal 2014 and costs related to the transition to the new distribution center.
Interest Expense, Net
Interest expense, net decreased to $0.1 million in fiscal year 2014 from $1.5 million of interest expense, net in fiscal year 2013, a decrease of $1.4 million. The decrease in interest expense resulted mainly from the decrease in the outstanding balance of our Term Loan Facility (see -“Liquidity and Capital Resources-Term Loan Facility” section below). In February 2014, we repaid the remaining principal balance outstanding under the Term Loan Facility of $19.5 million.
Loss on Debt Extinguishment
Loss on debt extinguishment was $0.2 million in fiscal year 2014 and was due to the $19.5 million repayment of the remaining principal balance outstanding on the $100.0 million Term Loan Facility in February 2014. Loss on debt extinguishment was $0.3 million in fiscal year 2013 and was due to a $15.0 million payment of principal on the $100.0 million Term Loan Facility in May 2013.
Income Tax Expense
Income tax expense increased to $28.6 million in fiscal year 2014 from $19.8 million in fiscal year 2013, an increase of $8.8 million, or approximately 44.5%. This increase in income tax expense was primarily the result of a $24.7 million increase in pre-tax net income. Our effective tax rate for fiscal year 2014 was 37.4% compared to 38.1% in fiscal year 2013. Our effective tax rate for fiscal year 2014 was lower than the comparable period as a result of changes in the mix of pretax income across state jurisdictions and the Company's operating entities as a result of the Restructuring.

Net Income
As a result of the foregoing, net income increased to $48.0 million in fiscal year 2014 from $32.1 million in fiscal year 2013, an increase of approximately $15.9 million, or 49.4%.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $134.3 million in fiscal year 2013 from $112.2 million in fiscal year 2012, an increase of $22.1 million, or 19.7%. As a percentage of net sales, SG&A expenses decreased 170 basis points to 25.1% in fiscal year 2013 compared to 26.8% in fiscal year 2012. The increase in SG&A expense was primarily the result of increases of $21.0 million in store-related expenses to support new store growth and $4.5 million of corporate-related expenses, partially offset by a decrease of $3.4 million in share-based compensation expense primarily related to the cancellation of certain stock options in exchange for the grant of restricted shares in March 2012. The remaining expense related to the cancellation of certain stock options in exchange for the grant of restricted shares from March 2012 was recognized in March 2014, when these shares became fully vested.
Interest Expense, Net
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
Seasonality
Our business is seasonal in nature with the highest level of net sales and net income generated in the fourth fiscal quarter due to the year-end holiday season and therefore, operating results for any fiscal quarter are not necessarily indicative of results for the full fiscal year. To prepare for the holiday season, we must order and keep in stock more merchandise than we carry during other parts of the year. We expect inventory levels, along with an increase in accounts payable and accrued expenses, generally to reach their highest levels in the third and fourth fiscal quarters in anticipation of the increased net sales during the year-end holiday season. As a result of this seasonality, and generally because of variation in consumer spending habits, we experience fluctuations in net sales, net income and working capital requirements during the year.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash flows from operations, historical equity financings and borrowings under our Revolving Credit Facility (defined in “-Line of Credit”). Our primary cash needs are for capital expenditures and working capital. During fiscal 2012, we also entered into a Term Loan Facility (defined in “-Term Loan Facility”) and used the proceeds to pay the 2012 Dividend in May 2012. As of January 31, 2015, we had no balance outstanding under the Term Loan Facility as we repaid the remaining principal balance outstanding under the Term Loan Facility in February 2014.
Capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make capital expenditures of approximately $56 million in fiscal 2015, which we expect to fund from cash generated from operations. We expect to devote approximately $22 million of our capital expenditure budget in fiscal 2015 to construct and open 70 new stores, with the remainder projected to be spent on our distribution centers, including the new distribution center in Pedricktown, New Jersey, corporate infrastructure and store relocations and remodels.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. During the fourth quarter of fiscal 2014, we borrowed approximately $7.0 million under our Revolving Credit Facility, which we repaid before the end of the quarter and incurred minimal interest.
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

Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Fiscal
	2014	2013	2012

Net cash provided by operating activities	$61.4	$31.2	$30.4
Net cash used in investing activities	(32.3)	(25.9)	(22.9)
Net cash (used in) provided by financing activities	(16.1)	(11.2)	7.3
Net increase (decrease) during period in cash and cash equivalents (1)	$13.0	$(5.9)	$14.8
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for fiscal 2014 was $61.4 million, an increase of $30.2 million compared to fiscal 2013. The increase was primarily due to an increase in operating cash flows from store performance. During fiscal 2014, we added 62 new stores and expect to add approximately 70 new stores in fiscal 2015.
Net cash provided by operating activities for fiscal 2013 was $31.2 million, an increase of $0.8 million compared to fiscal 2012. The increase was primarily due to an increase in operating cash flows from store performance offset by an increase in taxes paid of $14.2 million. During fiscal 2013, we added 60 net new stores and expect to add approximately 62 new stores in fiscal 2014.

Cash Used in Investing Activities
Net cash used in investing activities for fiscal 2014 was $32.3 million, an increase of $6.4 million compared to fiscal 2013 related solely to capital expenditures. The increase in capital expenditures was primarily for our new store construction, our distribution facilities and our corporate infrastructure.
Net cash used in investing activities for fiscal 2013 was $25.9 million, an increase of $3.0 million compared to fiscal 2012 related solely to capital expenditures. The increase in capital expenditures was primarily for our new store construction, our corporate infrastructure and our distribution facilities.

Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for fiscal year 2014 was $16.1 million, an increase of $4.9 million compared to net cash used in financing activities of $11.2 million in fiscal year 2013. The increase in net cash used in financing activities was primarily the result of the $19.5 million principal repayment on the Term Loan Facility in fiscal year 2014 compared to the $15.0 million principal repayment on the Term Loan Facility during fiscal year 2013. As of January 31, 2015, there was no balance outstanding under the Term Loan Facility.
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
During fiscal 2014, we borrowed approximately $7.0 million under our Revolving Credit Facility during the fourth quarter, which we repaid before the end of the quarter and incurred minimal interest. During fiscal 2013, we had no borrowings or interest expense under the Revolving Credit Facility. As of January 31, 2015 and February 1, 2014, we had approximately $20.0 million available on the line of credit.
All obligations under the Revolving Credit Facility are secured by substantially all of our assets and are guaranteed by the Subsidiary. As of January 31, 2015, we were in compliance with the covenants applicable to us under the Revolving Credit Facility.

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
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed for impairment using factors including, but not limited to, our future operating plans and projected cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In the event of a store closure, we will record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Based on the analysis performed, our management believes that there was no impairment of long-lived assets for each of the 2014, 2013 and 2012 fiscal years. The impairment loss analysis requires management to apply judgment and make estimates.
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
Share-Based Compensation
Our share-based compensation expense is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the employee's requisite service period (generally the vesting period of the equity grant). We recognize compensation expense based on the estimated grant date fair value of restricted stock awards and use the Black-Scholes option-pricing model for grants of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by a number of assumptions, such as our common stock fair value, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends. As a result, if any of the inputs or assumptions used in the Black-Scholes model change significantly, share-based compensation for future awards may differ materially compared with the awards granted previously.
We account for share-based compensation for non-employee stock options by using the Black-Scholes option-pricing model and record expense as the options vest. Non-employee options subject to vesting are required to be periodically revalued over their service period, which is generally the same as the vesting period.
There are significant judgments and estimates inherent in the determination of fair value of share-based awards. These judgments and estimates include determinations of an appropriate valuation method and the selection of appropriate inputs to be used in the valuation model. The use of alternative assumptions, including expected term, volatility, risk-free interest rate and dividend yield, could cause share-based compensation to differ significantly from what has been recorded in the past. Future share-based compensation cost will increase when we grant additional equity awards. Modifications, cancellations or repurchases of awards may require us to accelerate any remaining unearned share-based compensation cost or incur additional cost.
Prior to our IPO, we were a private company with no active public market for our common stock. Therefore, prior to the IPO, in connection with each grant of equity, the fair value of the common stock underlying the awards was determined by our board of directors, which intended all stock options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those stock options on the date of grant. We determined the estimated per share fair value of our common stock using contemporaneous valuations consistent with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, or the Practice Aid. In conducting these valuations, we considered all objective and subjective factors that we believed to be relevant, including our best estimate of our business condition, prospects and operating performance at the valuation date. Management, with the assistance of a third-party valuation firm engaged by us, used a range of factors, assumptions and methodologies to perform the valuations. The significant factors included:

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
Subsequent to the date of our IPO, the fair value of restricted stock awards are based on the closing price of our common stock on the grant date and the fair value of stock options are based on the Black-Scholes option-pricing model utilizing the closing price of our common stock on the grant date as the fair value of common stock in the model. We utilize the simplified method to estimate the expected term of the option. The expected volatility incorporates historical and implied volatility of similar entities whose share prices are publicly available. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
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

Contractual Obligations
The following table summarizes, as of January 31, 2015, our minimum rental commitments under operating lease agreements including assumed extensions, minimum payments for long-term debt and other obligations in future periods:

(In millions)	Payments Due By Period
	Total (1)	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (2)	$539.6	$64.7	$129.5	$125.4	$220.0
Purchase obligations (3)	2.9	2.9	—	—	—
Total	$542.5	$67.6	$129.5	$125.4	$220.0

(1)	The amounts in this table exclude obligations under employment agreements. For a discussion of the compensation of our executive officers, see Part III, Item 11 “Executive Compensation”.

(2)
Our store leases generally have initial lease terms of 10 years and include renewal options on substantially the same terms and conditions as the original lease. Also included in operating leases are our leases for the corporate office and distribution centers. We signed a lease for a new distribution center in Pedricktown, New Jersey, which we expect to begin in fiscal 2015, that has future minimum lease payments of approximately $44.6 million and expires in 2025.

(3)
Purchase obligations are primarily for materials that will be used in the construction of new stores and purchase commitments for infrastructure and systems that will be used by the corporate office and distribution centers.

From February 1, 2015 to March 26, 2015, we committed to 10 new store leases with terms of 10 years that have future minimum lease payments of approximately $24.2 million.

Off Balance Sheet Arrangements
For the fiscal year ended January 31, 2015, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

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
As of January 31, 2015, we had no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility provides for interest on borrowings, at the Company's option, at (a) a prime rate plus a margin of (i) 0.75% if excess availability is greater than or equal to 75%, (ii) 1.0% if excess availability is less than 75% but greater than or equal to 33% or (iii) 1.25% if excess availability is less than 33% or (b) a LIBOR-based rate plus a margin of (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. The Revolving Credit Facility further provides for a letter of credit fee equal to the LIBOR-based rate plus (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
We have audited the accompanying consolidated balance sheets of Five Below, Inc. and subsidiary as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, changes in convertible preferred stock and shareholders’ equity (deficit), and cash flows for each of the fiscal years in the three-year period ended January 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Five Below, Inc. and subsidiary as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Five Below, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 26, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 26, 2015

FIVE BELOW, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	January 31, 2015	February 1, 2014
Assets
Current assets:
Cash and cash equivalents	$63,186	$50,184
Inventories	115,652	89,377
Prepaid income taxes	1,939	1,497
Deferred income taxes	8,623	4,586
Prepaid expenses and other current assets	18,180	15,255
Total current assets	207,580	160,899
Property and equipment, net	86,998	70,381
Deferred income taxes	—	232
Other assets	284	542
	$294,862	$232,054

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—
Current portion of note payable	—	19,500
Accounts payable	39,222	34,013
Income taxes payable	14,442	6,007
Accrued salaries and wages	5,275	2,672
Other accrued expenses	20,462	17,550
Total current liabilities	79,401	79,742
Deferred rent and other	40,450	35,439
Deferred income taxes	742	—
Total liabilities	120,593	115,181
Commitments and contingencies (note 4)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 54,420,228 and 54,190,724 shares, respectively.	544	542
Additional paid-in capital	293,992	284,622
Accumulated deficit	(120,267)	(168,291)
Total shareholders’ equity	174,269	116,873
	$294,862	$232,054
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Fiscal Year
	2014	2013	2012
Net sales	$680,218	$535,402	$418,825
Cost of goods sold	442,427	347,386	268,989
Gross profit	237,791	188,016	149,836
Selling, general and administrative expenses	160,775	134,279	112,182
Operating income	77,016	53,737	37,654
Interest expense, net	125	1,513	2,374
Loss on debt extinguishment	244	266	1,594
Other income	(12)	—	(408)
Income before income taxes	76,659	51,958	34,094
Income tax expense	28,635	19,816	14,069
Net income	48,024	32,142	20,025
Dividend paid to preferred and unvested restricted shareholders	—	—	(65,403)
Net income attributable to participating securities	(20)	(465)	—
Net income (loss) attributable to common shareholders	$48,004	$31,677	$(45,378)
Basic income (loss) per common share	$0.89	$0.59	$(1.28)
Diluted income (loss) per common share	$0.88	$0.59	$(1.28)
Dividends declared and paid per common share	$—	$—	$2.02
Weighted average shares outstanding:
Basic shares	54,219,801	53,294,805	35,444,200
Diluted shares	54,573,855	53,741,860	35,444,200
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Changes in Convertible Preferred Stock and Shareholders’ Equity (Deficit)
(in thousands, except share and per share data)

	Series A 8% Convertible Preferred Stock		Shareholders’ Equity (Deficit)
			Common stock		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity (deficit)

	Shares	Amount	Shares	Amount
Balance, January 28, 2012	89,291,773	$191,855	16,248,797	$162	$3,691	$(133,612)	$(129,759)
Issuance of warrants to purchase common stock to professional service providers	—	—	—	—	43	—	43
Share-based compensation expense	—	—	2,027,678	20	12,122	—	12,142
Exercise of options and warrants to purchase common stock	—	—	31,898	1	238	—	239
Vesting of restricted shares related to stock option exercises	—	—	—	—	802	—	802
Repurchase of unvested restricted shares related to stock option exercises	—	—	(30,221)	—	3	—	3
Conversion of preferred stock	(89,291,773)	(191,855)	30,894,953	309	191,546	—	191,855
Issuance of common stock, net of issuance costs of $8,533	—	—	4,807,692	48	73,150	—	73,198
Dividend paid to shareholders	—	—	—	—	(12,605)	(86,846)	(99,451)
Excess tax benefit related to restricted shares and exercises of stock options and warrants	—	—	—	—	1,647	—	1,647
Net income	—	—	—	—	—	20,025	20,025
Balance, February 2, 2013	—	—	53,980,797	540	270,637	(200,433)	70,744
Share-based compensation expense	—	—	10,069	—	9,854	—	9,854
Exercise of options to purchase common stock	—	—	196,941	2	1,482	—	1,484
Vesting of restricted shares related to stock option exercises	—	—	—	—	239	—	239
Repurchase of unvested restricted shares related to stock option exercises	—	—	(648)	—	—	—	—
Excess tax benefit related to exercises of stock options	—	—	—	—	2,262	—	2,262
Issuance of common stock to employees under employee stock purchase plan	—	—	3,565	—	148	—	148
Net income	—	—	—	—	—	32,142	32,142
Balance, February 1, 2014	—	—	54,190,724	542	284,622	(168,291)	116,873
Share-based compensation expense	—	—	—	—	5,757	—	5,757
Issuance of unrestricted stock awards	—	—	4,324	—	160	—	160
Exercise of options to purchase common stock	—	—	207,809	2	1,479	—	1,481
Vesting of restricted shares	—	—	—	—	61	—	61
Vesting of restricted stock units	—	—	22,286	—	—	—	—
Purchase and retirement of treasury shares	—	—	(9,173)	—	(314)	—	(314)
Repurchase of unvested restricted shares related to stock option exercises	—	—	(87)	—	(1)	—	(1)
Excess tax benefit related to exercises of stock options	—	—	—	—	2,049	—	2,049
Issuance of common stock to employees under employee stock purchase plan	—	—	4,345	—	179	—	179
Net income	—	—	—	—	—	48,024	48,024
Balance, January 31, 2015	—	$—	54,420,228	$544	$293,992	$(120,267)	$174,269
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year
	2014	2013	2012
Operating activities:
Net income	$48,024	$32,142	$20,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,202	13,469	9,599
Gain on conversion of note payable	—	—	(200)
Loss on debt extinguishment	244	266	1,594
Loss on disposal of property and equipment	175	515	58
Amortization of deferred financing costs	25	251	455
Warrant expense related to professional service providers for services rendered	—	—	43
Share-based compensation expense	5,931	10,092	12,324
Deferred income tax (benefit) expense	(3,063)	(5,074)	3,812
Changes in operating assets and liabilities:
Prepaid income taxes	(442)	(1,461)	(36)
Inventories	(26,275)	(28,546)	(22,041)
Prepaid expenses and other assets	(2,936)	(3,597)	(4,133)
Accounts payable	3,060	4,083	3,369
Income taxes payable	8,435	(1,076)	(2,056)
Accrued salaries and wages	2,603	(1,532)	(5,050)
Deferred rent	5,669	8,384	7,723
Other accrued expenses	2,778	3,271	4,877
Net cash provided by operating activities	61,430	31,187	30,363
Investing activities:
Capital expenditures	(32,322)	(25,931)	(22,890)
Net cash used in investing activities	(32,322)	(25,931)	(22,890)
Financing activities:
Borrowing on note payable under Term Loan Facility	—	—	100,000
Repayment of note payable under Term Loan Facility	(19,500)	(15,000)	(65,500)
Borrowing on note payable under Revolving Credit Facility	7,000	—	—
Repayment of note payable under Revolving Credit Facility	(7,000)	—	—
Cash paid for debt financing costs	—	(40)	(2,751)
Repayment of other note payable	—	—	(50)
Net proceeds from issuance of common stock	179	148	73,198
Proceeds from exercise of warrants and options to purchase common stock	1,481	1,484	239
Repurchase of common stock	(314)	—	—
Repurchase of unvested restricted shares related to stock option exercises	(1)	(7)	(17)
Dividends paid to shareholders	—	—	(99,451)
Excess tax benefit related to restricted shares and exercise of stock options and warrants	2,049	2,262	1,647
Net cash (used in) provided by financing activities	(16,106)	(11,153)	7,315
Net increase (decrease) in cash and cash equivalents	13,002	(5,897)	14,788
Cash and cash equivalents at beginning of year	50,184	56,081	41,293
Cash and cash equivalents at end of year	$63,186	$50,184	$56,081
Supplemental disclosures of cash flow information:
Interest paid	$129	$1,259	$2,056
Income taxes paid	$21,587	$25,039	$10,803
Non-cash investing activities
(Decrease) increase in accrued purchases of property and equipment	$(1,673)	$606	$(3,770)
See accompanying notes to consolidated financial statements.

Five Below, Inc.
Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Description of Business
Five Below, Inc. (collectively with its wholly owned subsidiary as the "Company") is a specialty value retailer offering merchandise targeted at the teen and pre-teen demographic. The Company offers an edited assortment of products, priced at $5 and below. The Company’s edited assortment of products includes select brands and licensed merchandise. The Company believes its merchandise is readily available, and that there are a number of potential vendors that could be utilized, if necessary, under approximately the same terms the Company is currently receiving; thus, it is not dependent on a single vendor or a group of vendors.
The Company is incorporated in the Commonwealth of Pennsylvania and, as of January 31, 2015, operated in 21 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee and Maine. As of January 31, 2015 and February 1, 2014, the Company operated 366 stores and 304 stores, respectively, each operating under the name “Five Below.”
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
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to “fiscal year 2014” or “fiscal 2014” refer to the period from February 2, 2014 to January 31, 2015 and consists of a 52-week fiscal year. References to “fiscal year 2013” or “fiscal 2013” refer to the period from February 3, 2013 to February 1, 2014 and consists of a 52-week fiscal year. References to “fiscal year 2012” or “fiscal 2012” refer to the period from January 29, 2012 to February 2, 2013 and consists of a 53-week fiscal year.

(c)	Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity date of three months or less when purchased to be cash equivalents. Our cash equivalents consist of credit and debit card transactions and money market funds, which are classified as cash and cash equivalents in the accompanying consolidated balance sheets. The majority of payments due from banks for third-party credit card and debit card transactions resulting from customer purchases at the Company’s retail stores process within 24 to 48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. Amounts due from banks for these transactions classified as cash equivalents totaled $3.1 million and $2.3 million as of January 31, 2015 and February 1, 2014, respectively. Book overdrafts, which are outstanding checks in excess of funds on deposit, are recorded within accounts payable in the accompanying consolidated balance sheets and within operating activities in the accompanying consolidated statements of cash flows. As of January 31, 2015 and February 1, 2014, the Company had cash and cash equivalents of $63.2 million and $50.2 million. The Company’s cash accounts are primarily maintained with one financial institution.

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
The Company’s financial instruments consist primarily of cash equivalents, accounts payable, and borrowings under a line of credit (as defined in note 3). The Company believes that: (1) the carrying value of cash equivalents and accounts payable are representative of their respective fair value due to the short-term nature of these instruments; and (2) the carrying value of the borrowings under the line of credit approximates their fair value because the line of credit’s interest rates vary with market interest rates. As of January 31, 2015 and February 1, 2014, the Company had cash equivalents of $43.1 million and $2.3 million, respectively. The Company’s cash equivalents consist of credit and debit card receivables and money market funds. Fair value for cash equivalents were determined based on Level 1 inputs.

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
Depreciation and amortization is recorded using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases, if applicable. The estimated useful lives are three to ten years for furniture and fixtures and computers and equipment. Store leasehold improvements are amortized over the shorter of the useful life or the lease term plus assumed extensions, which is generally 10 years. Depreciation and amortization expense for property and equipment, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations, was $17.2 million, $13.5 million and $9.6 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.
Property and equipment, net, consists of the following (in thousands):

	January 31, 2015	February 1, 2014
Furniture and fixtures	$54,933	$44,112
Leasehold improvements	64,109	51,736
Computers and equipment	20,017	15,903
Construction in process	7,324	2,627
Property and equipment, gross	146,383	114,378
Less: Accumulated depreciation and amortization	(59,385)	(43,997)
Property and equipment, net	$86,998	$70,381

(g)	Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its Company's most recent analysis, management believes that no impairment of long-lived assets exists as of January 31, 2015.

(h)	Deferred Financing Costs
Deferred financing costs (note 3) are amortized to interest expense over the term of the related credit agreement. Amortization expense in fiscal 2014, fiscal 2013 and fiscal 2012 was $24.7 thousand, $0.3 million and $0.5 million, respectively. In connection with the repayments of the $100.0 million term loan facility in the amounts of $19.5 million, $15.0 million and $65.5 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively, we wrote-off approximately $0.2 million, $0.3 million and $1.6 million of deferred financing costs in fiscal 2014, fiscal 2013 and fiscal 2012, respectively, which is included in loss on debt extinguishment in the accompanying consolidated statements of operations.

(i)	Leases
The Company leases store locations, distribution centers, and equipment used in its operations and evaluates and classifies its leases as operating or capital leases for financial reporting purposes. Any assets held under a capital lease are included in property and equipment, net. As of January 31, 2015 and February 1, 2014, the Company had no material capital leases.
Operating lease expense is recorded on a straight-line basis over the lease term. At the inception of a lease, the Company determines the lease term, which includes periods under the exercise of renewal options that are reasonably assured. Renewal options are exercised at the Company's sole discretion. The corporate headquarters is leased under a lease agreement expiring in 2022, with options to renew for two successive five-year periods. The distribution center located in New Castle, Delaware is leased under a lease agreement expiring in 2016 with options to renew for two successive five-year periods. The distribution center in Olive Branch, Mississippi is leased under a lease agreement expiring in 2022 with options to renew for three successive five-year periods. The new distribution center in Pedricktown, New Jersey is leased under a lease agreement which we expect to begin in fiscal 2015 and to expire in 2025 with options to renew for three successive five-year periods. Generally, the Company’s store leases have expected lease terms of ten years, which are comprised of an initial term of ten years or an initial term of five years and one assumed five-year extension, resulting in a ten-year life. The expected lease term is used to determine whether a lease is capital or operating and to calculate straight-line rent expense.
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

(j)	Deferred Rent and Other
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

The following table summarizes the Company's deferred rent and other long-term liabilities balances (in thousands):

	January 31, 2015	February 1, 2014
Current:
Deferred rent (1)	$3,711	$2,965
Total current liabilities	$3,711	$2,965

Long-term:
Deferred rent	$40,122	$35,198
Other	328	241
Total long-term liabilities	$40,450	$35,439

(1)	The current portion of deferred rent is included in the other accrued expenses line item in the accompanying consolidated balance sheets.

(k)	Share-based Compensation
The Company measures the cost of employee services received in exchange for share-based compensation based on the grant date fair value of the employee stock award. Incremental compensation costs arising from subsequent modifications of awards after the grant date must also be recognized. The Company recognizes compensation expense based on the estimated grant date fair value of restricted stock awards, and using the Black-Scholes option-pricing model for grants of stock options which are both recorded on a straight-line basis over the vesting period for the entire award. Share-based compensation cost recognized and included in expenses for fiscal 2014, fiscal 2013 and fiscal 2012, was $5.9 million, $10.1 million and $12.3 million, respectively. Fiscal 2012 was impacted by additional compensation expense of $5.4 million related to certain modifications of outstanding options (note 6).

(l)	Revenue Recognition
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

(m)	Cost of Goods Sold
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

(n)	Selling, General and Administrative Expenses
Selling, general and administrative expenses include payroll and other compensation, marketing and advertising expense, depreciation and amortization expense, and other selling and administrative expenses.

(o)	Vendor Allowances
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

(p)	Store Pre-Opening Costs
Costs incurred between completion of a new store location’s construction and its opening (pre-opening costs) are charged to expense as incurred. Pre-opening costs were $4.6 million, $4.3 million and $3.5 million in fiscal 2014, fiscal 2013, and fiscal 2012, respectively, and are recorded in the accompanying consolidated statements of operations based on the nature of the expense.

(q)	Advertising Costs
Advertising costs are charged to expense the first time the advertising takes place. Advertising expenses were $19.3 million, $15.6 million and $12.0 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

(r)	Income Taxes
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

(s)	Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

(t)	Use of Estimates
The preparation of consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation allowances for inventories, income taxes and share-based compensation expense.

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
The two-class method is used to calculate basic and diluted income (loss) per common share since the Company's preferred and certain restricted stock were participating securities. The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, basic income (loss) per common share is computed by dividing net income (loss) attributable to common shares after allocation of income to participating securities by the weighted-average number of common shares outstanding during the year. Diluted income (loss) per common share is computed using the more dilutive of the two-class method or the if-converted method. In periods of net loss, no effect is given to participating securities since they do not contractually participate in the losses of the Company. The two-class method is the more dilutive method for fiscal 2014, fiscal 2013 and fiscal 2012. As of January 31, 2015, the Company no longer has any outstanding participating securities.
The following table reconciles net income (loss) and the weighted average common shares outstanding used in the computations of basic and diluted income (loss) per common share (in thousands, except for share and per share data):

	Fiscal Year
	2014	2013	2012
Numerator:
Net income	$48,024	$32,142	$20,025
Dividend paid to preferred shareholders	—	—	(62,504)
Dividend paid to unvested restricted shareholders	—	—	(2,899)
Net income attributable to participating securities	(20)	(465)	—
Net income (loss) attributable to common shareholders	$48,004	$31,677	$(45,378)
Denominator:
Weighted average common shares outstanding - basic	54,219,801	53,294,805	35,444,200
Dilutive impact of options, restricted stock units, and employee stock purchase plan	354,054	447,055	—
Weighted average common shares outstanding - diluted	54,573,855	53,741,860	35,444,200
Per common share:
Basic income (loss) per common share	$0.89	$0.59	$(1.28)
Diluted income (loss) per common share	$0.88	$0.59	$(1.28)

For fiscal 2014 and fiscal 2013, $20.0 thousand and $0.5 million respectively, of net income was attributable to participating securities, as the two-class method was more dilutive, and the remainder was attributable to common shareholders. For fiscal 2012, as the Company was in a net loss position after recognition of the payment of dividends, the net losses were solely attributable to common shareholders.
The effects of the assumed exercise of stock options outstanding as of January 31, 2015 for 593,773 shares of common stock were excluded from the fiscal 2014 calculation of diluted net income per share as their impact would have been anti-dilutive.
The effects of non-vested restricted stock units outstanding as of January 31, 2015 for 3,930 shares of common stock were excluded from the fiscal 2014 calculation of diluted net income per share as their impact would have been anti-dilutive.
The effects of the assumed exercise of stock options outstanding as of February 1, 2014 for 388,197 shares of common stock were excluded from the fiscal 2013 calculation of diluted net income per share as their impact would have been anti-dilutive.
The effects of the assumed exercise of the combined stock options and warrants and vesting of restricted share awards outstanding as of February 2, 2013 of 2,573,490, and the impact of shares to be issued under the Company's Employee Stock Purchase Plan, which is minor, were excluded from the fiscal 2012 calculation of diluted net loss as the effect would be anti-dilutive due to a net loss to common shareholders.

The aforementioned excluded shares do not reflect the impact of any incremental repurchases under the treasury stock method.

(3)	Financing Transactions and Line of Credit
Financing Transactions
On May 16, 2012, the Company entered into a $100.0 million term loan facility with Goldman Sachs Bank USA as administrative agent for a syndicate of lenders (the “Term Loan Facility”). The Company used the net proceeds from the Term Loan Facility and cash on hand to pay a dividend on all outstanding shares of the Company's common stock and Preferred Stock totaling $99.5 million. On the same day, the Company amended and restated its existing senior secured Revolving Credit Facility with Wells Fargo Bank, National Association, which is defined below under “—Line of Credit.” The Company refers to the Term Loan Facility, the amendment and restatement of the Revolving Credit Facility and related transactions as the “Financing Transactions.” On June 12, 2013 in connection with the Restructuring, the Subsidiary acceded to the credit agreement and certain ancillary documents to the Company's Term Loan Facility as a guarantor of the Company's obligations thereunder.
In July 2012, the Company repaid $65.3 million of principal on the Term Loan Facility and $0.7 million of interest. In October 2012 and May 2013, the Company repaid $0.3 million and $15.0 million, respectively, of principal on the Term Loan Facility. In February 2014, the Company repaid the remaining principal balance outstanding under the Term Loan Facility of $19.5 million. As of January 31, 2015, there was no principal balance outstanding under the Term Loan Facility.
In connection with the $65.5 million, $15.0 million and $19.5 million of principal repayments on the Term Loan Facility in fiscal 2012, fiscal 2013, and fiscal 2014, respectively, approximately $1.6 million, $0.3 million and $0.2 million of the deferred financing costs were written off and included in loss on debt extinguishment in the consolidated statements of operations, respectively.
During fiscal 2014, fiscal 2013 and fiscal 2012 the Company recorded $0.1 million, $1.5 million and 2.4 million, respectively, in interest expense, including amortization of deferred financing fees of $24.7 thousand, $0.3 million and $0.5 million, respectively.
The Company had approximately $0.1 million and $0.2 million of remaining deferred financing fees as of January 31, 2015 and February 1, 2014, respectively.
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
During fiscal 2014, we borrowed approximately $7.0 million under our Revolving Credit Facility during the fourth quarter, which we repaid before the end of the quarter and incurred minimal interest. During fiscal 2013 and fiscal 2012, the Company had no borrowings or interest expense under the Revolving Credit Facility.
As of January 31, 2015 and February 1, 2014, the Company had approximately $20.0 million available on the line of credit. As of February 2, 2013, the Company had approximately $20.0 million available on the line of credit of which $19.7 million was available and $0.3 million was issued but undrawn on an outstanding letter of credit obligation.
All obligations under the Revolving Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the Subsidiary. As of January 31, 2015 and February 1, 2014, the Company was in compliance with the covenants applicable to it under the Revolving Credit Facility.

(4)	Commitments and Contingencies
Commitments
Leases
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
The Company’s minimum rental commitments under operating lease agreements, including assumed extensions, as of January 31, 2015, are as follows (in thousands):

Fiscal Year	Retail stores	Corporate office and distribution centers	Total

2015	$57,985	$6,751	$64,736
2016	58,600	6,744	65,344
2017	57,532	6,603	64,135
2018	55,856	7,128	62,984
2019	54,664	7,748	62,412
Thereafter	182,805	37,195	220,000
	$467,442	$72,169	$539,611
Rent expense, including base and contingent rent under operating leases, was $53.6 million, $41.8 million and $32.8 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Contingent rents were $0.5 million, $0.5 million and $0.5 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.
From February 1, 2015 to March 26, 2015, the Company committed to 10 new store leases with terms of 10 years that have future minimum lease payments of approximately $24.2 million.
Other contractual commitments
The Company has employment agreements with certain key employees that provide for, among other things, salary, bonus, severance, and change-in-control provisions. The severance and change of control provisions under these agreements provide for additional payments upon employee separation of up to approximately $5.7 million.

As of January 31, 2015, the Company has other purchase commitments of approximately $2.9 million consisting of purchase agreements for materials that will be used in the construction of new stores.
Contingencies
Legal Matters
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial condition or results of operations. On January 9, 2015, a putative class action was filed against Five Below, Inc. and certain of the Company's current and former senior officers in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of the Company's investors who purchased our publicly traded securities between June 5, 2014 and December 4, 2014. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company. In addition, on February 25, 2015, a shareholder derivative complaint was filed on behalf of Five Below, as nominal defendant, and asserting claims against certain of the Company's directors in the United States District Court for the District of Rhode Island. The complaint in this action alleges various violations of state law, including breach of fiduciary duties, arising from the alleged federal securities violations asserted in the securities class action. The Company intends to vigorously defend against these actions, which the Company believes to be without merit. The potential impact of these actions, which seek unspecified damages, attorneys’ fees and expenses, is uncertain.

(5)	Shareholders’ Equity (Deficit)
As of January 31, 2015, the Company is authorized to issue 120,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock. The holders of the common stock are entitled to one vote per share of common stock and are entitled to receive dividends if declared by the board of directors. The preferred stock may be issued from time to time in series as designated by the board of directors. The designations, powers, preferences, voting rights, privileges, options, conversion rights, and other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof shall be designated by the board of directors.
Preferred Stock
On October 14, 2010, the Company issued 89,291,773 shares of Series A 8% Convertible Preferred Stock for cash proceeds of $191.9 million, net of offering costs of $2.1 million.
The shares of Series A 8% Convertible Preferred Stock were entitled to receive cumulative dividends of 8% of their original issue price of $2.17 per share per year compounded annually and payable in cash when and if declared by the Company’s board of directors; however, the Company could not pay, unless otherwise consented to by the holders of Series A 8% Convertible Preferred Stock, any dividends on common stock unless an equal amount of dividends per share (on an as converted basis) was simultaneously paid to the holders of the Series A 8% Convertible Preferred Stock. Effective immediately prior to the closing of the Company's initial public offering (the "IPO") on July 24, 2012, all outstanding shares of Series A 8% Convertible Preferred Stock were converted into 30,894,953 shares of common stock and ceased to be entitled to the payment of any dividends that accrued on such shares as of the effective time of the conversion. The Series A 8% Convertible Preferred Stock was presented outside of shareholders’ equity since its redemption under certain circumstances was beyond the control of the Company’s management.
Common Stock
The Company and its shareholders have entered into an Amended and Restated Investor Rights Agreement and a Second
Amended and Restated Shareholders Agreement, which provided for, among others, certain registration, information, first refusal, co-sale, observer, bring along and board of director voting rights. The Second Amended and Restated Shareholders Agreement also provided for certain restrictions and obligations with respect to the stock of the Company held by the Company’s shareholders, including limits on the transfer of stock held by shareholders. The material provisions of the Second Amended and Restated Shareholders Agreement were terminated in connection with the Company’s IPO. In addition, in connection with the IPO, the parties amended the agreement to terminate all rights except for certain registration rights, which requires the Company to register shares of our common stock held by certain shareholders in the event the Company registers for sale, either for the Company’s own account or for the account of others, shares of the Company’s common stock in certain offerings.
In March 2012, options to purchase 2,020,620 shares of common stock granted during fiscal 2010, including options to purchase 1,010,310 shares that were subject to time-based and performance-based vesting, were cancelled and an equal number of restricted shares were granted. One-third of the shares vested in March 2012, one-third of the shares vested in March 2013, and the remaining one-third vested in March 2014, which was the second anniversary of the grant.

In connection with the cancellation and grant, the Company recorded a total compensation expense of $17.4 million including $5.3 million which was recorded on the date of the modification and the remainder was recorded on a straight-line basis over the two-year vesting period.
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
On September 27, 2012, the Company’s board of directors approved the Five Below, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”), which remained subject to shareholder approval. The Company's shareholders approved the ESPP on May 30, 2013 at the Company's annual meeting of shareholders. The ESPP's effective date is retroactive to January 1, 2013 and is intended to be qualified as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986. The number of shares of common stock reserved for issuance, which is subject to other limitations, is 500,000 shares. The ESPP allows eligible employees the opportunity to purchase, subject to limitations, shares of the Company’s common stock through payroll deductions at a discount of 10% of the fair market value of such shares on the purchase date. In fiscal 2013, the Company issued 3,565 shares of common stock under the ESPP resulting in proceeds of approximately $0.1 million and recorded share-based compensation expense of $13.5 thousand in connection with the ESPP related to the amount of the discount. In fiscal 2014, the Company issued 4,345 shares of common stock under the ESPP resulting in proceeds of approximately $0.2 million and recorded share-based compensation expense of $16.4 thousand in connection with the ESPP related to the amount of the discount.
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
On July 1, 2013, the Company completed a secondary public offering of 6,900,000 shares of common stock at a price of $36.00 per share. The shares sold in the secondary public offering were registered under the Securities Act pursuant to the Company's registration statement on Form S-1 (File No. 333-188578), which was declared effective by the Securities and Exchange Commission on June 26, 2013. All of the shares sold in the secondary public offering were sold by selling shareholders and the Company did not receive any proceeds. The Company incurred fees of approximately $1.0 million related to legal, accounting and other fees in connection with the secondary public offering, which are included in selling, general and administrative expenses in the consolidated statement of operations for fiscal 2014.
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
Equity Incentive Plan
Effective July 26, 2002, the Company adopted the 2002 Equity Incentive Plan (the “Plan”) pursuant to which the Company’s board of directors may grant stock options, restricted shares and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7,600,000 shares under the Plan. As of January 31, 2015, 4,031,938 stock options, restricted shares, or restricted stock units were available for grant.
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
Stock option activity under the Plan was as follows:

	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term
Balance as of January 28, 2012	2,627,955	6.47	9.0
Granted	687,416	14.96
Forfeited	(98,048)	9.14
Cancelled (see note 5)	(2,020,620)	6.30
Exercised	(8,886)	4.12
Balance as of February 2, 2013 (1)	1,187,817	10.43	9.3
Granted	554,500	38.92
Forfeited	(205,456)	20.23
Cancelled	(35,300)	30.19
Exercised	(196,941)	7.55
Balance as of February 1, 2014 (1)	1,304,620	20.90	8.5
Granted	253,973	36.18
Forfeited	(169,850)	31.75
Cancelled	(20,000)	39.41
Exercised	(207,809)	7.11
Balance as of January 31, 2015 (1)	1,160,934	$24.80	8.0
Exercisable as of January 31, 2015	387,586	$10.74	7.0
(1) The weighted-average exercise price as of January 31, 2015, February 1, 2014 and February 2, 2013, respectively, reflects the adjustment of $2.02 per share resulting from the dividend declared on May 15, 2012 as described above.

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
The fair value of each option award granted to employees including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2014	2013	2012
Expected volatility	47.9%	50.0%	50.0%
Risk-free interest rate	1.9%	1.4%	1.3%
Expected life of options	6.4 years	6.3 years	6.3 years
Expected dividend yield	—%	—%	—%
The Company uses the simplified method to estimate the expected term of the option. The expected volatility incorporates historical and implied volatility of similar entities whose share prices are publicly available. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The per-share weighted average grant-date fair value of stock options granted to employees in fiscal 2014, fiscal 2013 and fiscal 2012 was $17.59, $18.90 and $7.42 respectively. The total intrinsic value of stock options exercised during fiscal 2014, fiscal 2013 and fiscal 2012 was $7.0 million, $7.2 million and $0.2 million, respectively. The aggregate intrinsic value of stock options exercisable and stock options outstanding as of January 31, 2015 was $8.8 million and $12.7 million, respectively. In fiscal 2014, fiscal 2013 and fiscal 2012, the Company received cash from the exercise of options of $1.5 million, $1.5 million, $36.0 thousand, respectively, and excess tax benefits from option exercises and restricted stock of $2.0 million, $2.3 million and $1.6 million, respectively. Upon option exercise, we issued new shares of common stock.
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
RSU and PSU activity under the plan was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of February 1, 2014	—	$—	—	$—
Granted	175,772	35.84	396,055	38.20
Vested	(22,286)	34.40	—	—
Forfeited	(5,716)	38.52	(3,874)	38.71
Non-vested balance as of January 31, 2015	147,770	$35.95	392,181	$38.20
In connection with the vesting of RSU's during the year ended January 31, 2015, we purchased and immediately retired 9,173 shares with an aggregate value of $0.3 million in satisfaction of minimum tax withholding obligations.
As of January 31, 2015, there was $27.9 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, restricted stock units and performance-based restricted stock units) granted under the Plan. That cost is expected to be recognized over a weighted average vesting period of 3.3 years.

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
As of January 31, 2015, no valuation allowance has been provided for net deferred tax assets as management believes that it is more likely than not that the Company will realize all deferred tax assets as of January 31, 2015.
The components of the income tax expense are as follows (in thousands):

	Fiscal Year
	2014	2013	2012
Current:
Federal	$28,480	$21,718	$8,127
State	3,218	3,172	2,130
	31,698	24,890	10,257
Deferred:
Federal	(2,544)	(3,977)	3,043
State	(519)	(1,097)	769
	(3,063)	(5,074)	3,812
Income tax expense	$28,635	$19,816	$14,069
The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year
	2014	2013	2012
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.2	2.6	5.5
Other	0.2	0.5	0.8
	37.4%	38.1%	41.3%

 The effective tax rate for fiscal 2014 compared to fiscal 2013 was primarily impacted by changes in the mix of pretax income across state jurisdictions and the Company's operating entities as a result of the Restructuring. The effective tax rate for fiscal 2013 compared to fiscal 2012 was primarily impacted by changes in the mix of pretax income across state jurisdictions and the Company's operating entities as a result of the Restructuring in fiscal 2013 and permanent book to tax differences related to fees paid for the secondary public offering in fiscal 2012.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are (in thousands):

	January 31, 2015	February 1, 2014

Deferred tax assets:
Inventories	$6,858	$5,430
Deferred revenue	189	142
Accrued bonus	915	194
Deferred rent	17,250	15,192
Other	2,512	1,665
Deferred tax assets	27,724	22,623
Deferred tax liabilities:
Property and equipment	(18,912)	(16,623)
Other	(931)	(1,182)
Deferred tax liabilities	(19,843)	(17,805)
	$7,881	$4,818
Total income taxes paid during fiscal 2014, fiscal 2013, and fiscal 2012 were $21.6 million, $25.0 million and $10.8 million, respectively.
The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s balance sheets as of January 31, 2015 and February 1, 2014, and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for fiscal 2014, fiscal 2013, or fiscal 2012.
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
Effective February 1, 2007, the Company implemented the Five Below 401(k) Retirement Savings Plan for all employees who have at least 1 year of service, worked at least 1,000 hours, and are 21 years of age. Employees can contribute up to the maximum amount allowed under law. The Company may make discretionary matching and profit sharing contributions, which vest over a period of 5 years from each employee’s commencement of employment with the Company. During fiscal 2014, fiscal 2013 and fiscal 2012, the Company made discretionary contributions of $0.3 million, $0.2 million and $52.0 thousand, respectively.

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
Set forth below is data for the following groups of products: leisure, fashion and home, and party and snack. The percentage of net sales represented by each product group for each of the last three fiscal years was as follows:

Sales by Product Group	Percentage of Net Sales
	Fiscal Year
	2014	2013	2012
Leisure	51.0%	51.7%	52.6%
Fashion and home	29.3%	29.3%	30.3%
Party and snack	19.7%	19.0%	17.1%
Total	100.0%	100.0%	100.0%
Leisure includes items such as sporting goods, games, toys, tech, books, electronic accessories, and arts and crafts. Fashion and home includes items such as personal accessories, “attitude” t-shirts, beauty offerings, home goods and storage options. Party and snack includes items such as party and seasonal goods, greeting cards, candy and other snacks, and beverages.
(10) Quarterly Results of Operations and Seasonality (Unaudited)
Quarterly financial results for fiscal 2014 and fiscal 2013 were as follows: (in thousands except for per share data).

	Fiscal Year 2014 (1)				Fiscal Year 2013 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$263,756	$137,979	$152,479	$126,004	$211,964	$110,747	$117,087	$95,604
Gross profit	$106,328	$41,623	$50,905	$38,935	$84,169	$34,234	$39,400	$30,213
Net income	$33,313	$3,311	$8,320	$3,080	$24,826	$1,677	$4,069	$1,570
Basic income income per common share	$0.61	$0.06	$0.15	$0.06	$0.46	$0.03	$0.08	$0.03
Diluted income income per common share	$0.61	$0.06	$0.15	$0.06	$0.45	$0.03	$0.07	$0.03
(1) The sum of the quarterly per share amounts may not equal per share amounts reported for the fiscal year due to rounding.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e), as of the end of the period covered by this Annual Report on Form 10-K pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended January 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of January 31, 2015. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of January 31, 2015, the company maintained effective internal control over financial reporting at a reasonable assurance level.

The effectiveness of the company’s internal control over financial reporting as of January 31, 2015 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report dated March 26, 2015 that appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Five Below, Inc.:
We have audited Five Below, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Five Below, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting presented above. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Five Below, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Five Below, Inc. and subsidiary as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, changes in convertible preferred stock and shareholders’ equity (deficit), and cash flows for each of the fiscal years in the three-year period ended January 31, 2015, and our report dated March 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 26, 2015
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is included in the “Board of Directors–Nominees for Election to the Board of Directors for a Three-Year Term Expiring at the 2017 Annual Meeting,” “Board of Directors–Members of the Board of Directors Continuing in Office for a Term Expiring at the 2015 Annual Meeting,” “Board of Directors–Members of the Board of Directors Continuing in Office for a Term Expiring at the 2016 Annual Meeting,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors–Code of Business Conduct and Ethics,” “Board of Directors–Committees of the Board of Directors,” and “Board of Directors–Director Nomination Process” sections of our proxy statement for the 2014 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than May 31, 2015, and is incorporated by reference herein.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is included in the “Compensation Discussion and Analysis,” “Executive Compensation,” “Board of Directors–Director Compensation,” “Board of Directors–Board Leadership Structure and Board’s Role in Risk Oversight,” “Board of Directors–Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” sections of our proxy statement for the 2015 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than May 31, 2015, and is incorporated by reference herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item 12 is included in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of our proxy statement for the 2015 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than May 31, 2015, and is incorporated by reference herein.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included in the “Certain Relationships and Related Party Transactions” and “Board of Directors–Director Independence” sections of our proxy statement for the 2015 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than May 31, 2015, and is incorporated by reference herein.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in the “Proposal 3, Ratification of Independent Registered Public Accounting Firm” section of our proxy statement for the 2015 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than May 31, 2015, and is incorporated by reference herein.
PART IV
ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(a)    1. Consolidated Financial Statements
The consolidated financial statements of the Company filed as part of this Annual Report on Form 10-K are included in Part II, Item 8 beginning on page 44:

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

3.2	Amended Bylaws, as currently in effect (filed herewith)

4.1
Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on July 9, 2012)

10.1
Amended and Restated Investor Rights Agreement, dated September 1, 2010, by and among Five Below, Inc., the Significant Common Shareholders signatory thereto, the Series A Preferred Shareholders signatory thereto and the Other Holders party thereto and any other Persons signatory thereto from time to time (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.2
First Amendment to Amended and Restated Investor Rights Agreement, dated October 14, 2010, by Five Below, Inc. (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.3
Second Amendment to Amended and Restated Investor Rights Agreement, dated May 23, 2012, by and among Five Below, Inc., the Significant Common Shareholders signatory thereto and the Series A Preferred Shareholders signatory thereto (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on May 24, 2012)

10.4
Second Amended and Restated Shareholders Agreement, dated September 1, 2010, by and among Five Below, Inc. and the Shareholders party thereto and any other Persons signatory thereto from time to time (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.5
First Amendment to Second Amended and Restated Shareholders Agreement, dated October 14, 2010, by Five Below, Inc. (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.6
Second Amendment to Second Amended and Restated Shareholders Agreement, dated November 22, 2011, by and among Five Below, Inc. and the Consenting Shareholders signatory thereto (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.7
Third Amendment to Second Amended and Restated Shareholders Agreement, dated May 23, 2012, by and among Five Below, Inc. and the Shareholders party thereto and any other Persons signatory thereto from time to time (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on May 24, 2012)

10.8a†
Form of Non-Qualified Stock Option Agreement (Employees) (used for options granted prior to May 21, 2013) (incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.8b†
Form of Non-Qualified Stock Option Agreement (Employees) (used for options granted after to May 21, 2013) (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed with the Commission on September 10, 2013)

10.8c†
Form of Non-Qualified Stock Option Agreement for Employees (used for options granted after June 30, 2014) (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Commission on June 30, 2014)

10.9a†
Form of Non-Qualified Stock Option Agreement (Executives) (used for options granted prior to May 21, 2013) (incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.9b†
Form of Non-Qualified Stock Option Agreement (Executives) (used for options granted after to May 21, 2013) (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed with the Commission on September 10, 2013)

10.9c†
Form of Non-Qualified Stock Option Agreement for Executives (used for options granted after June 30, 2014) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on June 30, 2014)

10.10†
Form of Award Agreement for Restricted Shares under the Five Below, Inc. Equity Incentive Plan (Employees) (incorporated by reference to Exhibit 10.14 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on June 12, 2012)

10.11†
Form of Award Agreement for Restricted Shares under the Five Below, Inc. Equity Incentive Plan (Directors) (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Commission on March 11, 2013)

10.12†	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Commission on June 30, 2014)

10.13†	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Commission on December 5, 2014)

10.14†
Five Below, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.15 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on June 12, 2012)

10.15†
Five Below, Inc. Performance Bonus Plan (incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on June 12, 2012)

10.16†
Form of Director and Officer Indemnification Agreement(incorporated by reference to Exhibit 10.17 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on May 24, 2012)

10.17†
Letter Employment Agreement, dated October 14, 2010, by and between David Schlessinger and Five Below, Inc. (incorporated by reference to Exhibit 10.17 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.18†
Amendment to Employment Agreement, dated September 28, 2011, by and between David Schlessinger and Five Below, Inc. (incorporated by reference to Exhibit 10.18 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.19†
Letter Employment Agreement, dated October 14, 2010, by and between Thomas Vellios and Five Below, Inc. (incorporated by reference to Exhibit 10.19 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.20†
Amendment to Employment Agreement, dated September 28, 2011, by and between Thomas Vellios and Five Below, Inc. (incorporated by reference to Exhibit 10.20 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.21†
Amendment, dated February 18, 2015, to Employment Letter, dated October 14, 2015, as amended, by and between Thomas Vellios and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on February 23, 2015)

10.22†
Letter Employment Agreement, dated April 16, 2012, by and between Kenneth R. Bull and Five Below, Inc. (incorporated by reference to Exhibit 10.21 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.23†	Letter Employment Agreement, dated December 10, 2014, by and between Michael Romanko and Five Below, Inc. (filed herewith)

10.24†
Employment Letter and Non-Disclosure Agreement, each dated June 8, 2014, by and between Joel D. Anderson and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on June 12, 2014)

10.25†
Amendment to Employment Letter, dated December 4, 2014, by and between Joel D. Anderson and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on December 4, 2014)

10.26†
Employment Letter and Non-Disclosure Agreement, each dated May 21, 2014, by and between Eric M. Specter and Five Below, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Commission on June 12, 2014)

10.27†
Non-Qualified Stock Option Agreement, dated October 14, 2010, by and between David Schlessinger and Five Below, Inc. (incorporated by reference to Exhibit 10.22 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.28†
Non-Qualified Stock Option Agreement, dated October 14, 2010, by and between Thomas Vellios and Five Below, Inc. (incorporated by reference to Exhibit 10.23 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.29†
Option Cancellation Agreement, dated March 22, 2012, by and between David Schlessinger and Five Below, Inc. (incorporated by reference to Exhibit 10.24 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.30†
Option Cancellation Agreement, dated March 22, 2012, by and between Thomas Vellios and Five Below, Inc. (incorporated by reference to Exhibit 10.25 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.31
Lease Agreement, dated April 1, 2007, by and between Twin Spans Business Park, LLC and Five Below, Inc., as amended (incorporated by reference to Exhibit 10.27 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on May 24, 2012)

10.32
Credit Agreement, dated as of May 16, 2012, among Five Below, Inc. and the Lenders Party thereto, and Goldman Sachs Bank USA, Barclays Bank PLC and Jefferies Finance, LLC, collectively as lead arrangers and lead bookrunners and, individually, as administrative agent and collateral agent, syndication agent, and documentation agent, respectively, and Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Trust Company Americas, UBS Securities LLC and Wells Fargo Bank, National Association, as arrangers and bookrunners (incorporated by reference to Exhibit 10.28 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on May 24, 2012)

10.33
Guarantee Joinder Agreement, dated June 12, 2013, by Five Below Merchandising, Inc. and acknowledged and accepted by Goldman Sachs Bank USA, to the Credit Agreement, dated as of May 16, 2012, among Five Below, Inc. and the Lenders Party thereto, and Goldman Sachs Bank USA, Barclays Bank PLC and Jefferies Finance, LLC, collectively as lead arrangers and lead bookrunners and, individually, as administrative agent and collateral agent, syndication agent, and documentation agent, respectively, and Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Trust Company Americas, UBS Securities LLC and Wells Fargo Bank, National Association, as arrangers and bookrunners (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q filed with the Commission on June 13, 2013)

10.34
Security Agreement, dated as of May 16, 2012, among Five Below, Inc. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.29 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on May 24, 2012)

10.35
Supplement No. 1, dated as of June 12, 2013, by and between Five Below Merchandising, Inc. and Goldman Sachs Bank USA, to the Security Agreement, dated as of May 16, 2012, among Five Below, Inc. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q filed with the Commission on June 13, 2013)

10.36
Third Amended and Restated Loan and Security Agreement, dated June 12, 2013, among Five Below, Inc., Five Below Merchandising, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q filed with the Commission on June 13, 2013)

10.37†	Five Below, Inc. Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 10.30 of the Annual Report on Form 10-K filed with the Commission on March 26, 2014)

10.38†
Separation and General Release Agreement, dated August 6, 2013, by and between David Johnston and Five Below, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 6, 2013)

10.39†	Five Below, Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Commission on November 29, 2012)

23.1	Consent of KPMG LLP (filed herewith)

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

101*
The following financial information from this Annual Report on Form 10-K, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014; (ii) the Consolidated Statements of Operations for Fiscal Years 2014, 2013, and 2012; (iii) the Consolidated Statements of Changes in Convertible Preferred Stock and Shareholders’ Equity (Deficit) For Fiscal Years 2014, 2013, and 2012; (iv) the Consolidated Statements of Cash Flows for Fiscal Years 2014, 2013, and 2012 and (v) the Notes to Consolidated Financial Statements, in each case, tagged in detail.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Philadelphia, Pennsylvania, on the 26th day of March 2015.

FIVE BELOW, INC.
By: /s/ Joel D. Anderson
Name: Joel D. Anderson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas G. Vellios Thomas G. Vellios	Executive Chairman	March 26, 2015
/s/ Joel D. Anderson Joel D. Anderson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2015
/s/ Kenneth R. Bull Kenneth R. Bull	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2015
/s/ David Schlessinger David Schlessinger	Chairman Emeritus, Director	March 26, 2015
/s/ Michael F. Devine Michael F. Devine	Director	March 26, 2015
/s/ David M. Mussafer David M. Mussafer	Director	March 26, 2015
/s/ Thomas M. Ryan Thomas M. Ryan	Director	March 26, 2015
/s/ Ronald L. Sargent Ronald L. Sargent	Director	March 26, 2015
__________________ Kathleen S. Barclay	Director
__________________ Catherine E. Buggeln	Director

Exhibit Index

No.     Description

3.1	Amended Bylaws, as currently in effect (filed herewith)

10.23†	Letter Employment Agreement, dated December 10, 2014, by and between Michael Romanko and Five Below, Inc. (filed herewith)

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from this Annual Report on Form 10-K, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014; (ii) the Consolidated Statements of Operations for Fiscal Years 2014, 2013, and 2012; (iii) the Consolidated Statements of Changes in Convertible Preferred Stock and Shareholders’ Equity (Deficit) For Fiscal Years 2014, 2013, and 2012; (iv) the Consolidated Statements of Cash Flows for Fiscal Years 2014, 2013, and 2012 and (v) the Notes to Consolidated Financial Statements, in each case, tagged in detail.

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