Form 10-Q
period 2015-08-01
FIVE BELOW, INC
filed 2015-09-03
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2015.
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 2, 2015 was 54,526,499.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	August 1, 2015	January 31, 2015	August 2, 2014
Assets
Current assets:
Cash and cash equivalents	$60,916	$63,186	$25,550
Inventories	123,847	115,652	106,749
Prepaid income taxes	6,694	1,939	2,247
Deferred income taxes	8,958	8,623	5,145
Prepaid expenses and other current assets	24,349	18,180	19,913
Total current assets	224,764	207,580	159,604
Property and equipment, net of accumulated depreciation and amortization of $69,065, $59,385 and $51,685, respectively.	113,196	86,998	82,902
Deferred income taxes	1,025	—	1,281
Other assets	316	284	293
	$339,301	$294,862	$244,080

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	66,562	39,222	46,529
Income taxes payable	478	14,442	1,748
Accrued salaries and wages	4,023	5,275	3,364
Other accrued expenses	28,379	20,462	19,279
Total current liabilities	99,442	79,401	70,920
Deferred rent and other	47,422	40,450	40,442
Deferred income taxes	—	742	—
Total liabilities	146,864	120,593	111,362
Commitments and contingencies (note 4)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 54,526,194, 54,420,228 and 54,300,398 shares, respectively.	545	544	543
Additional paid-in capital	300,820	293,992	289,066
Accumulated deficit	(108,928)	(120,267)	(156,891)
Total shareholders’ equity	192,437	174,269	132,718
	$339,301	$294,862	$244,080
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$182,191	$152,479	$335,918	$278,483
Cost of goods sold	122,365	101,574	228,931	188,643
Gross profit	59,826	50,905	106,987	89,840
Selling, general and administrative expenses	48,269	37,570	88,409	71,243
Operating income	11,557	13,335	18,578	18,597
Interest expense, net	2	10	11	82
Loss on debt extinguishment	—	—	—	244
Other expense	325	—	325	—
Income before income taxes	11,230	13,325	18,242	18,271
Income tax expense	4,169	5,005	6,903	6,871
Net income	7,061	8,320	11,339	11,400
Net income attributable to participating securities	—	—	—	(38)
Net income attributable to common shareholders	$7,061	$8,320	$11,339	$11,362
Basic income per common share	$0.13	$0.15	$0.21	$0.21
Diluted income per common share	$0.13	$0.15	$0.21	$0.21
Weighted average shares outstanding:
Basic shares	54,501,257	54,280,336	54,474,946	54,072,660
Diluted shares	54,786,092	54,669,600	54,751,620	54,481,540
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity

	Shares	Amount
Balance, January 31, 2015	54,420,228	$544	$293,992	$(120,267)	$174,269
Share-based compensation expense	—	—	5,312	—	5,312
Issuance of unrestricted stock awards	3,926	—	140	—	140
Exercise of options to purchase common stock	93,020	1	764	—	765
Vesting of restricted stock units	6,972	—	—	—	—
Excess tax benefit related to exercises of stock options	—	—	531	—	531
Issuance of common stock to employees under employee stock purchase plan	2,048	—	81	—	81
Net income	—	—	—	11,339	11,339
Balance, August 1, 2015	54,526,194	$545	$300,820	$(108,928)	$192,437
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
Operating activities:
Net income	$11,339	$11,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,232	8,042
Share-based compensation expense	5,460	2,441
Deferred income tax benefit	(2,102)	(1,608)
Other non-cash expenses	28	284
Changes in operating assets and liabilities:
Prepaid income taxes	(4,755)	(750)
Inventories	(8,195)	(17,372)
Prepaid expenses and other assets	(6,215)	(4,665)
Accounts payable	17,396	11,836
Income taxes payable	(13,964)	(4,259)
Accrued salaries and wages	(1,251)	692
Deferred rent	7,475	5,025
Other accrued expenses	10,806	1,553
Net cash provided by operating activities	26,254	12,619
Investing activities:
Capital expenditures	(29,901)	(19,700)
Net cash used in investing activities	(29,901)	(19,700)
Financing activities:
Repayment of note payable under Term Loan Facility	—	(19,500)
Net proceeds from issuance of common stock	81	105
Proceeds from exercise of options to purchase common stock	765	706
Excess tax benefit related to exercises of stock options	531	1,136
Net cash provided by (used in) financing activities	1,377	(17,553)
Net decrease in cash and cash equivalents	(2,270)	(24,634)
Cash and cash equivalents at beginning of period	63,186	50,184
Cash and cash equivalents at end of period	$60,916	$25,550

Supplemental disclosures of cash flow information:
Non-cash investing activities
Decrease in accrued purchases of property and equipment	$(6,544)	$(891)
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of August 1, 2015, operated in 26 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, and South Carolina. As of August 1, 2015 and August 2, 2014, the Company operated 417 stores and 353 stores, respectively, each operating under the name “Five Below.”

(b)	Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2015" or "fiscal 2015" refer to the period from February 1, 2015 to January 30, 2016 and consists of a 52-week fiscal year. References to “fiscal year 2014” or “fiscal 2014” refer to the period from February 2, 2014 to January 31, 2015 and consists of a 52-week fiscal year. References to “fiscal year 2013” or “fiscal 2013” refer to the period from February 3, 2013 to February 1, 2014 and consists of a 52-week fiscal year. The fiscal quarters ended August 1, 2015 and August 2, 2014 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended August 1, 2015 and August 2, 2014 refer to the twenty-six weeks ended as of those dates.
(c) Basis of Presentation
The consolidated balance sheets as of August 1, 2015 and August 2, 2014, the consolidated statements of operations for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014, the consolidated statement of shareholders’ equity for the twenty-six weeks ended August 1, 2015 and the consolidated statements of cash flows for the twenty-six weeks ended August 1, 2015 and August 2, 2014 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended August 1, 2015 and August 2, 2014. The balance sheet as of January 31, 2015, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2014 as filed with the Securities and Exchange Commission on March 26, 2015 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended January 31, 2015 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014 are not necessarily indicative of the consolidated operating results for the year ending January 30, 2016 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.
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
The Company’s financial instruments consist primarily of cash equivalents, accounts payable, and borrowings, if any, under a line of credit. The Company believes that: (1) the carrying value of cash equivalents and accounts payable are representative of their respective fair value due to the short-term nature of these instruments; and (2) the carrying value of the borrowings, if any, under the line of credit approximates fair value because the line of credit’s interest rates vary with market interest rates. The Company considers the inputs utilized to determine the fair value of any of the borrowings, if any, under the line of credit to be Level 2 inputs. As of August 1, 2015, January 31, 2015, and August 2, 2014, the Company had cash equivalents of $40.4 million, $43.1 million and $4.3 million, respectively. The Company’s cash equivalents consist of credit and debit card receivables, money market funds, certificates of deposit, and short-term municipal bonds. Fair value for cash equivalents was determined based on Level 1 inputs.

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
The two-class method was used to calculate basic and diluted income per common share for the twenty-six weeks ended August 2, 2014 since certain of the Company's restricted stock were participating securities. The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, basic income per common share is computed by dividing net income attributable to common shares after allocation of income to participating securities by the weighted-average number of common shares outstanding during the year. Diluted income per common share is computed using the more dilutive of the two-class method or the if-converted method. In periods of net loss, no effect is given to participating securities since they do not contractually participate in the losses of the Company. The two-class method is the more dilutive method for the twenty-six weeks ended August 2, 2014. For the thirteen and twenty-six weeks ended August 1, 2015 and thirteen weeks ended August 2, 2014, the Company did not have any outstanding participating securities.
The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Numerator:
Net income	$7,061	$8,320	$11,339	$11,400
Net income attributable to participating securities	—	—	—	(38)
Net income attributable to common shareholders	$7,061	$8,320	$11,339	$11,362
Denominator:
Weighted average common shares outstanding - basic	54,501,257	54,280,336	54,474,946	54,072,660
Dilutive impact of options, restricted stock units and employee stock purchase plan	284,835	389,264	276,674	408,880
Weighted average common shares outstanding - diluted	54,786,092	54,669,600	54,751,620	54,481,540
Per common share:
Basic income per common share	$0.13	$0.15	$0.21	$0.21
Diluted income per common share	$0.13	$0.15	$0.21	$0.21

The effects of the assumed exercise of stock options for 718,633 and 703,829 shares of common stock for the thirteen and twenty-six weeks ended August 1, 2015, respectively, were excluded from the calculation of diluted net income per share as their impact would have been anti-dilutive.
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
The Company has a Revolving Credit Facility that allows maximum borrowings of $20.0 million with advances tied to a borrowing base and expires on the earliest to occur of (i) May 16, 2017 or (ii) upon the occurrence of an event of default. The Revolving Credit Facility may be increased to $30.0 million upon certain conditions. The Revolving Credit Facility includes a $5.0 million sub-limit for the issuance of letters of credit. The borrowing base is 90% of eligible credit card receivables plus 90% of the net recovery percentage of eligible inventory less established reserves.
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

As of August 1, 2015, the Company had no borrowings under the Revolving Credit Facility and had approximately $20.0 million available on the line of credit.
All obligations under the Revolving Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary. As of August 1, 2015 and August 2, 2014, the Company was in compliance with the covenants applicable to it under the Revolving Credit Facility.

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
During the thirteen weeks ended August 1, 2015, the Company committed to 20 new store leases with terms of 10 years that have future minimum lease payments of approximately $32.0 million.
In July 2014, the Company signed a lease for a new distribution center in Pedricktown, New Jersey, to support the Company's anticipated growth. The Company will initially occupy approximately 700,000 square feet and will expand to approximately one million square feet. The Company took possession of the new distribution center in June 2015. The lease agreement has future minimum lease payments of approximately $45 million and expires in 2025 with options to renew for three successive five-year periods.
Other contractual commitments
As of August 1, 2015, the Company has other purchase commitments of approximately $1.1 million consisting of purchase agreements for materials that will be used in the construction of new stores.
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
On February 25, 2015, a shareholder derivative complaint was filed on behalf of Five Below, as nominal defendant, and asserting claims against certain of the Company's directors in the United States District Court for the District of Rhode Island. The complaint in this action alleged various violations of state law, including breach of fiduciary duties, arising from the alleged federal securities violations asserted in the securities class action. On March 31, 2015, the Court approved a stipulation staying the derivative action pending a ruling on the anticipated motion to dismiss the federal complaint. On June 3, 2015, the Plaintiff filed a notice of voluntary dismissal dismissing all claims without prejudice.

(5)	Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2002 Equity Incentive Plan (the “Plan”), the Company’s board of directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7,600,000 shares under the Plan. As of August 1, 2015, 3,767,738 stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the compensation committee of the Company’s board of directors. Options granted to date generally vest over four years from the date of grant.

Stock option activity under the Plan was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance as of January 31, 2015	1,160,934	$24.80	8.0
Granted	116,894	28.58
Forfeited	(53,953)	33.62
Exercised	(93,020)	8.22
Balance as of August 1, 2015	1,130,855	26.13	7.7
Exercisable as of August 1, 2015	553,974	$19.56	6.9

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
Expected volatility	47.0%	47.0%
Risk-free interest rate	1.8%	1.9%
Expected life of options	6.4 years	6.4 years
Expected dividend yield	—%	—%
The Company uses the simplified method to estimate the expected term of the option. The expected volatility incorporates historical and implied volatility of similar entities whose share prices are publicly available. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The per-share weighted average grant-date fair value of stock options granted for the twenty-six weeks ended August 1, 2015 and August 2, 2014 was $13.67 and $17.74, respectively.
Restricted Stock Units and Performance-Based Restricted Stock Units
All restricted stock units ("RSU") and performance-based restricted stock units ("PSU") vest in accordance with vesting conditions set by the compensation committee of the Company’s board of directors. RSU's granted to date have vesting periods ranging from less than one year to five years from the date of grant. PSU's granted to date have vesting periods ranging from one year to five years from the date of grant, including grants that have a cumulative three year performance period, subject to satisfaction of the applicable performance goals established for the respective grant. The Company periodically assesses the probability of achievement of the performance criteria and adjusts the amount of compensation expense accordingly. Compensation is recognized over the vesting period and adjusted for the probability of achievement of the performance criteria.
RSU and PSU activity during the twenty-six weeks ended August 1, 2015 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of January 31, 2015	147,770	$35.95	392,181	$38.20
Granted	112,875	30.57	85,282	28.58
Forfeited	(824)	38.75	—	—
Non-vested balance as of August 1, 2015	259,821	$33.60	477,463	$36.48
As of August 1, 2015, there was $28.3 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, restricted stock units and performance-based restricted stock units) granted under the Plan. That cost is expected to be recognized over a weighted average vesting period of 3.0 years.

(6)	Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Income before income taxes	$11,230	$13,325	$18,242	$18,271
Income tax expense	$4,169	$5,005	$6,903	$6,871
Effective tax rate	37.1%	37.6%	37.8%	37.6%

The effective tax rates for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen and twenty-six weeks ended August 1, 2015 is being impacted as a result of changes in pretax income across state jurisdictions.
The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s balance sheets as of August 1, 2015, January 31, 2015, or August 2, 2014 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen and twenty-six weeks ended August 1, 2015 or August 2, 2014.
The Company files a federal income tax return as well as state tax returns. With the exception of the fiscal year ended February 2, 2013, the Company’s U.S. federal income tax returns for the fiscal years ended January 28, 2012 and thereafter remain subject to examination by the U.S. Internal Revenue Service (“IRS”). State returns are filed in various state jurisdictions, as appropriate, with varying statutes of limitation and remain subject to examination for varying periods up to 3 to 4 years depending on the state.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial and Other Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended January 31, 2015 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen and twenty-six weeks ended August 1, 2015 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2015" or "fiscal 2015" refer to the period from February 1, 2015 to January 30, 2016 and consists of a 52-week fiscal year. References to “fiscal year 2014” or “fiscal 2014” refer to the period from February 2, 2014 to January 31, 2015 and consists of a 52-week fiscal year. References to “fiscal year 2013” or “fiscal 2013” refer to the period from February 3, 2013 to February 1, 2014 and consists of a 52-week fiscal year. The fiscal quarters ended August 1, 2015 and August 2, 2014 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended August 1, 2015 and August 2, 2014 refer to the twenty-six weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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
Overview
Five Below is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the teen and pre-teen customer. We offer a dynamic, edited assortment of exciting products, all priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of August 1, 2015, we operated 417 stores in 26 states.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	(in millions, except total stores)
Consolidated Statements of Operations Data (1):
Net sales	$182.2	$152.5	$335.9	$278.5
Cost of goods sold	122.4	101.6	228.9	188.6
Gross profit	59.8	50.9	107.0	89.8
Selling, general and administrative expenses	48.3	37.6	88.4	71.2
Operating income	11.6	13.3	18.6	18.6
Interest expense, net	—	—	—	0.1
Loss on debt extinguishment	—	—	—	0.2
Other expense	0.3	—	0.3	—
Income before income taxes	11.2	13.3	18.2	18.3
Income tax expense	4.2	5.0	6.9	6.9
Net income	$7.1	$8.3	$11.3	$11.4
Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.2	66.6	68.2	67.7
Gross profit	32.8	33.4	31.8	32.3
Selling, general and administrative expenses	26.5	24.6	26.3	25.6
Operating income	6.3	8.7	5.5	6.7
Interest expense, net	—	—	—	—
Loss on debt extinguishment	—	—	—	0.1
Other expense	0.2	—	0.1	—
Income before income taxes	6.2	8.7	5.4	6.6
Income tax expense	2.3	3.3	2.1	2.5
Net income	3.9%	5.5%	3.4%	4.1%
Operational Data:
Total stores at end of period	417	353	417	353
Comparable stores sales growth	3.0%	3.2%	2.4%	4.6%
Average net sales per store (2)	$0.4	$0.4	$0.8	$0.8

(1)	Components may not add to total due to rounding.

(2)	Only includes stores open during the full fiscal quarter at each respective period.
Thirteen Weeks Ended August 1, 2015 Compared to the Thirteen Weeks Ended August 2, 2014
Net Sales
Net sales increased to $182.2 million in the thirteen weeks ended August 1, 2015 from $152.5 million in the thirteen weeks ended August 2, 2014, an increase of $29.7 million, or 19.5%. The increase was the result of a non-comparable store sales increase of $25.7 million and a comparable store sales increase of $4.0 million. The increase in non-comparable store sales was primarily driven by new stores in fiscal 2015 and the number of stores that opened in fiscal 2014 but have not been open for 15 full months. We plan to open approximately 70 net new stores in fiscal 2015.
Comparable store sales increased 3.0% for the thirteen weeks ended August 1, 2015 compared to the thirteen weeks ended August 2, 2014. This increase resulted from an increase of approximately 3.1% in the number of transactions in our stores offset by a decrease of approximately 0.1% in the average dollar value of transactions.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $122.4 million in the thirteen weeks ended August 1, 2015 from $101.6 million in the thirteen weeks ended August 2, 2014, an increase of $20.8 million, or 20.5%. The increase in cost of goods sold was primarily the result of an increase in the merchandise costs of goods resulting from the increase in net sales. Also contributing to the increase in cost of goods sold were an increase in store occupancy costs resulting from new store openings and an increase in distribution costs, primarily due to the increase in net sales.
Gross profit increased to $59.8 million in the thirteen weeks ended August 1, 2015 from $50.9 million in the thirteen weeks ended August 2, 2014, an increase of $8.9 million, or 17.5%. Gross margin decreased to 32.8% for the thirteen weeks ended August 1, 2015 from 33.4% in the thirteen weeks ended August 2, 2014, a decrease of approximately 50 basis points. The decrease in gross margin was primarily the result of an increase in distribution costs, which included transitional costs related to our new distribution center in Pedricktown, New Jersey.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $48.3 million in the thirteen weeks ended August 1, 2015 from $37.6 million in the thirteen weeks ended August 2, 2014, an increase of $10.7 million, or 28.5%. As a percentage of net sales, selling, general and administrative expenses increased approximately 190 basis points to 26.5% in the thirteen weeks ended August 1, 2015 compared to 24.6% in the thirteen weeks ended August 2, 2014. The increase in selling, general and administrative expense was primarily the result of increases of $8.2 million in store-related expenses to support new store growth and our marketing initiatives, $0.8 million of corporate-related expenses, and $1.7 million in share-based compensation expense primarily driven by our leadership investments.
Income Tax Expense
Income tax expense decreased to $4.2 million in the thirteen weeks ended August 1, 2015 from $5.0 million in the thirteen weeks ended August 2, 2014, a decrease of $0.8 million, or approximately 16.7%. The decrease in income tax expense was primarily the result of a $2.1 million decrease in pre-tax income. Our effective tax rate for the thirteen weeks ended August 1, 2015 was 37.1% compared to 37.6% in the thirteen weeks ended August 2, 2014. Our effective tax rate for the thirteen weeks ended August 1, 2015 was lower than the comparable period as a result of changes in the mix of pretax income across state jurisdictions.
Net Income
As a result of the foregoing, net income decreased to $7.1 million in the thirteen weeks ended August 1, 2015 from $8.3 million in the thirteen weeks ended August 2, 2014, a decrease of approximately $1.3 million, or 15.1%.
Twenty-Six Weeks Ended August 1, 2015 Compared to the Twenty-Six Weeks Ended August 2, 2014
Net Sales
Net sales increased to $335.9 million in the twenty-six weeks ended August 1, 2015 from $278.5 million in the twenty-six weeks ended August 2, 2014, an increase of $57.4 million, or 20.6%. The increase was the result of a non-comparable store sales increase of $51.3 million and a comparable store sales increase of $6.1 million. The increase in non-comparable store sales was primarily driven by the number of stores that opened in fiscal 2014 but have not been open for 15 full months and new stores in fiscal 2015. We plan to open approximately 70 net new stores in fiscal 2015.
Comparable store sales increased 2.4% for the twenty-six weeks ended August 1, 2015 compared to the twenty-six weeks ended August 2, 2014. This increase resulted from an increase of approximately 1.2% in the number of transactions in our stores and an increase in the average dollar value of transactions of approximately 1.2%.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $228.9 million in the twenty-six weeks ended August 1, 2015 from $188.6 million in the twenty-six weeks ended August 2, 2014, an increase of $40.3 million, or 21.4%. The increase in cost of goods sold was primarily the result of an increase in the merchandise costs of goods resulting from the increase in net sales. Also contributing to the increase in cost of goods sold were an increase in store occupancy costs resulting from new store openings and an increase in distribution costs primarily due to the increase in net sales.

Gross profit increased to $107.0 million in the twenty-six weeks ended August 1, 2015 from $89.8 million in the twenty-six weeks ended August 2, 2014, an increase of $17.1 million, or 19.1%. Gross margin decreased to 31.8% for the twenty-six weeks ended August 1, 2015 from 32.3% in the twenty-six weeks ended August 2, 2014, a decrease of approximately 40 basis points. The decrease in gross margin was primarily the result of an increase in store occupancy costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $88.4 million in the twenty-six weeks ended August 1, 2015 from $71.2 million in the twenty-six weeks ended August 2, 2014, an increase of $17.2 million, or 24.1%. As a percentage of net sales, SG&A expenses increased approximately 70 basis points to 26.3% in the twenty-six weeks ended August 1, 2015 compared to 25.6% in the twenty-six weeks ended August 2, 2014. The increase in SG&A expense was primarily the result of increases of $12.2 million in store-related expenses to support new store growth and our marketing initiatives, and $2.5 million of corporate-related expenses, and $2.5 million in share-based compensation expense primarily driven by our leadership investments.
Income Tax Expense
Income tax expense was $6.9 million in the twenty-six weeks ended August 1, 2015 and August 2, 2014. Our effective tax rate for the twenty-six weeks ended August 1, 2015 was 37.8% compared to 37.6% in the twenty-six weeks ended August 2, 2014.
Net Income
As a result of the foregoing, net income decreased to $11.3 million in the twenty-six weeks ended August 1, 2015 from $11.4 million in the twenty-six weeks ended August 2, 2014, a decrease of approximately $0.1 million, or 0.5%.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash flows from operations, historical equity financings and borrowings under our Revolving Credit Facility (defined in “-Line of Credit”). Our primary cash needs are for capital expenditures and working capital.
Capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make capital expenditures of approximately $56 million in fiscal 2015, which we expect to fund from cash generated from operations. We expect to devote approximately $22 million of our capital expenditure budget in fiscal 2015 to construct and open 70 net new stores, with the remainder projected to be spent on our distribution centers, including the new distribution center in Pedricktown, New Jersey, corporate infrastructure and store relocations and remodels.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. Over the past three fiscal years, to the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. We did not have any direct borrowings under our Revolving Credit Facility during the thirteen and twenty-six weeks ended August 1, 2015.
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
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
Net cash provided by operating activities	$26.3	$12.6
Net cash used in investing activities	(29.9)	(19.7)
Net cash provided by (used in) financing activities	1.4	(17.6)
Net decrease during period in cash and cash equivalents (1)	$(2.3)	$(24.7)
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for the twenty-six weeks ended August 1, 2015 was $26.3 million, an increase of $13.7 million compared to the twenty-six weeks ended August 2, 2014. The increase was primarily due to an increase in operating cash flows from store performance and working capital changes offset by an increase in income taxes paid.

Cash Used in Investing Activities
Net cash used in investing activities for the twenty-six weeks ended August 1, 2015 was $29.9 million, an increase of $10.2 million compared to the twenty-six weeks ended August 2, 2014 related solely to capital expenditures. The increase in capital expenditures was primarily for our new store construction, our distribution facilities, and our corporate infrastructure.

Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities for the twenty-six weeks ended August 1, 2015 was $1.4 million, an increase of $19.0 million compared to net cash used in financing activities of $17.6 million in the twenty-six weeks ended August 2, 2014. The increase in net cash provided by financing activities was primarily the result of the $19.5 million principal repayment on the Term Loan Facility during the twenty-six weeks ended August 2, 2014.
Line of Credit
The Company has a Revolving Credit Facility that allows maximum borrowings of $20.0 million with advances tied to a borrowing base and expires on the earliest to occur of (i) May 16, 2017 or (ii) upon the occurrence of an event of default. The Revolving Credit Facility may be increased to $30.0 million upon certain conditions. The Revolving Credit Facility includes a $5.0 million sub limit for the issuance of letters of credit. The borrowing base is 90% of eligible credit card receivables plus 90% of the net recovery percentage of eligible inventory less established reserves.
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
As of August 1, 2015, we had no borrowings under the Revolving Credit Facility and had approximately $20.0 million available on the line of credit.
All obligations under the Revolving Credit Facility are secured by substantially all of our assets and are guaranteed by the Company's subsidiary. As of August 1, 2015 and August 2, 2014, we were in compliance with the covenants applicable to us under the Revolving Credit Facility.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in the Annual Report. We believe that there have been no significant changes to our critical accounting policies during the twenty-six weeks ended August 1, 2015.

Contractual Obligations
Except as set forth below, there have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business.
From February 1, 2015 to August 1, 2015, we have entered into 44 new fully executed retail leases with an average term of 10 years and other lease modifications that have future minimum lease payments of approximately $78.5 million.
Off-Balance Sheet Arrangements
For the quarterly period ended August 1, 2015, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of August 1, 2015, we had no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility provides for interest on borrowings, at the Company's option, at (a) a prime rate plus a margin of (i) 0.75% if excess availability is greater than or equal to 75%, (ii) 1.0% if excess availability is less than 75% but greater than or equal to 33% or (iii) 1.25% if excess availability is less than 33% or (b) a LIBOR-based rate plus a margin of (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. The Revolving Credit Facility further provides for a letter of credit fee equal to the LIBOR-based rate plus (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended August 1, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
On January 9, 2015, a putative class action was filed against Five Below, Inc. and certain of our current and former senior officers in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of our investors who purchased our publicly traded securities between June 5, 2014 and December 4, 2014. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder in connection with various public statements made by us. By Order entered March 30, 2015, the Court appointed Arkansas Teacher Retirement System as Lead Plaintiff and approved its selection of counsel. On May 27, 2015, Lead Plaintiff filed a notice of voluntary dismissal dismissing all claims without prejudice.
On February 25, 2015, a shareholder derivative complaint was filed on behalf of Five Below, as nominal defendant, asserting claims against certain of our directors in the United States District Court for the District of Rhode Island. The complaint in this action alleged various violations of state law, including breach of fiduciary duties, arising from the alleged federal securities violations asserted in the securities class action. On March 31, 2015, the Court approved a stipulation staying the derivative action pending a ruling on the anticipated motion to dismiss the federal complaint. On June 3, 2015, the Plaintiff filed a notice of voluntary dismissal dismissing all claims without prejudice.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6.EXHIBITS
(a)Exhibits

No.	Description

3.1	Amended and Restated Articles of Incorporation of Five Below, Inc., as currently in effect.

3.2	Amended Bylaws, as currently in effect.

10.1	Amendment, dated July 20, 2015 to Employment Letter, dated June 8, 2014, by and between Joel D. Anderson and Five Below, Inc.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2015, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of August 1, 2015, January 31, 2015 and August 2, 2014; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended and Twenty-Six Weeks Ended August 1, 2015 and August 2, 2014; (iii) the Unaudited Consolidated Statement of Shareholders’ Equity for the Twenty-Six Weeks Ended August 1, 2015; (iv) the Unaudited Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 1, 2015 and August 2, 2014 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

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

FIVE BELOW, INC.

Date: September 3, 2015	/s/ Joel D. Anderson
Joel D. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: September 3, 2015	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Articles of Incorporation of Five Below, Inc., as currently in effect.

3.2	Amended Bylaws, as currently in effect.

10.1	Amendment, dated July 20, 2015 to Employment Letter, dated June 8, 2014, by and between Joel D. Anderson and Five Below, Inc.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2015, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of August 1, 2015, January 31, 2015 and August 2, 2014; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended and Twenty-Six Weeks Ended August 1, 2015 and August 2, 2014; (iii) the Unaudited Consolidated Statement of Shareholders’ Equity for the Twenty-Six Weeks Ended August 1, 2015; (iv) the Unaudited Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 1, 2015 and August 2, 2014 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

†
Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.