Form 10-K
period 2016-01-30
FIVE BELOW, INC
filed 2016-03-24
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2016

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
Large Accelerated Filer ☑    Accelerated Filer    ☐    Non-Accelerated Filer        ☐    Smaller Reporting Company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑
As of July 31, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common stock (based upon the last reported sales price on The NASDAQ Global Select Market) held by non-affiliates of the registrant was approximately $1,720,250,448.
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 22, 2016 was 54,591,081.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on June 21, 2016 (hereinafter referred to as the “Proxy Statement”) are incorporated by reference into Part III of this report.

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
•increasing costs due to inflation, increased operating costs. wage rate increases or energy prices;
•increased operating costs or exposure to fraud or theft due to customer payment-related risks;
•inability to increase sales and improve the efficiencies, costs and effectiveness of our operations;

•	dependence on our executive officers and other key personnel or inability to hire additional qualified personnel;

•	dependence on the success of shopping centers in which our stores are located;

•	extreme weather conditions in the areas in which our stores are located could negatively affect our business and results of operations;

•	inability to successfully manage our inventory balances and inventory shrinkage;
•our lease obligations;

•	changes in our competitive environment, including increased competition from other retailers and the presence of online retailers;
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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2016" or "fiscal 2016" refer to the period from January 31, 2016 to January 28, 2017, which consists of a 52-week fiscal year. References to “fiscal year 2015” or “fiscal 2015” refer to the period from February 1, 2015 to January 30, 2016, which consists of a 52-week fiscal year. References to “fiscal year 2014” or “fiscal 2014” refer to the period from February 2, 2014 to January 31, 2015, which consists of a 52-week fiscal year. References to “fiscal year 2013” or “fiscal 2013” refer to the period from February 3, 2013 to February 1, 2014, which consists of a 52-week fiscal year. References to “fiscal year 2012” or “fiscal 2012” refer to the period from January 29, 2012 to February 2, 2013, which consists of a 53-week fiscal year. References to 2016, 2015, 2014, 2013, and 2012 are to our fiscal years unless otherwise specified.
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
We opened the first Five Below store in the greater Philadelphia area in 2002 and, since then, have been expanding across the Northeast, South and Midwest regions of the United States of America. As of January 30, 2016, we operated a total of 437 locations across 27 states. Our new store model assumes a store size of approximately 7,500 square feet and is typically located within power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets. We opened 71 net new stores in fiscal 2015 and plan to open approximately 85 new stores in fiscal 2016. We believe that we have the opportunity to grow our store base to more than 2,000 locations over time.
We believe that our business model has resulted in strong financial performance irrespective of the economic environment:

•	We have achieved positive comparable store sales during each of the last 39 fiscal quarters.

•	Our comparable store sales increased by 3.4% in fiscal 2015, 3.4% in fiscal 2014, and 4.0% in fiscal 2013.

•	We expanded our store base from 304 stores at the end of fiscal year 2013 to 437 stores at the end of fiscal year 2015, representing a compounded annual growth rate of 19.9%.

•
Between fiscal 2013 and 2015, our net sales increased from $535.4 million to $832.0 million, representing a compounded annual growth rate of 24.7%. Over the same period, our operating income increased from $53.7 million to $92.9 million, representing a compounded annual growth rate of 31.5%.

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

•
Highly Experienced and Passionate Senior Management Team with Proven Track Record.    Our senior management team, led by Thomas Vellios, our Executive Chairman, and Joel Anderson, our President and Chief Executive Offer, has extensive retail experience across a broad range of disciplines, including merchandising, real estate, finance, store operations, supply chain management and information technology. Our management team drives our operating philosophy, which is based on a relentless focus on providing high-quality merchandise at exceptional value and a superior shopping experience utilizing a disciplined, low-cost operating and sourcing structure. We believe our management team is integral to our success and has positioned us well for long-term growth.

Growth Strategy
We believe we can grow our net sales and earnings by executing on the following strategies:

•
Grow Our Store Base.    We believe there is significant opportunity to expand our store base in the United States from 437 locations as of January 30, 2016 to more than 2,000 locations within the United States over time. Based upon our strategy of store densification in existing markets and expanding into adjacent states and markets, we expect most of our near-term growth will occur within our existing markets, as well as contiguous new markets. This strategy allows us to benefit from enhanced brand awareness and achieve operational efficiencies. We opened 62 new stores in fiscal 2014, 71 net new stores in fiscal 2015, and plan to open approximately 85 new stores in fiscal 2016. Our new store model assumes approximately 7,500 square feet and is primarily in-line locations within power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets. We have a talented and disciplined real estate management team and a rigorous real estate site selection process. We analyze the demographics of the surrounding trade areas and the performance of adjacent retailers, as well as traffic and specific site characteristics and other variables. As of January 30, 2016, we have executed lease agreements for the opening of 53 new stores in fiscal 2016.

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

•
Increase Brand Awareness.    We have a cost-effective marketing strategy designed to drive store traffic and promote brand awareness. Our strategy includes the use of newspaper circulars, television, digital, and grassroots marketing to support existing and new market entries. We leverage our growing e-mail database, mobile website and social media presence to drive brand excitement and increased store visits within existing and new markets. We believe that our digital experience is an extension of our brand and retail stores, serving as a marketing and customer engagement tool for us. Our digital experience allows us to continue to build brand awareness and expand our customer base.

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

Our History
The Company was incorporated in Pennsylvania in January 2002 under the name of Cheap Holdings, Inc. by David Schlessinger and Thomas Vellios, who recognized a market need for a fun and affordable shopping destination aimed at our target customer. We changed our name to Five Below, Inc. in August 2002. In July 2014, Joel Anderson joined the Five Below senior management team. In December 2014, Joel Anderson was appointed as Chief Executive Officer and Thomas Vellios was appointed as Executive Chairman, both effective February 1, 2015.

On July 24, 2012, we completed our initial public offering (the "IPO"), of 11,057,692 shares of common stock at a price of $17.00 per share. Subsequent to our IPO, in February, July and September 2013, certain of our shareholders sold 13,012,250, 6,900,000 and 7,100,000 shares of common stock, respectively, in separate secondary public offerings.

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

Set forth below is data for the following groups of products – leisure, fashion and home, and party and snack. The percentage of net sales represented by each product group for each of the last three fiscal years was as follows:

	Percentage of Net Sales
	2015	2014	2013
Leisure	50.8%	51.0%	51.7%
Fashion and home	29.7%	29.3%	29.3%
Party and snack	19.5%	19.7%	19.0%
Total	100.0%	100.0%	100.0%
Leisure includes items such as sporting goods, games, toys, tech, books, electronic accessories, and arts and crafts. Fashion and home includes items such as personal accessories, “attitude” t-shirts, beauty offerings, home goods and storage options. Party and snack includes items such as party and seasonal goods, greeting cards, candy and other snacks, and beverages.

Our Stores
As of January 30, 2016, we operated 437 stores throughout the Northeast, South and Midwest regions of the United States. Our new store model assumes a store size of approximately 7,500 square feet. Our stores are primarily located in power, community and lifestyle shopping centers; approximately 3% of our stores are located in malls. The following map shows the number of stores in each of the states in which we operated and the locations of our distributions centers as of January 30, 2016.

1
4
14
3
35
10
32
57
35
29
12
29
3
1
1
12
27
28
3
12
6
12
1
1
5
15
47
14
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
We believe there is a significant opportunity to expand our store base in the United States. We opened 71 net new stores in fiscal 2015 and we intend to open approximately 85 new stores in fiscal 2016 through expansion in existing markets and by entering new markets. We maintain a pipeline of real estate sites that have been approved by our real estate committee and have executed 53 leases through January 30, 2016 for new stores in fiscal 2016. Our recent store growth is summarized in the following table:

Period	Stores at Start of Period	Stores Opened	Stores Closed	Net Store Increase	Stores at End of Period
Fiscal 2013	244	62	2	60	304
Fiscal 2014	304	62	—	62	366
Fiscal 2015	366	74	3	71	437
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
We are guided by a philosophy that recognizes strong sales performance and customer service, allowing us to identify and reward team members who meet our high performance standards. Store managers and assistant managers participate in a rewarding bonus incentive program. We also recognize individual performance through internal promotions and provide extensive opportunities for advancement.
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
We work with approximately 800 active vendors, with no single vendor representing more than 7% of our purchases in fiscal 2015. We sourced approximately 67% of our purchases from domestic vendors in fiscal 2015. We typically have no long-term supply agreements or exclusive arrangements with our vendors.
Distribution
We distribute over 85% of our merchandise from our 700,000 square foot distribution center in Pedricktown, New Jersey and our 605,000 square foot distribution center in Olive Branch, Mississippi, with the remaining merchandise shipped directly from the vendor to our stores. We realize cost savings by working with our vendors to streamline and reduce packaging to diminish shipping costs.
We generally ship merchandise from our distribution centers to our stores between two and four times a week, depending on the season and the volume of a specific store. We use contract carriers to ship merchandise to our stores. From time to time, we augment our distribution facilities with third-party warehousing.
We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional distribution centers. In July 2014, we signed a lease for a new distribution center in Pedricktown, New Jersey to support our anticipated growth. We took possession of the new distribution center in June 2015. We currently occupy approximately 700,000 square feet and will expand to approximately one million square feet by 2019. The lease agreement, which began in fiscal 2015, will expire in 2025 with options to renew for three successive five-year periods.

Marketing and Advertising
Our cost-effective marketing strategy is designed to drive store traffic and increase brand awareness with our target demographic, as well as other value-oriented customers. Our strategy includes the use of newspaper, television, digital, mobile/social and digital circulars during peak selling seasons that highlight our brand and exceptional value proposition as well as grassroots marketing to support existing and new market entries. Additionally, we rely on the strong visibility and the presence of our store locations, email messaging and community fundraising to promote and further our brand image and drive traffic. Our digital experience, anchored by our mobile and social media presence is growing rapidly as we utilize Facebook, Instagram, YouTube and Twitter to engage our customers with compelling digital content on a daily basis.

Our marketing team works with our merchandising team to develop novel and dynamic techniques to display our products, including distinctive merchandise fixtures and colorful and stimulating signage, which attract customers, encourage hands-on interaction with our products and convey our value pricing.
For new store openings, we seek to create community awareness and consumer excitement through a mix of print advertising, digital, mobile/social, public relations and community outreach promoting the grand opening and by creating an engaging grand opening event that includes contests, giveaways and signature “Five Cent” hot dogs. We also aim to execute multiple store openings in a given new market on the same day in order to leverage marketing efforts to produce maximum impact.
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

Insurance
We maintain third-party insurance for a number of risk management activities including but not limited to workers’ compensation, cyber, directors & officers, general liability, property and employee-related health care benefits. We evaluate our insurance requirements on an ongoing basis to ensure we maintain adequate levels of coverage.

Employees
As of January 30, 2016, we employed approximately 1,500 full-time and 6,100 part-time personnel. Of our total employees, approximately 200 were based at our corporate headquarters in Philadelphia, Pennsylvania, approximately 200 were based at our distribution centers in Pedricktown, New Jersey and Olive Branch, Mississippi and approximately 7,200 were store employees. The number of part-time associates fluctuates depending on seasonal needs. None of our employees belong to a union or are party to any collective bargaining or similar agreement.

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
Our growth is dependent on our ability to open profitable new stores. We believe we have an opportunity to continue to grow our store base from 437 stores in 27 states as of January 30, 2016 to more than 2,000 locations over time.
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
We maintain distribution centers in Pedricktown, New Jersey and Olive Branch, Mississippi. We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional distribution centers. During fiscal 2015, we opened a new distribution center in Pedricktown, New Jersey to support our growth objectives. We currently occupy approximately 700,000 square feet and will expand to approximately one million square feet by 2019. Delays in expanding this new distribution center (or opening new distribution centers in the future) could adversely affect our future operations by slowing store growth, which could in turn reduce sales growth. In addition, any distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as: shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of future projects, including the expansion of this distribution center (or opening new distribution centers in the future) could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that any project will be completed on time or within established budgets.
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
Our growth could be adversely impacted by an inability to attract, retain and motivate qualified employees at the store operations level, in distribution facilities, and at the corporate level, at costs which allow us to profitably conduct our operations. Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, prevailing wage rates, minimum wage laws, health and other insurance costs, and changes in employment and labor laws (including changes in the process for our employees to join a union) or other workplace regulation. For example, some jurisdictions in which we operate have historically enacted minimum wages that exceed the federal standards. To the extent our competitors increase wage rates for their employees, we will likely have to increase wage rates to stay competitive and attract and retain our employees, which would increase our labor costs. If we do not maintain competitive wages, our customer service could suffer due to declining quality of our workforce or, alternatively, our earnings could decrease if we increase our wage rates. In addition, if a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. Further, we believe the current pricing of our healthcare costs includes the potential future impact of recently enacted comprehensive healthcare reform legislation, but such legislation may further cause our healthcare costs to increase. Significant costs of the healthcare reform legislation may occur due to provisions of the legislation being phased in over time and changes to our healthcare costs structure could have a significant negative effect on our business. In addition, our ability to pass along any increase in labor costs to our customers is constrained by our low price model.
Our profitability is vulnerable to inflation, cost increases, wage rate increases and energy prices.
Future increases in costs such as the cost of merchandise, wage rates, shipping rates, freight costs, fuel costs and store occupancy costs may reduce our profitability, particularly given our $5 and below pricing model. These cost increases may be the result of inflationary pressures that could further reduce our sales or profitability. Increases in other operating costs, including changes in energy prices, transportation costs, wage rates and lease and utility costs, may increase our cost of goods sold or operating expenses. In addition, because our expenses relating to wages are significant, any unfavorable changes in labor costs could negatively affect our operational results, financial position, and cash flows. Our low price model and competitive pressures in our industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our products and therefore reduce our profitability.
We are subject to customer payment-related risks that could increase operating costs or exposure to fraud or theft, subject us to potential liability and potentially disrupt our business.
We accept payments using a variety of methods, including cash, credit and debit cards and gift cards. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. As of October 1, 2015, the payment card industry shifted liability for certain debit and credit card transactions to retailers who are not able to accept EMV chip technology transactions. As a result, we bear the chargeback risk for fraudulent transactions generated through EMV chip enabled cards from October 1, 2015 until such time as we implement and have certified our use of EMV chip technology. While we expect to complete the implementation and receive certification to accept EMV chip technology transactions during the first quarter of fiscal 2016, implementation of the EMV chip technology and receipt of final certification is subject to the time availability of third-party service providers. Any prolonged inability to accept EMV chip technology transactions may subject us to increased risk of liability for fraudulent transactions and may adversely affect our business and operating results. Further, we may experience a decrease in transaction volume if we cannot process transactions for cardholders whose issuer has migrated entirely from magnetic strip to EMV chip enabled cards.
For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could potentially disrupt our business. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems.  If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. As a result, our business and operating results could be adversely affected.

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
We are dependent on the success of shopping centers in which our stores are located.
Most of our stores are located in power, community and lifestyle shopping centers that benefit from the ability of
“anchor” retail tenants, generally big box stores, and other attractions, to generate sufficient levels of consumer traffic in the vicinity of our stores. Any decline in the volume of consumer traffic at shopping centers, whether because of the economic slowdown, a decline in the popularity of shopping centers, the closing of anchor stores, consumer preferences to shop on the Internet or at large warehouse stores or otherwise, could result in reduced sales at our stores and excess inventory and have a material adverse effect on our financial results or business.
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
Our inventory balance represented approximately 38% of our total assets as of January 30, 2016. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, we may have to take unanticipated markdowns to dispose of excess inventory, which also can adversely impact our financial results. We also experience inventory shrinkage, and we cannot assure you that incidences of inventory loss and theft will stay at acceptable levels or decrease in the future, or that the measures we are taking will effectively address the problem of inventory shrinkage. We continue to focus on ways to reduce these risks, but we cannot assure you that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our profitability and cash flows from operations may be negatively affected.
Our business requires that we lease substantial amounts of space and there can be no assurance that we will be able to continue to lease space on terms as favorable as the leases negotiated in the past.
We do not own any real estate. Instead, we lease all of our store locations, as well as our corporate headquarters and distribution facilities in Pedricktown, New Jersey and Olive Branch, Mississippi. Our stores are leased from third parties, with typical initial lease terms of ten years. Many of our lease agreements also have additional five-year renewal options.

Historically, we have been able to negotiate terms that fit within our economic model and that we believe are favorable; however, there is no guarantee that we will be able to continue to negotiate such terms. Consolidation in the commercial retail real estate market could affect our ability to successfully negotiate favorable rental terms for our stores in the future. Should significant consolidation occur, a large proportion of our store base could be concentrated with one or a few landlords that would then be in a position to dictate unfavorable terms to us due to their significant negotiating leverage. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. Increases in our occupancy costs and difficulty in identifying economically suitable new store locations could have significant negative consequences, which include:

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
Our business is seasonal, with the highest percentage of sales (approximately 40% of total annual sales over the last two fiscal years) occurring during the last fiscal quarter (November, December and January), which includes the year-end holiday season. This increased percentage of net sales has historically resulted in the highest percentages of net income during the last fiscal quarter. We purchase substantial amounts of inventory in the end of the third fiscal quarter (October) and beginning of the fourth fiscal quarter (November and December) and incur higher shipping costs and higher payroll costs in anticipation of the increased sales activity during these time periods. Adverse events, such as deteriorating economic conditions, higher unemployment, increased wage rates, higher gas prices, public transportation disruptions or unusual weather could result in lower-than-planned sales during the holiday season which may lead to unanticipated markdowns. Since we rely on third parties for transportation and use third party warehouses when we build up inventory, a number of these factors are outside of our control. An unsuccessful fourth quarter, or holiday season, will have a substantial negative impact on our financial condition and results of operations for the entire fiscal year.
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
Reporting obligations as a public company and our anticipated growth are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on the effectiveness of our internal control over financial reporting. As a result, we have incurred, and may continue to incur, substantial expenses to test our systems, to make any necessary improvements, and to hire additional personnel. At January 30, 2016, our internal control over financial reporting was effective using “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO); however, there can be no assurance that our internal control over financial reporting will be effective in future years. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our business and cause a decline in our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and harm our ability to raise capital. Failure to accurately report our financial performance on a timely basis could also jeopardize our continued listing on The NASDAQ Global Select Market or any other stock exchange on which our common stock may be listed. Delisting of our common stock on any exchange could reduce the liquidity of the market for our common stock, which could reduce the price of our stock and increase the volatility of our stock price.

We are in the process of implementing a new enterprise resource planning system. Complications with the design or implementation of this system could adversely impact our business and operations and the implementation of this system could cause a financial statement error not to be detected.
We are in the process of a multi-year implementation of a new enterprise resource planning system (“ERP”). The ERP is designed to enhance functionality and provide timely information to the company's management team related to the operation of the business. The ERP implementation process has required, and likely will continue to require the investment of significant human and financial resources. We may not be able to successfully implement the ERP without experiencing delays, increased costs and other difficulties. If we are unable to successfully design and implement the new ERP system as planned, our financial position, results of operations and cash flows could be negatively impacted. The possibility exists that the migration to a new ERP system could adversely affect the effectiveness of our internal controls over financial reporting.

We are exposed to the risk of natural disasters, unusual weather conditions, pandemic outbreaks, global political events, war and terrorism that could disrupt business and result in lower sales, increased operating costs and capital expenditures.
Our headquarters, store locations and distribution centers, as well as certain of our vendors and customers, are located in areas which have been and could be subject to natural disasters such as floods, hurricanes, tornadoes, fires or earthquakes. Adverse weather conditions or other extreme changes in the weather, including resulting electrical and technological failures, may disrupt our business and may adversely affect our ability to sell and distribute products. For example, as a result of Superstorm Sandy in October 2012, we experienced closures in the majority of our stores open at that time. In addition, we operate in markets that may be susceptible to pandemic outbreaks, war, terrorist acts or disruptive global political events, such as civil unrest in countries from which our vendors are located or products are manufactured. Our business may be harmed if our ability to sell and distribute products is impacted by any such events, any of which could influence customer trends and purchases and may negatively impact our net sales, properties or operations. Such events could result in physical damage to one or more of our properties, the temporary closure of some or all of our stores or distribution centers, the temporary lack of an adequate work force in a market, temporary or long-term disruption in the transport of goods, delay in the delivery of goods to our distribution centers or stores, disruption of our technology support or information systems, or fuel shortages or dramatic increases in fuel prices, which increase the cost of doing business. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage. Any of these factors, or combination thereof, could adversely affect our operations.
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
Changes in state or federal legislation or regulations, including the effects of legislation and regulations on product safety and quality, food safety and quality, wage levels, employee rights, health care, social welfare and entitlement programs could increase our cost of doing business.
Our business is subject to numerous federal, state and local laws and regulations. The current political environment, financial reform legislation, regulatory reform and stockholder activism may result in substantial new regulations and disclosure obligations and/or changes in the interpretation of existing laws and regulations, which may lead to additional compliance costs as well as the diversion of our management's time and attention from strategic initiatives. In addition, changes in safety and quality requirements related to products and food (including changes in labeling or disclosure requirements), federal or state wage requirements, employee rights (including changes in the process for our employees to join a union), health care, social welfare or entitlement programs such as health insurance, paid leave programs, or other changes in workplace regulation or tax laws could adversely impact our ability to achieve our financial targets. Changes in other regulatory areas, such as consumer credit, privacy and information security, or environmental regulation may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our costs of doing business. Untimely compliance or noncompliance with applicable laws and regulations may subject us to legal risk, including government enforcement action, significant fines and penalties and class action litigation, as well as reputational damage, which could adversely affect our results of operations.
Litigation may adversely affect our business, financial condition, results of operations or liquidity.
Our business is subject to the risk of litigation by employees, consumers, vendors, competitors, intellectual property rights holders, shareholders, government agencies and others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. For example, we and certain of our current and former officers had been parties to a securities class action lawsuit against us, which was dismissed. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our consolidated financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition, results of operations or liquidity.
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
Product and food safety claims and the effects of legislation and regulations on product safety and quality and food safety and quality could affect our sales and results of operations adversely.
We may be subject to product liability claims from customers or actions required or penalties assessed by government agencies relating to products, including food products that are recalled, defective or otherwise alleged to be harmful. Such claims may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling and transportation phases. All of our vendors and their products are contractually required to comply with applicable product and food safety laws. We generally seek contractual indemnification and insurance coverage from our vendors. However, if we do not have adequate contractual indemnification and/or insurance available, such claims could have a material adverse effect on our business, financial condition and results of operations. Our ability to obtain indemnification from foreign vendors may be hindered by the manufacturers’ lack of understanding of U.S., state-specific or local product liability or other laws, which may make it more likely that we be required to respond to claims or complaints from customers as if we were the manufacturer of the products. Even with adequate insurance and indemnification, such claims could significantly damage our reputation and consumer confidence in our products. Our litigation expenses could increase as well, which also could have a materially negative impact on our results of operations even if a product liability claim is unsuccessful or is not fully pursued.
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
Shares of our common stock were sold in our IPO in July 2012 at a price of $17.00 per share, and our common stock has subsequently traded as high as $55.28 and as low as $25.00 during the period from our IPO to January 30, 2016.
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
In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. For example, we and certain of our current and former senior officers had been parties to a securities class action lawsuit filed against us, which was dismissed. This type of litigation, even if it does not result in liability for us, could result in substantial costs to us and divert management's attention and resources.
Your percentage ownership in us may be diluted by future equity issuances, which could reduce your influence over matters on which shareholders vote.
Our board of directors has the authority, without action or vote of our shareholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, shares issuable upon the vesting of restricted stock units or performance-based restricted stock units, shares that may be issued to satisfy our obligations under our equity incentive plan or shares of our authorized but unissued preferred stock. We initially reserved 7,600,000 shares of common stock under our equity incentive plan for future issuances and, as of January 30, 2016, 1,777,819 shares of our common stock are issuable upon the exercise of options outstanding, the vesting of restricted stock units and the vesting of performance-based restricted stock units. We also initially reserved 500,000 shares of common stock under our employee stock purchase plan for future issuances, and as of January 30, 2016, 12,928 shares of our common stock have been issued. Exercises of these options or issuances of common stock or preferred stock could reduce your influence over matters on which our shareholders vote and, in the case of issuances of preferred stock, likely could result in your interest in us being subject to the prior rights of holders of that preferred stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
We do not own any real property. Our corporate headquarters are located in Philadelphia, Pennsylvania and are leased under a lease agreement expiring in 2022, with options to renew for two successive five-year periods. Our approximately 605,000 square foot distribution center in Olive Branch, Mississippi is leased under a lease agreement expiring in 2022 with options to renew for three successive five-year periods. In July 2014, we signed a lease for a new distribution center in Pedricktown, New Jersey, which became fully operational during fiscal 2015. We currently occupy approximately 700,000 square feet and will expand to approximately one million square feet by 2019. The lease agreement expires in 2025 with options to renew for three successive five-year periods.
At the end of fiscal 2015, there were 437 Five Below store locations in 27 states. All of our stores are leased from third parties, and the leases typically have ten-year terms with additional five-year renewal options, and many provide us with the option to terminate early under specified conditions. In addition to future minimum lease payments, some of our store leases provide for additional rental payments based on a percentage of net sales if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has been listed on the NASDAQ Global Select Market under the symbol “FIVE” since our IPO in July 2012, which had a price of $17.00 per share. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Select Market:

Fiscal 2015	High	Low
First Quarter (February 1, 2015 - May 2, 2015)	$37.43	$28.51
Second Quarter (May 3, 2015 - August 1, 2015)	$41.47	$32.83
Third Quarter (August 2, 2015 - October 31, 2015)	$39.12	$31.26
Fourth Quarter (November 1, 2015 - January 30, 2016)	$35.51	$26.95

Fiscal 2014	High	Low
First Quarter (February 2, 2014 - May 3, 2014)	$44.35	$33.94
Second Quarter (May 4, 2014 - August 2, 2014)	$40.81	$34.23
Third Quarter (August 3, 2014 - November 1, 2014)	$43.73	$35.14
Fourth Quarter (November 2, 2014 - January 31, 2015)	$47.89	$32.01

On January 29, 2016 (the last trading day of fiscal 2015), the last reported sale price on the NASDAQ Global Select Market of our common stock was $35.23 per share. As of March 16, 2016, we had approximately 24,114 holders of record of our common stock.

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
The following graph compares the cumulative total shareholder return on our common stock from July 19, 2012 (the date our common stock commenced trading on the NASDAQ Global Select Market) through January 30, 2016, with the return on (i) the NASDAQ Global Market Composite Index and (ii) the NASDAQ US Benchmark Retail Index over the same period. This graph assumes an initial investment of $100 and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	7/19/2012	2/1/2013	1/31/2014	1/30/2015	1/29/2016
FIVE BELOW, INC.	$100.00	$140.00	$138.30	$125.70	$132.90
NASDAQ GLOBAL MARKET COMPOSITE INDEX	$100.00	$107.20	$138.40	$156.30	$155.60
NASDAQ US BENCHMARK RETAIL INDEX	$100.00	$111.00	$132.70	$161.50	$168.00

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
Recent Sales of Unregistered Securities
There were no reportable repurchases of our common stock during the fourth fiscal quarter of 2015.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected financial and other data as of and for the periods indicated. The selected financial data for fiscal 2015, 2014 and 2013 and selected consolidated balance sheet data as of January 30, 2016 and January 31, 2015 have been derived from our consolidated financial statements audited by KPMG LLP, our independent registered public accounting firm, included elsewhere in this Annual Report. The selected financial data for the fiscal years ended February 2, 2013, which we refer to as fiscal 2012, and January 28, 2012, which we refer to as fiscal 2011, and the selected balance sheet data as of February 1, 2014, February 2, 2013, and January 28, 2012, have been derived from our audited consolidated financial statements that have not been included in this Annual Report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected financial data in conjunction with the consolidated financial statements and accompanying notes and the information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.
We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31st of the following year. The reporting periods contained in the following table consist of 52 weeks of operations in each of fiscal 2015, 2014, 2013, and 2011 and 53 weeks of operations in fiscal 2012.

	Fiscal Year
	2015	2014	2013	2012	2011
	(in millions, except share and per share data)
Consolidated Statements of Operations Data (1):
Net sales	$832.0	$680.2	$535.4	$418.8	$297.1
Cost of goods sold	540.0	442.4	347.4	269.0	192.3
Gross profit	291.9	237.8	188.0	149.8	104.9
Selling, general and administrative expenses (2)	199.0	160.8	134.3	112.2	78.6
Operating income	92.9	77.0	53.7	37.7	26.2
Interest expense, net	—	0.1	1.5	2.4	—
Loss on debt extinguishment	—	0.2	0.3	1.6	—
Other expense (income)	0.3	—	—	(0.4)	—
Income before income taxes	92.7	76.7	52.0	34.1	26.2
Income tax expense	35.0	28.6	19.8	14.1	10.2
Net income	57.7	48.0	32.1	20.0	16.1
Dividend paid to preferred and unvested restricted shareholders	—	—	—	(65.4)	—
Series A 8% Convertible Preferred Stock cumulative dividends	—	—	—	—	(15.9)
Net income attributable to participating securities	—	—	(0.5)	—	(0.1)
Net income (loss) attributable to common shareholders	$57.7	$48.0	$31.7	$(45.4)	$0.1
Per Share Data:
Basic income (loss) per common share (3)	$1.06	$0.89	$0.59	$(1.28)	$—
Diluted income (loss) per common share (3)	$1.05	$0.88	$0.59	$(1.28)	$—
Dividends declared and paid per common share	$—	$—	$—	$2.02	$—
Weighted average shares outstanding:
Basic shares	54,513,622	54,219,801	53,294,805	35,444,200	15,903,599
Diluted shares	54,793,301	54,573,855	53,741,860	35,444,200	15,904,108

	Fiscal Year
	2015	2014	2013	2012	2011
	(in millions, except total stores data)
Consolidated Statements of Cash Flows Data (1):
Net cash provided by (used in):
Operating activities	$87.9	$61.4	$31.2	$30.4	$46.7
Investing activities	$(99.4)	$(32.3)	$(25.9)	$(22.9)	$(18.6)
Financing activities	$1.4	$(16.1)	$(11.2)	$7.3	$1.0
Other Operating and Financial Data (1):
Total stores at end of period	437	366	304	244	192
Comparable store sales growth	3.4%	3.4%	4.0%	7.1%	7.9%
Average net sales per store (4)	$2.0	$1.9	$1.9	$1.8	$1.7
Capital expenditures	$53.1	$32.3	$25.9	$22.9	$18.6
Consolidated Balance Sheet Data (1):
Cash and cash equivalents	$53.1	$63.2	$50.2	$56.1	$41.3
Short-term investment securities	46.3	—	—	—	—
Total current assets (5)	264.7	199.0	156.3	128.4	87.4
Total assets (5)	393.3	294.1	232.1	188.4	133.2
Total current liabilities	102.2	79.4	79.7	68.8	49.9
Total long-term debt, excluding current portion (6)	—	—	—	19.5	0.3
Total liabilities (5)	148.8	119.9	115.2	117.6	71.1
Series A 8% Convertible Preferred Stock	—	—	—	—	191.9
Total shareholders’ equity (deficit)	$244.5	$174.3	$116.9	$70.7	$(129.8)

(1)	Components may not add to total due to rounding.

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

(5)
In November 2015, the FASB issued ASU 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. We elected to early adopt this guidance effective the fourth quarter of Fiscal 2015, and we retrospectively applied the change for all periods presented.

(6)
We repaid $19.5 million of principal on the term loan facility in February 2014, subsequent to the end of fiscal 2013, which is classified as a current liability and not included in the long-term balance as of the end of fiscal 2013.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data,” and the consolidated financial statements and related notes included elsewhere in this Annual Report. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part I, Item 1A “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2016" or "fiscal 2016" refer to the period from January 31, 2016 to January 28, 2017, which consists of a 52-week fiscal year. References to “fiscal year 2015” or “fiscal 2015” refer to the period from February 1, 2015 to January 30, 2016, which consists of a 52-week fiscal year. References to “fiscal year 2014” or “fiscal 2014” refer to the period from February 2, 2014 to January 31, 2015, which consists of a 52-week fiscal year. References to “fiscal year 2013” or “fiscal 2013” refer to the period from February 3, 2013 to February 1, 2014, which consists of a 52-week fiscal year. References to “fiscal year 2012” or “fiscal 2012” refer to the period from January 29, 2012 to February 2, 2013, which consists of a 53-week fiscal year. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.
Overview
Five Below is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the teen and pre-teen customer. We offer a dynamic, edited assortment of exciting products, all priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of January 30, 2016, we operated 437 stores in 27 states.
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
We believe that our business model has resulted in strong financial performance irrespective of the economic environment. Our comparable store sales increased by 3.4% in fiscal 2015, 3.4% in fiscal 2014 and 4.0% in fiscal 2013. Between fiscal 2013 and fiscal 2015, our net sales increased from $535.4 million to $832.0 million, representing a compounded annual growth rate of 24.7%. Over the same period, our operating income increased from $53.7 million to $92.9 million, representing a compounded annual growth rate of 31.5%. In addition, we expanded our store base from 304 stores at the end of fiscal 2013 to 437 stores at the end of fiscal 2015. We plan to open approximately 85 new stores in fiscal 2016.
We expect to continue our strong growth in the future. By offering trend-right merchandise at a differentiated price point of $5 and below, our stores have been successful in varying geographic regions, population densities and real estate settings. We operate stores in 27 states in the Northeast, South and Midwest regions of the United States. We are primarily located in power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets with trade areas including at least 100,000 people in the specified market. We believe we have the opportunity to expand our store base in the United States from 437 locations as of January 30, 2016 to more than 2,000 locations over time. Our ability to open profitable new stores depends on many factors, including our ability to identify suitable markets and sites; negotiate leases with acceptable terms; achieve brand awareness in the new markets; efficiently source and distribute additional merchandise; and achieve sufficient levels of cash flow and financing to support our expansion.
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
Over the past five years we have invested a significant amount of capital in infrastructure and systems necessary to support our future growth and we expect to incur additional capital expenditures related to expansion of our infrastructure and systems in future periods. In fiscal 2011, we relocated our corporate headquarters and upgraded our warehouse management and information systems. In fiscal 2013, we opened our second distribution center in Olive Branch, Mississippi and expanded our corporate headquarters to support our growth. In fiscal 2014, we signed a lease for a new distribution center in Pedricktown, New Jersey to support our anticipated growth and took possession of the new distribution center in June 2015 which replaced our New Castle facility. We occupy approximately 700,000 square feet and will expand to approximately one million square feet by 2019. In fiscal 2015, we invested in a new ERP and began the multi-year implementation of the ERP, which is designed to enhance functionality and provide timely information to the Company's management team related to the operation of the business. In addition, the timing and amount of investments in our infrastructure and systems could affect the comparability of our results of operations in future periods.
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

	Fiscal Year
	2015	2014	2013
	(in millions, except total stores)
Consolidated Statements of Operations Data (1):
Net sales	$832.0	$680.2	$535.4
Cost of goods sold	540.0	442.4	347.4
Gross profit	291.9	237.8	188.0
Selling, general and administrative expenses (2)	199.0	160.8	134.3
Operating income	92.9	77.0	53.7
Interest expense, net	—	0.1	1.5
Loss on debt extinguishment	—	0.2	0.3
Other expense	0.3	—	—
Income before income taxes	92.7	76.7	52.0
Income tax expense	35.0	28.6	19.8
Net income	$57.7	$48.0	$32.1
Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.9%	65.0%	64.9%
Gross profit	35.1%	35.0%	35.1%
Selling, general and administrative expenses (2)	23.9%	23.6%	25.1%
Operating income	11.2%	11.3%	10.0%
Interest (income) expense, net	—%	—%	0.3%
Loss on debt extinguishment	—%	—%	0.1%
Other expense (income)	—%	—%	—%
Income before income taxes	11.1%	11.3%	9.7%
Income tax expense	4.2%	4.2%	3.7%
Net income	6.9%	7.1%	6.0%
Operational Data:
Total stores at end of period	437	366	304
Comparable stores sales growth	3.4%	3.4%	4.0%
Average net sales per store (3)	$2.0	$1.9	$1.9

(1)	Components may not add to total due to rounding.

(2)
Fiscal 2014 and 2013 includes $0.9 million and $6.1 million of share-based compensation expense that relates to the cancellation of certain stock options, in exchange for the grant of restricted shares and on-going expense recognition of the awards over the remaining vesting period. In addition, fiscal 2013 includes $1.0 million of expenses related to legal, accounting, and other fees in connection with secondary public offerings.

(3)	Only includes stores open during the full fiscal year.

Fiscal Year 2015 Compared to Fiscal Year 2014
Net Sales
Net sales increased to $832.0 million in fiscal year 2015 from $680.2 million in fiscal year 2014, an increase of $151.8 million, or 22.3%. The increase was the result of a non-comparable store sales increase of $130.7 million and a comparable store sales increase of $21.1 million. In fiscal year 2015, we opened 71 net new stores compared to 62 new stores in fiscal year 2014. The increase in non-comparable store sales was primarily driven by new stores and the number of stores that opened in fiscal 2014 but have not been open for 15 full months.
Comparable store sales increased 3.4% for fiscal year 2015 compared to fiscal year 2014. This increase resulted from an increase of approximately 1.8% in the number of transactions in our stores and an increase of approximately 1.6% in the average dollar value of transactions.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $540.0 million in fiscal year 2015 from $442.4 million in fiscal year 2014, an increase of $97.6 million, or 22.1%. The increase in cost of goods sold was primarily the result of an increase in the merchandise costs of goods resulting from an increase in sales. Also contributing to the increase in cost of goods sold was an increase in store occupancy costs resulting from new store openings and an increase in distribution costs, primarily due to the increase in net sales.
Gross profit increased to $291.9 million in fiscal year 2015 from $237.8 million in fiscal year 2014, an increase of $54.1 million, or 22.8%. Gross margin increased to 35.1% for fiscal year 2015 from 35.0% in fiscal year 2014, an increase of approximately 10 basis points. The increase in gross margin was primarily the result of a decrease in the merchandise costs of goods sold.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $199.0 million in fiscal year 2015 from $160.8 million in fiscal year 2014, an increase of $38.2 million, or 23.8%. As a percentage of net sales, SG&A expenses increased approximately 30 basis points to 23.9% in fiscal year 2015 compared to 23.6% in fiscal year 2014. The increase in SG&A expense was primarily the result of increases of $25.8 million in store-related expenses to support new store growth and our marketing initiatives, $7.8 million of corporate-related expenses, and $4.6 million in share-based compensation expense primarily driven by the leadership investments we made in fiscal 2014.
Income Tax Expense
Income tax expense increased to $35.0 million in fiscal year 2015 from $28.6 million in fiscal year 2014, an increase of $6.4 million, or approximately 22.1%. This increase in income tax expense was primarily the result of a $16.0 million increase in pre-tax net income. Our effective tax rate for fiscal year 2015 was 37.7% compared to 37.4% in fiscal year 2014.
Net Income
As a result of the foregoing, net income increased to $57.7 million in fiscal year 2015 from $48.0 million in fiscal year 2014, an increase of approximately $9.7 million, or 20.1%.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $160.8 million in fiscal year 2014 from $134.3 million in fiscal year 2013, an increase of $26.5 million, or 19.7%. As a percentage of net sales, SG&A expenses decreased 150 basis points to 23.6% in fiscal year 2014 compared to 25.1% in fiscal year 2013. The increase in SG&A expense was primarily the result of increases of $24.6 million in store-related expenses to support new store growth and $6.4 million of corporate-related expenses, partially offset by a decrease of $3.5 million in share-based compensation expense and $1.0 million of fees related to our secondary public offering that was incurred during fiscal year 2013. The decrease in share-based compensation expense was primarily driven by a decrease of $5.2 million related to the cancellation of certain stock options in exchange for the grant of restricted shares in March 2012. The remaining expense and vesting related to the cancellation of certain stock options in exchange for the grant of restricted shares from March 2012 was recognized during the first quarter of fiscal 2014. This decrease in share-based compensation expense was partially offset by new equity grants in fiscal 2014.
Interest Expense, Net
Interest expense, net decreased to $0.1 million in fiscal year 2014 from $1.5 million of interest expense, net in fiscal year 2013, a decrease of $1.4 million. The decrease in interest expense resulted mainly from the decrease in the outstanding balance of our Term Loan Facility. In February 2014, we repaid the remaining principal balance outstanding under the Term Loan Facility of $19.5 million.
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

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash flows from operations and borrowings under our Revolving Credit Facility (defined in “-Line of Credit”). Our primary cash needs are for capital expenditures and working capital.
Capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make capital expenditures of approximately $44 million in fiscal 2016, which we expect to fund from cash generated from operations. We expect to devote approximately $27 million of our capital expenditure budget in fiscal 2016 to construct and open 85 new stores, with the remainder projected to be spent on store relocations and remodels, our distribution centers, and our corporate infrastructure.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility. We did not have any direct borrowings under our Revolving Credit Facility during fiscal year 2015. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter.
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

Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Fiscal Year
	2015	2014	2013

Net cash provided by operating activities	$87.9	$61.4	$31.2
Net cash used in investing activities	(99.4)	(32.3)	(25.9)
Net cash provided by (used in) financing activities	1.4	(16.1)	(11.2)
Net (decrease) increase during period in cash and cash equivalents (1)	$(10.1)	$13.0	$(5.9)
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for fiscal 2015 was $87.9 million, an increase of $26.5 million compared to fiscal 2014. The increase was primarily due to an increase in operating cash flows from store performance offset by an increase in income taxes paid. During fiscal 2015, we added 71 net new stores and expect to add approximately 85 new stores in fiscal 2016.
Net cash provided by operating activities for fiscal 2014 was $61.4 million, an increase of $30.2 million compared to fiscal 2013. The increase was primarily due to an increase in operating cash flows from store performance. During fiscal 2014, we added 62 new stores.

Cash Used in Investing Activities
Net cash used in investing activities for fiscal 2015 was $99.4 million, an increase of $67.1 million compared to fiscal 2014 related to capital expenditures and the purchases of investment securities. The increase in capital expenditures was primarily for our new store construction, our distribution facilities and our corporate infrastructure.
Net cash used in investing activities for fiscal 2014 was $32.3 million, an increase of $6.4 million compared to fiscal 2013 related solely to capital expenditures. The increase in capital expenditures was primarily for our new store construction, our corporate infrastructure and our distribution facilities.

Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities for fiscal year 2015 was $1.4 million, an increase of $17.5 million compared to net cash used in financing activities of $16.1 million in fiscal year 2014. The increase in net cash provided by financing activities was primarily the result of the $19.5 million repayment of the remaining principal balance outstanding on the $100.0 million Term Loan Facility in fiscal year 2014.
Net cash used in financing activities for fiscal year 2014 was $16.1 million, an increase of $4.9 million compared to net cash used in financing activities of $11.2 million in fiscal year 2013. The increase in net cash used in financing activities was primarily the result of the $19.5 million principal repayment on the Term Loan Facility in fiscal year 2014 compared to $15.0 million principal repayments on the Term Loan Facility during fiscal year 2013.

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
During fiscal 2015, we had no borrowings or interest expense under the Revolving Credit Facility. During fiscal 2014, we borrowed approximately $7.0 million under our Revolving Credit Facility during the fourth quarter, which we repaid before the end of the quarter and incurred minimal interest. As of January 30, 2016 and January 31, 2015, we had approximately $20.0 million available on the line of credit.
All obligations under the Revolving Credit Facility are secured by substantially all of our assets and are guaranteed by the Subsidiary. As of January 30, 2016, we were in compliance with the covenants applicable to us under the Revolving Credit Facility.
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
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed for impairment using factors including, but not limited to, our future operating plans and projected cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In the event of a store closure, we will record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Based on the analysis performed, our management believes that there was no impairment of long-lived assets for each of the 2015, 2014 and 2013 fiscal years. The impairment loss analysis requires management to apply judgment and make estimates.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that clarifies the principles for recognizing revenue from contracts with customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016. The updated allows for a "full retrospective" adoption, meaning the update is applied to all periods presented, or a "modified retrospective" adoption, meaning the update is applied only the most current period presented in the financial statements. Early adoption is not permitted. We are currently evaluating the impact of the updated guidance on our consolidated financial statements and disclosures.
In November 2015, the FASB issued ASU 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. We elected to early adopt this guidance effective the fourth quarter of Fiscal 2015, and we retrospectively applied the change within our Consolidated Balance Sheets.
In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact of the updated guidance on our consolidated financial statements and disclosures.

Contractual Obligations
The following table summarizes, as of January 30, 2016, our minimum rental commitments under operating lease agreements including assumed extensions, minimum payments for long-term debt and other obligations in future periods:

(In millions)	Payments Due By Period
	Total (1)	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (2)	$616.8	$74.4	$153.6	$150.2	$238.6
Purchase obligations (3)	3.7	3.7	—	—	—
Total	$620.5	$78.1	$153.6	$150.2	$238.6

(1)	The amounts in this table exclude obligations under employment agreements. For a discussion of the compensation of our executive officers, see Part III, Item 11 “Executive Compensation”.

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

From January 31, 2016 to March 23, 2016, we committed to 14 new store leases with terms of 10 years that have future minimum lease payments of approximately $25.0 million.

Off Balance Sheet Arrangements
For the fiscal year ended January 30, 2016, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. We have short-term investment securities that are interest-bearing securities and if there are changes in interest rates, those changes would affect the interest income we earn on these investments and, therefore, impact our cash flows and results of operations. However, due to the short term nature of our investment portfolio, we do not believe an immediate 100 basis point increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
We also have a Revolving Credit Facility which includes a revolving line of credit with advances tied to a borrowing base, which bears interest at a variable rate. Because our Revolving Credit Facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates. As of January 30, 2016, we had no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility provides for interest on borrowings, at the Company's option, at (a) a prime rate plus a margin of (i) 0.75% if excess availability is greater than or equal to 75%, (ii) 1.0% if excess availability is less than 75% but greater than or equal to 33% or (iii) 1.25% if excess availability is less than 33% or (b) a LIBOR-based rate plus a margin of (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. The Revolving Credit Facility further provides for a letter of credit fee equal to the LIBOR-based rate plus (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
We have audited the accompanying consolidated balance sheets of Five Below, Inc. and subsidiary as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Five Below, Inc. and subsidiary as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Five Below, Inc.’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 23, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 23, 2016

FIVE BELOW, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	January 30, 2016	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$53,081	$63,186
Short-term investment securities	46,335	—
Inventories	148,370	115,652
Prepaid income taxes	1,341	1,939
Prepaid expenses and other current assets	15,618	18,180
Total current assets	264,745	198,957
Property and equipment, net	119,784	86,998
Deferred income taxes	8,507	7,881
Other assets	258	284
	$393,294	$294,120

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—
Accounts payable	58,225	39,222
Income taxes payable	11,942	14,442
Accrued salaries and wages	7,661	5,275
Other accrued expenses	24,368	20,462
Total current liabilities	102,196	79,401
Deferred rent and other	46,617	40,450
Total liabilities	148,813	119,851
Commitments and contingencies (note 4)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 54,590,641 and 54,420,228 shares, respectively.	546	544
Additional paid-in capital	306,522	293,992
Accumulated deficit	(62,587)	(120,267)
Total shareholders’ equity	244,481	174,269
	$393,294	$294,120
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Fiscal Year
	2015	2014	2013
Net sales	$831,954	$680,218	$535,402
Cost of goods sold	540,020	442,427	347,386
Gross profit	291,934	237,791	188,016
Selling, general and administrative expenses	198,993	160,775	134,279
Operating income	92,941	77,016	53,737
Interest (income) expense, net	(40)	125	1,513
Loss on debt extinguishment	—	244	266
Other expense (income)	325	(12)	—
Income before income taxes	92,656	76,659	51,958
Income tax expense	34,976	28,635	19,816
Net income	57,680	48,024	32,142
Net income attributable to participating securities	—	(20)	(465)
Net income attributable to common shareholders	$57,680	$48,004	$31,677
Basic income per common share	$1.06	$0.89	$0.59
Diluted income per common share	$1.05	$0.88	$0.59
Weighted average shares outstanding:
Basic shares	54,513,622	54,219,801	53,294,805
Diluted shares	54,793,301	54,573,855	53,741,860
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share and per share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity

	Shares	Amount
Balance, February 2, 2013	53,980,797	$540	$270,637	$(200,433)	$70,744
Share-based compensation expense	10,069	—	9,854	—	9,854
Exercise of options and warrants to purchase common stock	196,941	2	1,482	—	1,484
Vesting of restricted shares related to stock option exercises	—	—	239	—	239
Repurchase of unvested restricted shares related to stock option exercises	(648)	—	—	—	—
Excess tax benefit related to restricted shares and exercises of stock options and warrants	—	—	2,262	—	2,262
Issuance of common stock to employees under employee stock purchase plan	3,565		148		148
Net income	—	—	—	32,142	32,142
Balance, February 1, 2014	54,190,724	542	284,622	(168,291)	116,873
Share-based compensation expense	—	—	5,757	—	5,757
Issuance of unrestricted stock awards	4,324	—	160		160
Exercise of options to purchase common stock	207,809	2	1,479	—	1,481
Vesting of restricted shares related to stock option exercises	—	—	61	—	61
Vesting of restricted stock units	22,286	—	—	—	—
Purchase and retirement of treasury shares	(9,173)	—	(314)	—	(314)
Repurchase of unvested restricted shares related to stock option exercises	(87)	—	(1)	—	(1)
Excess tax benefit related to exercises of stock options	—	—	2,049	—	2,049
Issuance of common stock to employees under employee stock purchase plan	4,345	—	179	—	179
Net income	—	—	—	48,024	48,024
Balance, January 31, 2015	54,420,228	544	293,992	(120,267)	174,269
Share-based compensation expense	—	—	10,876	—	10,876
Issuance of unrestricted stock awards	7,947	—	280	—	280
Exercise of options to purchase common stock	115,364	2	910	—	912
Vesting of restricted stock units	51,546	—	—	—	—
Common shares withheld for taxes	(9,462)	—	(322)	—	(322)
Excess tax benefit related to exercises of stock options	—	—	608	—	608
Issuance of common stock to employees under employee stock purchase plan	5,018	—	178	—	178
Net income	—	—	—	57,680	57,680
Balance, January 30, 2016	54,590,641	$546	$306,522	$(62,587)	$244,481
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year
	2015	2014	2013
Operating activities:
Net income	$57,680	$48,024	$32,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,227	17,202	13,469
Share-based compensation expense	11,172	5,931	10,092
Deferred income tax benefit	(626)	(3,063)	(5,074)
Other non-cash expenses	59	444	1,032
Changes in operating assets and liabilities:
Prepaid income taxes	598	(442)	(1,461)
Inventories	(32,718)	(26,275)	(28,546)
Prepaid expenses and other assets	2,561	(2,936)	(3,597)
Accounts payable	17,578	3,060	4,083
Income taxes payable	(2,500)	8,435	(1,076)
Accrued salaries and wages	2,386	2,603	(1,532)
Deferred rent	6,398	5,669	8,384
Other accrued expenses	3,098	2,778	3,271
Net cash provided by operating activities	87,913	61,430	31,187
Investing activities:
Purchases of investment securities	(46,335)	—	—
Capital expenditures	(53,059)	(32,322)	(25,931)
Net cash used in investing activities	(99,394)	(32,322)	(25,931)
Financing activities:
Repayment of note payable under Term Loan Facility	—	(19,500)	(15,000)
Borrowing on note payable under Revolving Credit Facility	—	7,000	—
Repayment of note payable under Revolving Credit Facility	—	(7,000)	—
Net proceeds from issuance of common stock	178	179	148
Proceeds from exercise of options to purchase common stock	912	1,481	1,484
Common shares withheld for taxes	(322)	(314)	—
Excess tax benefit related to restricted shares and exercise of stock options and warrants	608	2,049	2,262
Other	—	(1)	(47)
Net cash provided by (used in) financing activities	1,376	(16,106)	(11,153)
Net (decrease) increase in cash and cash equivalents	(10,105)	13,002	(5,897)
Cash and cash equivalents at beginning of year	63,186	50,184	56,081
Cash and cash equivalents at end of year	$53,081	$63,186	$50,184
Supplemental disclosures of cash flow information:
Interest paid	$25	$129	$1,259
Income taxes paid	$36,897	$21,587	$25,039
Non-cash investing activities
Increase (decrease) in accounts payable and accrued purchases of property and equipment	$1,986	$(1,673)	$606
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of January 30, 2016, operated in 27 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, South Carolina, and Mississippi. As of January 30, 2016 and January 31, 2015, the Company operated 437 stores and 366 stores, respectively, each operating under the name “Five Below.”
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
The Company considers all highly liquid investments purchased with a maturity date of three months or less when purchased to be cash equivalents. Our cash equivalents consist of credit and debit card receivables, money market funds, certificates of deposit, corporate bonds and municipal bonds, which are classified as cash and cash equivalents in the accompanying consolidated balance sheets. The majority of payments due from banks for third-party credit card and debit card transactions resulting from customer purchases at the Company’s retail stores process within 24 to 48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. Amounts due from banks for these transactions classified as cash equivalents totaled $3.9 million and $3.1 million as of January 30, 2016 and January 31, 2015, respectively. Book overdrafts, which are outstanding checks in excess of funds on deposit, are recorded within accounts payable in the accompanying consolidated balance sheets and within operating activities in the accompanying consolidated statements of cash flows. As of January 30, 2016 and January 31, 2015, the Company had cash equivalents of $22.6 million and $43.1 million, respectively.

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
The Company’s financial instruments consist primarily of cash equivalents, short-term investment securities, accounts payable, and borrowings under a line of credit (as defined in note 3). The Company believes that: (1) the carrying value of cash equivalents and accounts payable are representative of their respective fair value due to the short-term nature of these instruments; and (2) the carrying value of the borrowings under the line of credit approximates their fair value because the line of credit’s interest rates vary with market interest rates. Under the fair value hierarchy, the fair market values of the short-term investments in corporate bonds are level 1 while the short-term investments in certificates of deposits and municipal bonds are level 2. The fair market values of level 2 investments are determined by management with the assistance of a third party pricing service. Since quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.
As of January 30, 2016, the Company's short-term investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$37,127	$—	$29	$37,098
Certificates of deposit	6,916	6	—	6,923
Municipal bonds	2,291	—	—	2,291
Total	$46,335	$6	$29	$46,312
Investment securities as of January 30, 2016 all mature in one year or less.

(e)	Inventories
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
Depreciation and amortization is recorded using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases, if applicable. The estimated useful lives are three to ten years for furniture and fixtures and computers and equipment. Store leasehold improvements are amortized over the shorter of the useful life or the lease term plus assumed extensions, which is generally 10 years. Depreciation and amortization expense for property and equipment, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations, was $22.2 million, $17.2 million and $13.5 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Property and equipment, net, consists of the following (in thousands):

	January 30, 2016	January 31, 2015
Furniture and fixtures	$81,418	$54,933
Leasehold improvements	80,814	64,109
Computers and equipment	28,358	20,017
Construction in process	3,589	7,324
Property and equipment, gross	194,179	146,383
Less: Accumulated depreciation and amortization	(74,395)	(59,385)
Property and equipment, net	$119,784	$86,998

(g)	Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its Company's most recent analysis, management believes that no impairment of long-lived assets exists as of January 30, 2016.

(h)	Deferred Financing Costs
Deferred financing costs (note 3) are amortized to interest expense over the term of the related credit agreement. Amortization expense in fiscal 2015, fiscal 2014 and fiscal 2013 was $27.0 thousand, $24.7 thousand, and $0.3 million, respectively. In connection with the repayments of the $100.0 million term loan facility in the amounts of $19.5 million and $15.0 million in fiscal 2014 and fiscal 2013, respectively, we wrote-off approximately $0.2 million and $0.3 million of deferred financing costs in fiscal 2014 and fiscal 2013, respectively, which is included in loss on debt extinguishment in the accompanying consolidated statements of operations.

(i)	Leases
The Company leases store locations, distribution centers, and equipment used in its operations and evaluates and classifies its leases as operating or capital leases for financial reporting purposes. Any assets held under a capital lease are included in property and equipment, net. As of January 30, 2016 and January 31, 2015, the Company had no material capital leases.
Operating lease expense is recorded on a straight-line basis over the lease term. At the inception of a lease, the Company determines the lease term, which includes periods under the exercise of renewal options that are reasonably assured. Renewal options are exercised at the Company's sole discretion. The corporate headquarters is leased under a lease agreement expiring in 2022, with options to renew for two successive five-year periods. The distribution center in Olive Branch, Mississippi is leased under a lease agreement expiring in 2022 with options to renew for three successive five-year periods. The new distribution center in Pedricktown, New Jersey is leased under a lease agreement expiring in 2025 with options to renew for three successive five-year periods. Generally, the Company’s store leases have expected lease terms of ten years, which are comprised of an initial term of ten years or an initial term of five years and one assumed five-year extension, resulting in a ten-year life. The expected lease term is used to determine whether a lease is capital or operating and to calculate straight-line rent expense.
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
The following table summarizes the Company's deferred rent and other long-term liabilities balances (in thousands):

	January 30, 2016	January 31, 2015
Current:
Deferred rent (1)	$3,847	$3,711
Total current liabilities	$3,847	$3,711

Long-term:
Deferred rent	$46,384	$40,122
Other	233	328
Total long-term liabilities	$46,617	$40,450

(1)	The current portion of deferred rent is included in the other accrued expenses line item in the accompanying consolidated balance sheets.

(k)	Share-based Compensation
The Company measures the cost of employee services received in exchange for share-based compensation based on the grant date fair value of the employee stock award. Incremental compensation costs arising from subsequent modifications of awards after the grant date must also be recognized. The Company recognizes compensation expense based on the estimated grant date fair value of restricted stock awards, and using the Black-Scholes option-pricing model for grants of stock options which are both recorded on a straight-line basis over the vesting period for the entire award. Share-based compensation cost recognized and included in expenses for fiscal 2015, fiscal 2014 and fiscal 2013, was $11.2 million, $5.9 million and $10.1 million, respectively.

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
Costs incurred between completion of a new store location’s construction and its opening (pre-opening costs) are charged to expense as incurred. Pre-opening costs were $4.9 million, $4.6 million and $4.3 million in fiscal 2015, fiscal 2014, and fiscal 2013, respectively, and are recorded in the accompanying consolidated statements of operations based on the nature of the expense.

(q)	Advertising Costs
Advertising costs are charged to expense the first time the advertising takes place. Advertising expenses were $22.2 million, $19.3 million and $15.6 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

(u)	Reclassifications
Certain prior year balances presented in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation.

(v)	Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that clarifies the principles for recognizing revenue from contracts with customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016. The updated allows for a "full retrospective" adoption, meaning the update is applied to all periods presented, or a "modified retrospective" adoption, meaning the update is applied only the most current period presented in the financial statements. Early adoption is not permitted. The Company is currently evaluating the impact of updated guidance on the Company's consolidated financial statements and disclosures.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company elected to early adopt this guidance effective the fourth quarter of Fiscal 2015, and the Company retrospectively applied the change within the accompanying balance sheets. As a result of the retrospective adoption, the Company reclassified the January 31, 2015 consolidated balance sheet resulting in a reduction of $8.6 million in current deferred income tax assets, a reduction of long term deferred income tax liabilities of $0.7 million and an increase in long term deferred income tax assets of $7.8 million.
In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of the updated guidance on the Company's consolidated financial statements and disclosures.

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
The two-class method is used to calculate basic and diluted income per common share for the applicable periods since certain of the Company's restricted stock were participating securities. The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, basic income per common share is computed by dividing net income attributable to common shares after allocation of income to participating securities by the weighted-average number of common shares outstanding during the year. Diluted income per common share is computed using the more dilutive of the two-class method or the if-converted method. In periods of net loss, no effect is given to participating securities since they do not contractually participate in the losses of the Company. The two-class method is the more dilutive method for fiscal 2014 and fiscal 2013. As of January 31, 2015, the Company no longer has any outstanding participating securities.
The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Fiscal Year
	2015	2014	2013
Numerator:
Net income	$57,680	$48,024	$32,142
Net income attributable to participating securities	—	(20)	(465)
Net income attributable to common shareholders	$57,680	$48,004	$31,677
Denominator:
Weighted average common shares outstanding - basic	54,513,622	54,219,801	53,294,805
Dilutive impact of options, restricted stock units, and employee stock purchase plan	279,679	354,054	447,055
Weighted average common shares outstanding - diluted	54,793,301	54,573,855	53,741,860
Per common share:
Basic income per common share	$1.06	$0.89	$0.59
Diluted income per common share	$1.05	$0.88	$0.59

For fiscal 2014 and fiscal 2013, $20.0 thousand and $0.5 million respectively, of net income was attributable to participating securities, as the two-class method was more dilutive, and the remainder was attributable to common shareholders.

The effects of the assumed exercise of stock options outstanding as of January 30, 2016 for 710,153 shares of common stock were excluded from the fiscal 2015 calculation of diluted net income per share as their impact would have been anti-dilutive.
The effects of non-vested restricted stock units outstanding as of January 30, 2016 for approximately 6,500 shares of common stock were excluded from the fiscal 2015 calculation of diluted net income per share as their impact would have been anti-dilutive.
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
In connection with the $15.0 million and $19.5 million of principal repayments on the Term Loan Facility in fiscal 2013 and fiscal 2014, respectively, approximately $0.3 million and $0.2 million of the deferred financing costs were written off and included in loss on debt extinguishment in the consolidated statements of operations, respectively.
During fiscal 2015, fiscal 2014 and fiscal 2013, the Company recorded amortization of deferred financing fees of $27.0 thousand, $24.7 thousand and $0.3 million, respectively, which is included in interest expense.
The Company had approximately $34.8 thousand and $0.1 million of remaining deferred financing fees as of January 30, 2016 and January 31, 2015, respectively.
Line of Credit
In 2006, the Company entered into a Loan and Security Agreement (the "Loan and Security Agreement") with Wells Fargo Bank, National Association that included a revolving line of credit with advances tied to a borrowing base. The Loan and Security Agreement was amended and/or restated several times, the latest on June 12, 2013 (as amended and restated, the "Revolving Credit Facility"), generally to extend the maturity date, increase maximum borrowings, adjust the applicable interest rates, permit the formation and capitalization of the Subsidiary, and make the Subsidiary a party to the Loan and Security Agreement as a guarantor of the Company's obligations, and modify certain definitions.
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
During fiscal 2015 and fiscal 2013, the Company had no borrowings or interest expense under the Revolving Credit Facility. During fiscal 2014, the Company borrowed approximately $7.0 million under our Revolving Credit Facility during the fourth quarter, which was repaid before the end of the quarter and incurred minimal interest.
As of January 30, 2016, January 31, 2015, and February 1, 2014, the Company had approximately $20.0 million available on the line of credit.
All obligations under the Revolving Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the Subsidiary. As of January 30, 2016 and January 31, 2015, the Company was in compliance with the covenants applicable to it under the Revolving Credit Facility.

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
The Company’s minimum rental commitments under operating lease agreements, including assumed extensions, as of January 30, 2016, are as follows (in thousands):

Fiscal Year	Retail stores	Corporate office and distribution centers	Total
2016	$67,706	$6,744	$74,450
2017	70,618	6,603	77,221
2018	69,243	7,128	76,371
2019	68,055	7,748	75,803
2020	65,993	8,379	74,372
Thereafter	209,793	28,815	238,608
	$551,408	$65,417	$616,825
Rent expense, including base and contingent rent under operating leases, was $66.0 million, $53.6 million and $41.8 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Contingent rents were $0.6 million, $0.5 million and $0.5 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

From January 31, 2016 to March 23, 2016, the Company committed to 14 new store leases with terms of 10 years that have future minimum lease payments of approximately $25.0 million.
Other contractual commitments
The Company has employment agreements with certain key employees that provide for, among other things, salary, bonus, severance, and change-in-control provisions. The severance and change of control provisions under these agreements provide for additional payments upon employee separation of up to approximately $4.1 million.
As of January 30, 2016, the Company has other purchase commitments of approximately $3.7 million consisting of purchase agreements for materials that will be used in the construction of new stores.
Contingencies
Legal Matters
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial condition or results of operations.

(5)	Shareholders’ Equity
As of January 30, 2016, the Company is authorized to issue 120,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock. The holders of the common stock are entitled to one vote per share of common stock and are entitled to receive dividends if declared by the board of directors. The preferred stock may be issued from time to time in series as designated by the board of directors. The designations, powers, preferences, voting rights, privileges, options, conversion rights, and other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof shall be designated by the board of directors.
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
The Five Below, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”) is intended to be qualified as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986. The number of shares of common stock reserved for issuance, which is subject to other limitations, is 500,000 shares. The ESPP allows eligible employees the opportunity to purchase, subject to limitations, shares of the Company’s common stock through payroll deductions at a discount of 10% of the fair market value of such shares on the purchase date. In fiscal 2015, the Company issued 5,018 shares of common stock under the ESPP resulting in proceeds of approximately $0.2 million and recorded share-based compensation expense of $16.5 thousand in connection with the ESPP related to the amount of the discount. In fiscal 2014, the Company issued 4,345 shares of common stock under the ESPP resulting in proceeds of approximately $0.2 million and recorded share-based compensation expense of $16.4 thousand in connection with the ESPP related to the amount of the discount. In fiscal 2013, the Company issued 3,565 shares of common stock under the ESPP resulting in proceeds of approximately $0.1 million and recorded share-based compensation expense of $13.5 thousand in connection with the ESPP related to the amount of the discount.

(6)	Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2002 Equity Incentive Plan (the “Plan”), the Company’s board of directors may grant stock options, restricted shares and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7,600,000 shares under the Plan. As of January 30, 2016, 3,805,804 stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s board of directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity under the Plan was as follows:

	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term
Balance as of February 2, 2013	1,187,817	$10.43	9.3
Granted	554,500	38.92
Forfeited	(205,456)	20.23
Cancelled	(35,300)	30.19
Exercised	(196,941)	7.55
Balance as of February 1, 2014	1,304,620	20.90	8.5
Granted	253,973	36.18
Forfeited	(169,850)	31.75
Cancelled	(20,000)	39.41
Exercised	(207,809)	7.11
Balance as of January 31, 2015	1,160,934	24.80	8.0
Granted	116,894	28.58
Forfeited	(73,790)	34.93
Exercised	(115,364)	7.90
Balance as of January 30, 2016	1,088,674	26.31	7.5
Exercisable as of January 30, 2016	603,972	$19.57	6.4

The fair value of each option award granted to employees including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2015	2014	2013
Expected volatility	47.0%	47.9%	50.0%
Risk-free interest rate	1.8%	1.9%	1.4%
Expected life of options	6.4 years	6.4 years	6.3 years
Expected dividend yield	—%	—%	—%
The Company uses the simplified method to estimate the expected term of the option. The expected volatility incorporates historical and implied volatility of similar entities whose share prices are publicly available. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The per-share weighted average grant-date fair value of stock options granted to employees in fiscal 2015, fiscal 2014 and fiscal 2013 was $13.67, $17.59 and $18.90 respectively. The total intrinsic value of stock options exercised during fiscal 2015, fiscal 2014 and fiscal 2013 was $3.2 million, $7.0 million and $7.2 million, respectively. The aggregate intrinsic value of stock options exercisable and stock options outstanding as of January 30, 2016 was $10.1 million and $11.0 million, respectively. In fiscal 2015, fiscal 2014 and fiscal 2013, the Company received cash from the exercise of options of $0.9 million, $1.5 million, $1.5 million, respectively, and excess tax benefits from option exercises and restricted stock of $0.6 million, $2.0 million and $2.3 million, respectively. Upon option exercise, the Company issued new shares of common stock.
Restricted Stock Units and Performance-Based Restricted Stock Units
All restricted stock units ("RSU") and performance-based restricted stock units ("PSU") vest in accordance with vesting conditions set by the compensation committee of the Company’s board of directors. RSU's granted to date have vesting periods ranging from less than one year to five years from the date of grant. PSU's granted to date having vesting periods ranging from one year to five years from the date of grant, including grants that have a cumulative three year performance period, subject to satisfaction of the applicable performance goals established for the respective grant. The Company periodically assesses the probability of achievement of the performance criteria and adjusts the amount of compensation expense accordingly. Compensation is recognized over the vesting period and adjusted for the probability of achievement of the performance criteria.
RSU and PSU activity under the Plan was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of February 1, 2014	—	$—	—	$—
Granted	175,772	35.84	396,055	38.20
Vested	(22,286)	34.40	—	—
Forfeited	(5,716)	38.52	(3,874)	38.71
Non-vested balance as of January 31, 2015	147,770	35.95	392,181	38.20
Granted	115,248	30.62	85,282	28.58
Vested	(44,574)	34.40	—	—
Forfeited	(6,762)	33.01	—	—
Non-vested balance as of January 30, 2016	211,682	$33.47	477,463	$36.48
In connection with the vesting of RSU's during fiscal 2015, the Company withheld 9,462 shares with an aggregate value of $0.3 million in satisfaction of minimum tax withholding obligations due upon vesting. In connection with the vesting of RSU's during fiscal 2014, the Company withheld 9,173 shares with an aggregate value of 0.3 million in satisfaction of minimum tax withholding obligations due upon vesting.
On March 8, 2016, 77,260 performance-based restricted stock units vested. In connection with the vesting, the Company withheld 33,699 shares with an aggregate value of $1.3 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of January 30, 2016, there was $22.5 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, restricted stock units and performance-based restricted stock units) granted under the Plan. That cost is expected to be recognized over a weighted average vesting period of 2.6 years.

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
As of January 30, 2016, no valuation allowance has been provided for net deferred tax assets as management believes that it is more likely than not that the Company will realize all deferred tax assets as of January 30, 2016.

The components of the income tax expense are as follows (in thousands):

	Fiscal Year
	2015	2014	2013
Current:
Federal	$30,976	$28,480	$21,718
State	4,626	3,218	3,172
	35,602	31,698	24,890
Deferred:
Federal	349	(2,544)	(3,977)
State	(975)	(519)	(1,097)
	(626)	(3,063)	(5,074)
Income tax expense	$34,976	$28,635	$19,816
The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year
	2015	2014	2013
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.6	2.2	2.6
Other	0.1	0.2	0.5
	37.7%	37.4%	38.1%

 The effective tax rate for fiscal 2015 compared to fiscal 2014 was primarily impacted by discrete items and changes in pre-tax income across state jurisdictions. The effective tax rate for fiscal 2014 compared to fiscal 2013 was primarily impacted by changes in the mix of pretax income across state jurisdictions and the Company's operating entities as a result of the Restructuring in fiscal 2013.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are (in thousands):

	January 30, 2016	January 31, 2015

Deferred tax assets:
Inventories	$9,082	$6,858
Deferred revenue	297	189
Accrued bonus	1,820	915
Deferred rent	19,733	17,250
Other	5,522	2,512
Deferred tax assets	36,454	27,724
Deferred tax liabilities:
Property and equipment	(26,780)	(18,912)
Other	(1,167)	(931)
Deferred tax liabilities	(27,947)	(19,843)
	$8,507	$7,881
Total income taxes paid during fiscal 2015, fiscal 2014, and fiscal 2013 were $36.9 million, $21.6 million and $25.0 million, respectively.
The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s balance sheets as of January 30, 2016 and January 31, 2015, and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for fiscal 2015, fiscal 2014, or fiscal 2013.

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
The Company has a 401(k) Retirement Savings Plan for all employees who have at least 1 year of service, worked at least 1,000 hours, and are 21 years of age. Employees can contribute up to the maximum amount allowed under law. The Company may make discretionary matching and profit sharing contributions, which vest over a period of 5 years from each employee’s commencement of employment with the Company. During fiscal 2015, fiscal 2014 and fiscal 2013, the Company made discretionary contributions of $0.4 million, $0.3 million and $0.2 million, respectively.

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
Set forth below is data for the following groups of products: leisure, fashion and home, and party and snack. The percentage of net sales represented by each product group for each of the last three fiscal years was as follows:

	Percentage of Net Sales
	Fiscal Year
	2015	2014	2013
Leisure	50.8%	51.0%	51.7%
Fashion and home	29.7%	29.3%	29.3%
Party and snack	19.5%	19.7%	19.0%
Total	100.0%	100.0%	100.0%
Leisure includes items such as sporting goods, games, toys, tech, books, electronic accessories, and arts and crafts. Fashion and home includes items such as personal accessories, “attitude” t-shirts, beauty offerings, home goods and storage options. Party and snack includes items such as party and seasonal goods, greeting cards, candy and other snacks, and beverages.
(10) Quarterly Results of Operations and Seasonality (Unaudited)
Quarterly financial results for fiscal 2015 and fiscal 2014 were as follows: (in thousands except for per share data).

	Fiscal Year 2015 (1)				Fiscal Year 2014 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$326,351	$169,685	$182,191	$153,727	$263,756	$137,979	$152,479	$126,004
Gross profit	$132,182	$52,765	$59,826	$47,161	$106,328	$41,623	$50,905	$38,935
Net income	$42,004	$4,337	$7,061	$4,278	$33,313	$3,311	$8,320	$3,080
Basic income income per common share	$0.77	$0.08	$0.13	$0.08	$0.61	$0.06	$0.15	$0.06
Diluted income income per common share	$0.77	$0.08	$0.13	$0.08	$0.61	$0.06	$0.15	$0.06
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

Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended January 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of January 30, 2016. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of January 30, 2016, the company maintained effective internal control over financial reporting at a reasonable assurance level.

The effectiveness of the company’s internal control over financial reporting as of January 30, 2016 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report dated March 23, 2016 that appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Five Below, Inc.:
We have audited Five Below, Inc.’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Five Below, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting presented above. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Five Below, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Five Below, Inc. and subsidiary as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 30, 2016, and our report dated March 23, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 23, 2016
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is included in the “Board of Directors–Nominees for Election to the Board of Directors for a Three-Year Term Expiring at the 2019 Annual Meeting,” “Board of Directors–Members of the Board of Directors Continuing in Office for a Term Expiring at the 2017 Annual Meeting,” “Board of Directors–Members of the Board of Directors Continuing in Office for a Term Expiring at the 2018 Annual Meeting,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors–Code of Business Conduct and Ethics,” “Board of Directors–Committees of the Board of Directors,” and “Board of Directors–Director Nomination Process” sections of our proxy statement for the 2016 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than May 30, 2016, and is incorporated by reference herein.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is included in the “Compensation Discussion and Analysis,” “Executive Compensation,” “Board of Directors–Director Compensation,” “Board of Directors–Board Leadership Structure and Board’s Role in Risk Oversight,” “Board of Directors–Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” sections of our proxy statement for the 2016 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than May 30, 2016, and is incorporated by reference herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item 12 is included in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of our proxy statement for the 2016 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than May 30, 2016, and is incorporated by reference herein.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included in the “Certain Relationships and Related Party Transactions” and “Board of Directors–Director Independence” sections of our proxy statement for the 2016 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than May 30, 2016, and is incorporated by reference herein.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in the “Proposal 3, Ratification of Independent Registered Public Accounting Firm” section of our proxy statement for the 2016 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than May 30, 2016, and is incorporated by reference herein.
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

Exhibit
Number        Description

3.1
Amended and Restated Articles of Incorporation of Five Below, Inc., as currently in effect (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed with the Commission on September 3, 2015)

3.2	Amended and Restated Bylaws of Five Below, Inc., as currently in effect (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed with the Commission on September 3, 2015)

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

10.12†	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Commission on June 30, 2014)

10.13†	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Commission on December 5, 2014)

10.14†	Form of Award Agreement for Restricted Stock Units (filed herewith)

10.15†
Five Below, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.15 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on June 12, 2012)

10.16†
Five Below, Inc. Performance Bonus Plan (incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on June 12, 2012)

10.17†
Form of Director and Officer Indemnification Agreement(incorporated by reference to Exhibit 10.17 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on May 24, 2012)

10.18†
Letter Employment Agreement, dated October 14, 2010, by and between Thomas Vellios and Five Below, Inc. (incorporated by reference to Exhibit 10.19 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.19†
Amendment to Employment Agreement, dated September 28, 2011, by and between Thomas Vellios and Five Below, Inc. (incorporated by reference to Exhibit 10.20 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.20†
Amendment, dated February 18, 2015, to Employment Letter, dated October 14, 2015, as amended, by and between Thomas Vellios and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on February 23, 2015)

10.21†
Letter Employment Agreement, dated April 16, 2012, by and between Kenneth R. Bull and Five Below, Inc. (incorporated by reference to Exhibit 10.21 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Commission on April 18, 2012)

10.22†
Letter Employment Agreement, dated December 10, 2014, by and between Michael Romanko and Five Below, Inc. (incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K filed with the Commission on March 26, 2015)

10.23†
Employment Letter and Non-Disclosure Agreement, each dated June 8, 2014, by and between Joel D. Anderson and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on June 12, 2014)

10.24†
Amendment to Employment Letter, dated December 4, 2014, by and between Joel D. Anderson and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on December 4, 2014)

10.25†
Amendment to Employment Letter, dated July 20, 2015, by and between Joel D. Anderson and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Commission on September 3, 2015)

10.26†
Employment Letter and Non-Disclosure Agreement, each dated May 21, 2014, by and between Eric M. Specter and Five Below, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Commission on June 12, 2014)

10.27†
Amendment to Employment Letter, dated March 11, 2016, by and between Eric M. Specter and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on March 17, 2016)

10.28
Third Amended and Restated Loan and Security Agreement, dated June 12, 2013, among Five Below, Inc., Five Below Merchandising, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q filed with the Commission on June 13, 2013)

10.29†	Five Below, Inc. Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the Commission on June 4, 2015)

10.30†	Five Below, Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Commission on November 29, 2012)

23.1	Consent of KPMG LLP (filed herewith)

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

101*
The following financial information from this Annual Report on Form 10-K, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of January 30, 2016 and January 31, 2015; (ii) the Consolidated Statements of Operations for Fiscal Years 2015, 2014, and 2013; (iii) the Consolidated Statements of Changes in Shareholders’ Equity For Fiscal Years 2015, 2014, and 2013; (iv) the Consolidated Statements of Cash Flows for Fiscal Years 2015, 2014, and 2013 and (v) the Notes to Consolidated Financial Statements, in each case, tagged in detail.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Philadelphia, Pennsylvania, on the 23rd day of March 2016.

FIVE BELOW, INC.
By: /s/ Joel D. Anderson
Name: Joel D. Anderson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas G. Vellios Thomas G. Vellios	Executive Chairman	March 23, 2016
/s/ Joel D. Anderson Joel D. Anderson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2016
/s/ Kenneth R. Bull Kenneth R. Bull	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2016
/s/ Michael F. Devine Michael F. Devine	Director	March 23, 2016
/s/ David M. Mussafer David M. Mussafer	Director	March 23, 2016
/s/ Thomas M. Ryan Thomas M. Ryan	Director	March 23, 2016
/s/ Ronald L. Sargent Ronald L. Sargent	Director	March 23, 2016
/s/ Kathleen S. Barclay Kathleen S. Barclay	Director	March 23, 2016
/s/ Catherine E. Buggeln Catherine E. Buggeln	Director	March 23, 2016
/s/ Daniel J. Kaufman Daniel J. Kaufman	Director	March 23, 2016

Exhibit Index

No.     Description

10.14    Form of Award Agreement for Restricted Stock Units

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

101*
The following financial information from this Annual Report on Form 10-K, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of January 30, 2016 and January 31, 2015; (ii) the Consolidated Statements of Operations for Fiscal Years 2015, 2014, and 2013; (iii) the Consolidated Statements of Changes in Shareholders’ Equity For Fiscal Years 2015, 2014, and 2013; (iv) the Consolidated Statements of Cash Flows for Fiscal Years 2015, 2014, and 2013 and (v) the Notes to Consolidated Financial Statements, in each case, tagged in detail.

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