Form 10-Q
period 2016-04-30
FIVE BELOW, INC
filed 2016-06-03
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016.
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 2, 2016 was 54,725,136.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	April 30, 2016	January 30, 2016	May 2, 2015
Assets
Current assets:
Cash and cash equivalents	$25,774	$53,081	$52,391
Short-term investment securities	55,851	46,335	—
Inventories	156,300	148,370	119,820
Prepaid income taxes	4,411	1,341	6,941
Prepaid expenses and other current assets	21,620	15,618	16,736
Total current assets	263,956	264,745	195,888
Property and equipment, net of accumulated depreciation and amortization of $80,522, $74,395 and $63,573, respectively.	123,765	119,784	98,134
Deferred income taxes	8,720	8,507	8,533
Other assets	278	258	293
	$396,719	$393,294	$302,848

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	57,784	58,225	42,146
Income taxes payable	802	11,942	253
Accrued salaries and wages	5,672	7,661	4,590
Other accrued expenses	28,777	24,368	30,463
Total current liabilities	93,035	102,196	77,452
Deferred rent and other	49,367	46,617	43,659
Total liabilities	142,402	148,813	121,111
Commitments and contingencies (note 4)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 54,724,935, 54,590,641 and 54,478,408 shares, respectively.	547	546	545
Additional paid-in capital	309,599	306,522	297,181
Accumulated deficit	(55,829)	(62,587)	(115,989)
Total shareholders’ equity	254,317	244,481	181,737
	$396,719	$393,294	$302,848
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Net sales	$192,715	$153,727
Cost of goods sold	132,448	106,566
Gross profit	60,267	47,161
Selling, general and administrative expenses	49,515	40,140
Operating income	10,752	7,021
Interest income (expense), net	74	(9)
Income before income taxes	10,826	7,012
Income tax expense	4,068	2,734
Net income	$6,758	$4,278
Basic income per common share	$0.12	$0.08
Diluted income per common share	$0.12	$0.08
Weighted average shares outstanding:
Basic shares	54,681,646	54,448,634
Diluted shares	54,964,890	54,717,146
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity

	Shares	Amount
Balance, January 30, 2016	54,590,641	$546	$306,522	$(62,587)	$244,481
Share-based compensation expense	—	—	2,813	—	2,813
Issuance of unrestricted stock awards	1,676	—	70	—	70
Exercise of options to purchase common stock	88,654	1	1,126	—	1,127
Vesting of restricted and performance-based stock units	77,904	—	—	—	—
Common shares withheld for taxes	(33,940)	—	(1,299)	—	(1,299)
Excess tax benefit related to exercises of stock options	—	—	367	—	367
Net income	—	—	—	6,758	6,758
Balance, April 30, 2016	54,724,935	$547	$309,599	$(55,829)	$254,317
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Operating activities:
Net income	$6,758	$4,278
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,125	4,740
Share-based compensation expense	2,888	2,465
Deferred income tax benefit	(213)	(652)
Other non-cash expenses	22	13
Changes in operating assets and liabilities:
Prepaid income taxes	(3,070)	(5,002)
Inventories	(7,931)	(4,168)
Prepaid expenses and other assets	(6,028)	1,428
Accounts payable	(4,254)	(7,307)
Income taxes payable	(11,140)	(14,189)
Accrued salaries and wages	(1,989)	(685)
Deferred rent	2,832	3,192
Other accrued expenses	5,550	15,103
Net cash used in operating activities	(10,450)	(784)
Investing activities:
Purchases of investment securities	(15,036)	—
Sales, maturities, and redemptions of investment securities	5,520	—
Capital expenditures	(7,536)	(10,738)
Net cash used in investing activities	(17,052)	(10,738)
Financing activities:
Proceeds from exercise of options to purchase common stock	1,127	368
Common shares withheld for taxes	(1,299)	—
Excess tax benefit related to exercises of stock options	367	359
Net cash provided by financing activities	195	727
Net decrease in cash and cash equivalents	(27,307)	(10,795)
Cash and cash equivalents at beginning of period	53,081	63,186
Cash and cash equivalents at end of period	$25,774	$52,391

Supplemental disclosures of cash flow information:
Non-cash investing activities
Decrease in accrued purchases of property and equipment	$(2,583)	$(5,144)
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of April 30, 2016, operated in 28 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, South Carolina, Mississippi, and Louisiana. As of April 30, 2016 and May 2, 2015, the Company operated 458 stores and 385 stores, respectively, each operating under the name “Five Below.”

(b)	Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2016" or "fiscal 2016" refer to the period from January 31, 2016 to January 28, 2017 and consists of a 52-week fiscal year. References to "fiscal year 2015" or "fiscal 2015" refer to the period from February 1, 2015 to January 30, 2016 and consists of a 52-week fiscal year. References to “fiscal year 2014” or “fiscal 2014” refer to the period from February 2, 2014 to January 31, 2015 and consists of a 52-week fiscal year. The fiscal quarters ended April 30, 2016 and May 2, 2015 refer to the thirteen weeks ended as of those dates.
(c) Basis of Presentation
The consolidated balance sheets as of April 30, 2016 and May 2, 2015, the consolidated statements of operations for the thirteen weeks ended April 30, 2016 and May 2, 2015, the consolidated statement of shareholders’ equity for the thirteen weeks ended April 30, 2016 and the consolidated statements of cash flows for the thirteen weeks ended April 30, 2016 and May 2, 2015 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended April 30, 2016 and May 2, 2015. The balance sheet as of January 30, 2016, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2015 as filed with the Securities and Exchange Commission on March 24, 2016 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended January 30, 2016 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen weeks ended April 30, 2016 and May 2, 2015 are not necessarily indicative of the consolidated operating results for the year ending January 28, 2017 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.
(d) Recently Issued Accounting Pronouncements
In November 2015, the FASB issued ASU 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company elected to early adopt this guidance effective in the fourth quarter of fiscal 2015, and the Company retrospectively applied the change within the consolidated balance sheets. As a result of the retrospective adoption, the Company reclassified the May 2, 2015 consolidated balance sheet resulting in a reduction of $8.7 million in current deferred income tax assets, a reduction of long term deferred income tax liabilities of $0.2 million and an increase in long term deferred income tax assets of $8.5 million.
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

(e) Use of Estimates
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
(f) Fair Value of Financial Instruments
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
The Company’s financial instruments consist primarily of cash equivalents, short-term investment securities, accounts payable, and borrowings, if any, under a line of credit. The Company believes that: (1) the carrying value of cash equivalents and accounts payable are representative of their respective fair value due to the short-term nature of these instruments; and (2) the carrying value of the borrowings, if any, under the line of credit approximates fair value because the line of credit’s interest rates vary with market interest rates. Under the fair value hierarchy, the fair market values of the short-term investments in corporate bonds are level 1 while the short-term in certificates of deposits and municipals bonds are level 2. The fair market values of level 2 instruments are determined by management with the assistance of a third party pricing service. Since quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.
As of April 30, 2016, January 30, 2016, and May 2, 2015, the Company had cash equivalents of $6.6 million, $22.6 million and $43.9 million, respectively. The Company’s cash equivalents consist of credit and debit card receivables, money market funds, certificates of deposit, and short-term municipal bonds. Fair value for cash equivalents was determined based on Level 1 inputs.
As of April 30, 2016 and January 30, 2016, the Company's short-term investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of April 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$36,159	$—	$8	$36,151
Certificates of deposit	1,645	—	—	1,645
Municipal bonds	18,046	6	—	18,053
Total	$55,850	$6	$8	$55,849

	As of January 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$37,127	$—	$29	$37,098
Certificates of deposit	6,916	6	—	6,923
Municipal bonds	2,291	—	—	$2,291
Total	$46,335	$6	$29	$46,312
Investment securities as of April 30, 2016 and January 30, 2016 all mature in one year or less.

(2)	Income Per Common Share
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
The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Numerator:
Net income	$6,758	$4,278
Denominator:
Weighted average common shares outstanding - basic	54,681,646	54,448,634
Dilutive impact of options, restricted stock units and employee stock purchase plan	283,244	268,512
Weighted average common shares outstanding - diluted	54,964,890	54,717,146
Per common share:
Basic income per common share	$0.12	$0.08
Diluted income per common share	$0.12	$0.08

The effects of the assumed exercise of stock options for 459,387 shares of common stock for the thirteen weeks ended April 30, 2016 were excluded from the calculation of diluted net income per share as their impact would have been anti-dilutive. The effects of the assumed exercise of stock options for 689,025 shares of common stock for the thirteen weeks ended May 2, 2015 were excluded from the calculation of diluted net income per share as their impact would have been anti-dilutive.
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
As of April 30, 2016, the Company had no borrowings under the Revolving Credit Facility and had approximately $20.0 million available on the line of credit.
All obligations under the Revolving Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary. As of April 30, 2016 and May 2, 2015, the Company was in compliance with the covenants applicable to it under the Revolving Credit Facility.

(4)	Commitments and Contingencies
Commitments
Leases
The Company leases property and equipment under non-cancelable operating leases. Certain retail store lease agreements provide for contingent rental payments if the store’s net sales exceed stated levels (percentage rents) and/or contain escalation clauses, which provide for increases in base rental for increases in future operating costs. Many of the Company’s leases provide for one or more renewal options for periods of five years. The Company’s operating lease agreements, including assumed extensions, which are generally those that take the lease to a ten-year term, expire through fiscal 2031.
During the thirteen weeks ended April 30, 2016, the Company committed to 26 new store leases with terms of 10 years that have future minimum lease payments of approximately $49.3 million.
Other contractual commitments
As of April 30, 2016, the Company has other purchase commitments of approximately $2.6 million consisting of purchase agreements for materials that will be used in the construction of new stores.
Contingencies
Legal Matters
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial condition or results of operations.

(5)	Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2002 Equity Incentive Plan (the “Plan”), the Company’s board of directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7,600,000 shares under the Plan. As of April 30, 2016, 3,591,495 stock options, restricted shares, or restricted stock units were available for grant.

Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the compensation committee of the Company’s board of directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity under the Plan was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance as of January 30, 2016	1,088,674	$26.31	7.5
Granted	51,611	39.30
Forfeited	(11,250)	38.06
Exercised	(88,654)	12.70
Balance as of April 30, 2016	1,040,381	27.99	7.2
Exercisable as of April 30, 2016	508,272	$20.25	6.3

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Expected volatility	47.6%	47.0%
Risk-free interest rate	1.6%	1.8%
Expected life of options	6.4 years	6.4 years
Expected dividend yield	—%	—%
The Company uses the simplified method to estimate the expected term of the option. The expected volatility incorporates historical and implied volatility of similar entities whose share prices are publicly available. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The per-share weighted average grant-date fair value of stock options granted for the thirteen weeks ended April 30, 2016 and May 2, 2015 was $18.89 and $13.67, respectively.
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

RSU and PSU activity during the thirteen weeks ended April 30, 2016 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of January 30, 2016	211,682	$33.47	477,463	$36.48
Granted	84,563	39.23	127,160	39.22
Vested	(645)	38.71	(77,260)	38.83
Forfeited	(5,511)	32.09	—	—
Non-vested balance as of April 30, 2016	290,089	$35.16	527,363	$36.80
In connection with the vesting of RSU's and PSU's during the thirteen weeks ended April 30, 2016, the Company withheld 33,940 shares with an aggregate value of $1.3 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of April 30, 2016, there was $27.0 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, restricted stock units and performance-based restricted stock units) granted under the Plan. That cost is expected to be recognized over a weighted average vesting period of 2.7 years.

(6)	Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen weeks ended April 30, 2016 and May 2, 2015 (in thousands):

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Income before income taxes	$10,826	$7,012
Income tax expense	$4,068	$2,734
Effective tax rate	37.6%	39.0%

The effective tax rates for the thirteen weeks ended April 30, 2016 and May 2, 2015 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen weeks ended April 30, 2016 was lower than the thirteen weeks ended May 2, 2015 as a result of a change in the Company's average state tax rate.
The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s balance sheets as of April 30, 2016, January 30, 2016, or May 2, 2015 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen weeks ended April 30, 2016 or May 2, 2015.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended January 30, 2016 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen weeks ended April 30, 2016 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2016" or "fiscal 2016" refer to the period from January 31, 2016 to January 28, 2017 and consists of a 52-week fiscal year. References to "fiscal year 2015" or "fiscal 2015" refer to the period from February 1, 2015 to January 30, 2016 and consists of a 52-week fiscal year. References to “fiscal year 2014” or “fiscal 2014” refer to the period from February 2, 2014 to January 31, 2015 and consists of a 52-week fiscal year. The fiscal quarters ended April 30, 2016 and May 2, 2015 refer to the thirteen weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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
•increased operating costs or exposure to fraud or theft due to customer payment-related risk;

•inability to increase sales and improve the efficiencies, costs and effectiveness of our operations;

•	dependence on our executive officers and other key personnel or inability to hire additional qualified personnel;
•dependence on the success of shopping centers in which our stores are located;
•inability to successfully manage our inventory balances and inventory shrinkage;
•our lease obligations;

•	changes in our competitive environment, including increased competition from other retailers and the presence of online retailers;
•increasing costs due to inflation, increased operating costs, wage rate increases or energy prices;
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
Overview
Five Below is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the teen and pre-teen customer. We offer a dynamic, edited assortment of exciting products, all priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of April 30, 2016, we operated 458 stores in 28 states.
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
Operating Income
Operating income equals gross profit less SG&A expenses. Operating income excludes interest expense or income, and income tax expense or benefit. We use operating income as an indicator of the productivity of our business and our ability to manage SG&A expenses. Operating income percentage measures operating income as a percentage of our net sales.

Results of Consolidated Operations
The following tables summarize key components of our results of consolidated operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
	(in millions, except total stores)
Consolidated Statements of Operations Data (1):
Net sales	$192.7	$153.7
Cost of goods sold	132.4	106.6
Gross profit	60.3	47.2
Selling, general and administrative expenses	49.5	40.1
Operating income	10.8	7.0
Interest income (expense), net	0.1	—
Income before income taxes	10.8	7.0
Income tax expense	4.1	2.7
Net income	$6.8	$4.3
Percentage of Net Sales (1):
Net sales	100.0%	100.0%
Cost of goods sold	68.7%	69.3%
Gross profit	31.3%	30.7%
Selling, general and administrative expenses	25.7%	26.1%
Operating income	5.6%	4.6%
Interest income (expense), net	—%	—%
Income before income taxes	5.6%	4.6%
Income tax expense	2.1%	1.8%
Net income	3.5%	2.8%
Operational Data:
Total stores at end of period	458	385
Comparable stores sales growth	4.9%	1.7%
Average net sales per store (2)	$0.4	$0.4

(1)	Components may not add to total due to rounding.

(2)	Only includes stores open during the full thirteen weeks ended.
Thirteen Weeks Ended April 30, 2016 Compared to the Thirteen Weeks Ended May 2, 2015
Net Sales
Net sales increased to $192.7 million in the thirteen weeks ended April 30, 2016 from $153.7 million in the thirteen weeks ended May 2, 2015, an increase of $39.0 million, or 25.4%. The increase was the result of a non-comparable store sales increase of $31.7 million and a comparable store sales increase of $7.3 million. The increase in non-comparable store sales was primarily driven by the number of stores that opened in fiscal 2015 but have not been open for 15 full months and new stores that opened in fiscal 2016. We plan to open approximately 85 new stores in fiscal 2016.
Comparable store sales increased 4.9% for the thirteen weeks ended April 30, 2016 compared to the thirteen weeks ended May 2, 2015. This increase resulted from an increase of approximately 3.2% in the average dollar value of transactions and an increase of approximately 1.7% in the number of transactions in our stores.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $132.4 million in the thirteen weeks ended April 30, 2016 from $106.6 million in the thirteen weeks ended May 2, 2015, an increase of $25.9 million, or 24.3%. The increase in cost of goods sold was primarily the result of an increase in the merchandise costs of goods resulting from the increase in net sales. Also contributing to the increase in cost of goods sold were an increase in store occupancy costs resulting from new store openings and an increase in distribution costs, primarily due to the increase in net sales.
Gross profit increased to $60.3 million in the thirteen weeks ended April 30, 2016 from $47.2 million in the thirteen weeks ended May 2, 2015, an increase of $13.1 million, or 27.8%. Gross margin increased to 31.3% for the thirteen weeks ended April 30, 2016 from 30.7% in the thirteen weeks ended May 2, 2015, an increase of approximately 60 basis points. The increase in gross margin was primarily the result of decreases as a percentage of sales in merchandise costs of goods sold and buying expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $49.5 million in the thirteen weeks ended April 30, 2016 from $40.1 million in the thirteen weeks ended May 2, 2015, an increase of $9.4 million, or 23.4%. As a percentage of net sales, selling, general and administrative expenses decreased approximately 40 basis points to 25.7% in the thirteen weeks ended April 30, 2016 compared to 26.1% in the thirteen weeks ended May 2, 2015. The increase in selling, general and administrative expense was primarily the result of increases of $6.7 million in store-related expenses to support new store growth and $2.7 million of corporate-related expenses, which includes share-based compensation expense.
Income Tax Expense
Income tax expense increased to $4.1 million in the thirteen weeks ended April 30, 2016 from $2.7 million in the thirteen weeks ended May 2, 2015, an increase of $1.3 million, or 48.8%. The increase in income tax expense was primarily the result of a $3.8 million increase in pre-tax income. Our effective tax rate for the thirteen weeks ended April 30, 2016 was 37.6% compared to 39.0% in the thirteen weeks ended May 2, 2015. Our effective tax rate for the thirteen weeks ended April 30, 2016 was lower than the comparable period as a result of a change in our average state tax rate.
Net Income
As a result of the foregoing, net income increased to $6.8 million in the thirteen weeks ended April 30, 2016 from $4.3 million in the thirteen weeks ended May 2, 2015, an increase of $2.5 million or 58.0%.

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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. Over the past three fiscal years, to the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. We did not have any direct borrowings under our Revolving Credit Facility during the thirteen weeks ended April 30, 2016.
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
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Net cash used in operating activities	$(10.5)	$(0.8)
Net cash used in investing activities	(17.1)	(10.7)
Net cash provided by financing activities	0.2	0.7
Net decrease during period in cash and cash equivalents (1)	$(27.3)	$(10.8)
(1) Components may not add to total due to rounding.

Cash Used in Operating Activities
Net cash used in operating activities for the thirteen weeks ended April 30, 2016 was $10.5 million, an increase of $9.7 million compared to the thirteen weeks ended May 2, 2015. The increase was primarily due to changes in overall working capital partially offset by an increase in operating cash flows from store performance.
Cash Used in Investing Activities
Net cash used in investing activities for the thirteen weeks ended April 30, 2016 was $17.1 million, an increase of $6.3 million compared to the thirteen weeks ended May 2, 2015. The increase was primarily due to an increase in net investment securities partially offset by a decrease in capital expenditures. The decrease in capital expenditures was primarily due to cash outflows related to our new distribution center in Pedricktown, New Jersey during the thirteen weeks ended May 2, 2015.

Cash Provided by Financing Activities
Net cash provided by financing activities for the thirteen weeks ended April 30, 2016 was $0.2 million, a decrease of $0.5 million compared to the thirteen weeks ended May 2, 2015. The decrease was primarily the result of an increase in common shares withheld for taxes partially offset by an increase in the proceeds from the exercise of options.
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
As of April 30, 2016, we had no borrowings under the Revolving Credit Facility and had approximately $20.0 million available on the line of credit.
All obligations under the Revolving Credit Facility are secured by substantially all of our assets and are guaranteed by the Company's subsidiary. As of April 30, 2016 and May 2, 2015, we were in compliance with the covenants applicable to us under the Revolving Credit Facility.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in the Annual Report. We believe that there have been no significant changes to our critical accounting policies during the thirteen weeks ended
 April 30, 2016.
Contractual Obligations
Except as set forth below, there have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business.
From January 30, 2016 to April 30, 2016, we have entered into 26 new fully executed retail leases with an average term of 10 years and other lease modifications that have future minimum lease payments of approximately $49.3 million.

Off-Balance Sheet Arrangements
For the quarterly period ended April 30, 2016, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
Recently Issued Accounting Pronouncements
In November 2015, the FASB issued ASU 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. We elected to early adopt this guidance effective in the fourth quarter of fiscal 2015, and we retrospectively applied the change within our consolidated balance sheets.
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
As of April 30, 2016, we had no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility provides for interest on borrowings, at the Company's option, at (a) a prime rate plus a margin of (i) 0.75% if excess availability is greater than or equal to 75%, (ii) 1.0% if excess availability is less than 75% but greater than or equal to 33% or (iii) 1.25% if excess availability is less than 33% or (b) a LIBOR-based rate plus a margin of (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. The Revolving Credit Facility further provides for a letter of credit fee equal to the LIBOR-based rate plus (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended April 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Amendment to Employment Letter, dated March 11, 2016, by and between Eric M. Specter and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Commission on March 17, 2016).

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

101†
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of April 30, 2016, January 30, 2016 and May 2, 2015; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended April 30, 2016 and May 2, 2015; (iii) the Unaudited Consolidated Statement of Shareholders’ Equity for the Thirteen Weeks Ended April 30, 2016; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirteen Weeks Ended April 30, 2016 and May 2, 2015 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

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

FIVE BELOW, INC.

Date: June 3, 2016	/s/ Joel D. Anderson
Joel D. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: June 3, 2016	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of April 30, 2016, January 30, 2016 and May 2, 2015; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended April 30, 2016 and May 2, 2015; (iii) the Unaudited Consolidated Statement of Shareholders’ Equity for the Thirteen Weeks Ended April 30, 2016; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirteen Weeks Ended April 30, 2016 and May 2, 2015 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

†
Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.