Form 10-Q
period 2016-07-30
FIVE BELOW, INC
filed 2016-09-01
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2016.
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 31, 2016 was 54,869,591.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	July 30, 2016	January 30, 2016	August 1, 2015
Assets
Current assets:
Cash and cash equivalents	$67,109	$53,081	$60,916
Short-term investment securities	28,933	46,335	—
Inventories	154,809	148,370	123,847
Prepaid income taxes	3,177	1,341	6,694
Prepaid expenses and other current assets	24,907	15,618	24,349
Total current assets	278,935	264,745	215,806
Property and equipment, net of accumulated depreciation and amortization of $87,080, $74,395 and $69,065, respectively.	132,500	119,784	113,196
Deferred income taxes	8,838	8,507	9,983
Other assets	795	258	316
	$421,068	$393,294	$339,301

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	59,565	58,225	66,562
Income taxes payable	670	11,942	478
Accrued salaries and wages	5,313	7,661	4,023
Other accrued expenses	34,557	24,368	28,379
Total current liabilities	100,105	102,196	99,442
Deferred rent and other	51,266	46,617	47,422
Total liabilities	151,371	148,813	146,864
Commitments and contingencies (note 4)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 54,864,418, 54,590,641 and 54,526,194 shares, respectively.	548	546	545
Additional paid-in capital	315,131	306,522	300,820
Accumulated deficit	(45,982)	(62,587)	(108,928)
Total shareholders’ equity	269,697	244,481	192,437
	$421,068	$393,294	$339,301
See accompanying notes to consolidated financial statements

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	$220,130	$182,191	$412,845	$335,918
Cost of goods sold	146,780	122,365	279,228	228,931
Gross profit	73,350	59,826	133,617	106,987
Selling, general and administrative expenses	57,636	48,269	107,151	88,409
Operating income	15,714	11,557	26,466	18,578
Interest income (expense), net	73	(2)	147	(11)
Other expense	—	325	—	325
Income before income taxes	15,787	11,230	26,613	18,242
Income tax expense	5,940	4,169	10,008	6,903
Net income	$9,847	$7,061	$16,605	$11,339
Basic income per common share	$0.18	$0.13	$0.30	$0.21
Diluted income per common share	$0.18	$0.13	$0.30	$0.21
Weighted average shares outstanding:
Basic shares	54,795,750	54,501,257	54,756,580	54,474,946
Diluted shares	55,077,754	54,786,092	55,039,204	54,751,620
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity

	Shares	Amount
Balance, January 30, 2016	54,590,641	$546	$306,522	$(62,587)	$244,481
Share-based compensation expense	—	—	5,864	—	5,864
Issuance of unrestricted stock awards	3,047	—	140	—	140
Exercise of options to purchase common stock	196,281	2	2,610	—	2,612
Vesting of restricted stock units	116,812	—	—	—	—
Common shares withheld for taxes	(44,337)	—	(1,808)	—	(1,808)
Excess tax benefit related to exercises of stock options and vesting of restricted stock units	—	—	1,710	—	1,710
Issuance of common stock to employees under employee stock purchase plan	1,974	—	93	—	93
Net income	—	—	—	16,605	16,605
Balance, July 30, 2016	54,864,418	$548	$315,131	$(45,982)	$269,697
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015
Operating activities:
Net income	$16,605	$11,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,680	10,232
Share-based compensation expense	6,013	5,460
Deferred income tax benefit	(331)	(2,102)
Other non-cash expenses	29	28
Changes in operating assets and liabilities:
Prepaid income taxes	(1,836)	(4,755)
Inventories	(6,439)	(8,195)
Prepaid expenses and other assets	(9,839)	(6,215)
Accounts payable	1,994	17,396
Income taxes payable	(11,272)	(13,964)
Accrued salaries and wages	(2,348)	(1,251)
Deferred rent	6,143	7,475
Other accrued expenses	4,992	10,806
Net cash provided by operating activities	16,391	26,254
Investing activities:
Purchases of investment securities	(35,631)	—
Sales, maturities, and redemptions of investment securities	53,033	—
Capital expenditures	(22,372)	(29,901)
Net cash used in investing activities	(4,970)	(29,901)
Financing activities:
Net proceeds from issuance of common stock	93	81
Proceeds from exercise of options to purchase common stock	2,612	765
Common shares withheld for taxes	(1,808)	—
Excess tax benefit related to exercises of stock options and vesting of restricted stock units	1,710	531
Net cash provided by financing activities	2,607	1,377
Net increase (decrease) in cash and cash equivalents	14,028	(2,270)
Cash and cash equivalents at beginning of period	53,081	63,186
Cash and cash equivalents at end of period	$67,109	$60,916

Supplemental disclosures of cash flow information:
Non-cash investing activities
Increase (decrease) in accrued purchases of property and equipment	$3,041	$(6,544)
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Summary of Significant Accounting Policies

(a)	Nature of Business
Five Below, Inc. (collectively with its wholly owned subsidiary as the "Company") is a specialty value retailer offering merchandise targeted at the teen and pre-teen demographic. The Company offers an edited assortment of products, priced at $5 and below. The Company’s edited assortment of products includes select brands and licensed merchandise. The Company believes its merchandise is readily available, and that there are a number of potential vendors that could be utilized, if necessary, under approximately the same terms the Company is currently receiving; thus, it is not dependent on a single vendor or a group of vendors. In August 2016, the Company commenced selling merchandise on the internet, through the Company's fivebelow.com e-commerce website.
The Company is incorporated in the Commonwealth of Pennsylvania and, as of July 30, 2016, operated in 30 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, South Carolina, Mississippi, Louisiana, Wisconsin, and Oklahoma. As of July 30, 2016 and August 1, 2015, the Company operated 491 stores and 417 stores, respectively, each operating under the name “Five Below.”

(b)	Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2016" or "fiscal 2016" refer to the period from January 31, 2016 to January 28, 2017 and consists of a 52-week fiscal year. References to "fiscal year 2015" or "fiscal 2015" refer to the period from February 1, 2015 to January 30, 2016 and consists of a 52-week fiscal year. References to “fiscal year 2014” or “fiscal 2014” refer to the period from February 2, 2014 to January 31, 2015 and consists of a 52-week fiscal year. The fiscal quarters ended July 30, 2016 and August 1, 2015 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended July 30, 2016 and August 1, 2015 refer to the twenty-six weeks ended as of those dates.
(c) Basis of Presentation
The consolidated balance sheets as of July 30, 2016 and August 1, 2015, the consolidated statements of operations for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015, the consolidated statement of shareholders’ equity for the twenty-six weeks ended July 30, 2016 and the consolidated statements of cash flows for the twenty-six weeks ended July 30, 2016 and August 1, 2015 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended July 30, 2016 and August 1, 2015. The balance sheet as of January 30, 2016, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2015 as filed with the Securities and Exchange Commission on March 24, 2016 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended January 30, 2016 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015 are not necessarily indicative of the consolidated operating results for the year ending January 28, 2017 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.

(d) Recently Issued Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company elected to early adopt this guidance effective in the fourth quarter of fiscal 2015, and the Company retrospectively applied the change within the consolidated balance sheets. As a result of the retrospective adoption, the Company reclassified the August 1, 2015 consolidated balance sheet resulting in a reduction of $9.0 million in current deferred income tax assets and an increase in long term deferred income tax assets of $9.0 million.
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
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU No. 2016-09 affects all entities that issue share-based payment awards to their employees. This accounting standards update makes several modifications to the accounting for employee share-based payment transactions, including the requirement that the excess income tax benefits or deficiencies that arise when the tax consequences of share-based compensation differ from amounts previously recognized in the statement of income be recognized as income tax benefit or expense in the statement of income rather than as additional paid-in capital in the balance sheet. The guidance also clarifies the classification of components of share-based awards on the statement of cash flows such that excess income tax benefits should not be presented separately from other income taxes in the statement of cash flows and, thus, should be classified as an operating activity rather than a financing activity as they are under the current guidance. ASU No. 2016-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. Earlier adoption is permitted. The Company is currently evaluating the impact of the updated guidance on the Company's consolidated financial statements and disclosures.
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
The Company’s financial instruments consist primarily of cash equivalents, short-term investment securities, accounts payable, and borrowings, if any, under a line of credit. The Company believes that: (1) the carrying value of cash equivalents and accounts payable are representative of their respective fair value due to the short-term nature of these instruments; and (2) the carrying value of the borrowings, if any, under the line of credit approximates fair value because the line of credit’s interest rates vary with market interest rates. Under the fair value hierarchy, the fair market values of the short-term investments in corporate bonds are level 1 while the short-term investments in certificates of deposits and municipals bonds are level 2. The fair market values of level 2 instruments are determined by management with the assistance of a third party pricing service. Since quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

As of July 30, 2016, January 30, 2016, and August 1, 2015, the Company had cash equivalents of $42.4 million, $22.6 million and $40.4 million, respectively. The Company’s cash equivalents consist of credit and debit card receivables, money market funds, certificates of deposit, and short-term municipal bonds. Fair value for cash equivalents was determined based on Level 1 inputs.
As of July 30, 2016 and January 30, 2016, the Company's short-term investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of July 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$6,390	$—	$7	$6,383
Municipal bonds	22,543	4	—	22,547
Total	$28,933	$4	$7	$28,930

	As of January 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$37,127	$—	$29	$37,098
Certificates of deposit	6,916	6	—	6,923
Municipal bonds	2,291	—	—	2,291
Total	$46,335	$6	$29	$46,312
Investment securities as of July 30, 2016 and January 30, 2016 all mature in one year or less.

(2)	Income Per Common Share
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

The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Numerator:
Net income	$9,847	$7,061	$16,605	$11,339
Denominator:
Weighted average common shares outstanding - basic	54,795,750	54,501,257	54,756,580	54,474,946
Dilutive impact of options, restricted stock units and employee stock purchase plan	282,004	284,835	282,624	276,674
Weighted average common shares outstanding - diluted	55,077,754	54,786,092	55,039,204	54,751,620
Per common share:
Basic income per common share	$0.18	$0.13	$0.30	$0.21
Diluted income per common share	$0.18	$0.13	$0.30	$0.21

The effects of the assumed exercise of stock options for 67,179 and 263,283 shares of common stock for the thirteen and twenty-six weeks ended July 30, 2016, respectively, were excluded from the calculation of diluted net income per share as their impact would have been anti-dilutive.
The effects of the assumed exercise of restricted stock units for 4,127 and 2,064 shares of common stock for the thirteen and twenty-six weeks ended July 30, 2016, respectively, were excluded from the calculation of diluted net income per share as their impact would have been anti-dilutive.
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
As of July 30, 2016, the Company had no borrowings under the Revolving Credit Facility and had approximately $20.0 million available on the line of credit.
All obligations under the Revolving Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary. As of July 30, 2016 and August 1, 2015, the Company was in compliance with the covenants applicable to it under the Revolving Credit Facility.

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
During the thirteen weeks ended July 30, 2016, the Company committed to 25 new store leases with terms of 10 years that have future minimum lease payments of approximately $44.9 million.
Other contractual commitments
As of July 30, 2016, the Company has other purchase commitments of approximately $1.8 million consisting of purchase agreements for materials that will be used in the construction of new stores.
Contingencies
Legal Matters
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial condition or results of operations.

(5)	Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2002 Equity Incentive Plan (the “Plan”), the Company’s board of directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7,600,000 shares under the Plan. As of July 30, 2016, 3,587,570 stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the compensation committee of the Company’s board of directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity under the Plan was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance as of January 30, 2016	1,088,674	$26.31	7.5
Granted	51,611	39.30
Forfeited	(14,313)	38.99
Exercised	(196,281)	13.30
Balance as of July 30, 2016	929,691	29.58	7.2
Exercisable as of July 30, 2016	535,017	$25.84	6.4

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended
	July 30, 2016	August 1, 2015
Expected volatility	47.6%	47.0%
Risk-free interest rate	1.6%	1.8%
Expected life of options	6.4 years	6.4 years
Expected dividend yield	—%	—%
The Company uses the simplified method to estimate the expected term of the option. The expected volatility incorporates historical and implied volatility of similar entities whose share prices are publicly available. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The per-share weighted average grant-date fair value of stock options granted for the twenty-six weeks ended July 30, 2016 and August 1, 2015 was $18.89 and $13.67, respectively.
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
RSU and PSU activity during the twenty-six weeks ended July 30, 2016 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of January 30, 2016	211,682	$33.47	477,463	$36.48
Granted	107,878	40.70	127,160	39.22
Vested	(39,552)	38.52	(77,260)	38.83
Forfeited	(12,812)	34.48	—	—
Non-vested balance as of July 30, 2016	267,196	$35.59	527,363	$36.80
In connection with the vesting of RSU's and PSU's during the twenty-six weeks ended July 30, 2016, the Company withheld 44,337 shares with an aggregate value of $1.8 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of July 30, 2016, there was $24.7 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, restricted stock units and performance-based restricted stock units) granted under the Plan. That cost is expected to be recognized over a weighted average vesting period of 2.5 years.

(6)	Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015 (dollars in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Income before income taxes	$15,787	$11,230	$26,613	$18,242
Income tax expense	$5,940	$4,169	$10,008	$6,903
Effective tax rate	37.6%	37.1%	37.6%	37.8%

The effective tax rates for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen weeks ended July 30, 2016 was higher than the thirteen weeks ended August 1, 2015 as a result of a change in the Company's average state tax rate. The twenty-six weeks ended July 30, 2016 was lower than the twenty-six weeks ended August 1, 2015 as a result of a change in the Company's average state tax rate.
The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s balance sheets as of July 30, 2016, January 30, 2016, or August 1, 2015 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen and twenty-six weeks ended July 30, 2016 or August 1, 2015.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended January 30, 2016 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen and twenty-six weeks ended July 30, 2016 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2016" or "fiscal 2016" refer to the period from January 31, 2016 to January 28, 2017 and consists of a 52-week fiscal year. References to "fiscal year 2015" or "fiscal 2015" refer to the period from February 1, 2015 to January 30, 2016 and consists of a 52-week fiscal year. References to “fiscal year 2014” or “fiscal 2014” refer to the period from February 2, 2014 to January 31, 2015 and consists of a 52-week fiscal year. The fiscal quarters ended July 30, 2016 and August 1, 2015 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended July 30, 2016 and August 1, 2015 refer to the twenty-six weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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
•restrictions imposed by our indebtedness on our current and future operations; and
•inability to successfully implement our expansion into online retail.
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
Overview
Five Below is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the teen and pre-teen customer. We offer a dynamic, edited assortment of exciting products, all priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of July 30, 2016, we operated 491 stores in 30 states.
In August 2016, we commenced selling merchandise on the internet, through our fivebelow.com e-commerce website. We launched our e-commerce operation as an additional channel to service our customers and increase sales. All e-commerce sales, which includes shipping and handling revenue, will be included in net sales and will be included in comparable store sales beginning with the third fiscal quarter of 2016. Our e-commerce expenses will have components classified as both cost of goods sold and selling, general and administrative expenses.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$220.1	$182.2	$412.8	$335.9
Cost of goods sold	146.8	122.4	279.2	228.9
Gross profit	73.4	59.8	133.6	107.0
Selling, general and administrative expenses	57.6	48.3	107.2	88.4
Operating income	15.7	11.6	26.5	18.6
Interest income (expense), net	0.1	—	0.1	—
Income before income taxes	15.8	11.2	26.6	18.2
Income tax expense	5.9	4.2	10.0	6.9
Net income	$9.8	$7.1	$16.6	$11.3
Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.7%	67.2%	67.6%	68.2%
Gross profit	33.3%	32.8%	32.4%	31.8%
Selling, general and administrative expenses	26.2%	26.5%	26.0%	26.3%
Operating income	7.1%	6.3%	6.4%	5.5%
Interest income (expense), net	—%	—%	—%	—%
Income before income taxes	7.2%	6.2%	6.4%	5.4%
Income tax expense	2.7%	2.3%	2.4%	2.1%
Net income	4.5%	3.9%	4.0%	3.4%
Operational Data:
Total stores at end of period	491	417	491	417
Comparable stores sales growth	3.1%	3.0%	3.9%	2.4%
Average net sales per store (2)	$0.4	$0.4	$0.8	$0.8

(1)	Components may not add to total due to rounding.

(2)	Only includes stores open during the full thirteen and twenty-six weeks ended periods.
Thirteen Weeks Ended July 30, 2016 Compared to the Thirteen Weeks Ended August 1, 2015
Net Sales
Net sales increased to $220.1 million in the thirteen weeks ended July 30, 2016 from $182.2 million in the thirteen weeks ended August 1, 2015, an increase of $37.9 million, or 20.8%. The increase was the result of a non-comparable store sales increase of $32.9 million and a comparable store sales increase of $5.0 million. The increase in non-comparable store sales was primarily driven by new stores that opened in fiscal 2016 and the number of stores that opened in fiscal 2015 but have not been open for 15 full months. We plan to open approximately 85 new stores in fiscal 2016.
Comparable store sales increased 3.1% for the thirteen weeks ended July 30, 2016 compared to the thirteen weeks ended August 1, 2015. This increase resulted from an increase of approximately 3.9% in the average dollar value of transactions partially offset by a decrease of approximately 0.8% in the number of transactions in our stores.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $146.8 million in the thirteen weeks ended July 30, 2016 from $122.4 million in the thirteen weeks ended August 1, 2015, an increase of $24.4 million, or 20.0%. The increase in cost of goods sold was primarily the result of an increase in the merchandise costs of goods resulting from the increase in net sales. Also contributing to the increase in cost of goods sold were an increase in store occupancy costs resulting from new store openings and an increase in distribution costs, primarily due to the increase in net sales.
Gross profit increased to $73.4 million in the thirteen weeks ended July 30, 2016 from $59.8 million in the thirteen weeks ended August 1, 2015, an increase of $13.5 million, or 22.6%. Gross margin increased to 33.3% for the thirteen weeks ended July 30, 2016 from 32.8% in the thirteen weeks ended August 1, 2015, an increase of approximately 50 basis points. The increase in gross margin was primarily the result of a decrease as a percentage of sales in distribution costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $57.6 million in the thirteen weeks ended July 30, 2016 from $48.3 million in the thirteen weeks ended August 1, 2015, an increase of $9.4 million, or 19.4%. As a percentage of net sales, selling, general and administrative expenses decreased approximately 30 basis points to 26.2% in the thirteen weeks ended July 30, 2016 compared to 26.5% in the thirteen weeks ended August 1, 2015. The increase in selling, general and administrative expense was primarily the result of increases of $6.7 million in store-related expenses to support new store growth and $2.7 million of corporate-related expenses, which includes share-based compensation expense.
Income Tax Expense
Income tax expense increased to $5.9 million in the thirteen weeks ended July 30, 2016 from $4.2 million in the thirteen weeks ended August 1, 2015, an increase of $1.8 million, or 42.5%. The increase in income tax expense was primarily the result of a $4.6 million increase in pre-tax income. Our effective tax rate for the thirteen weeks ended July 30, 2016 was 37.6% compared to 37.1% in the thirteen weeks ended August 1, 2015. Our effective tax rate for the thirteen weeks ended July 30, 2016 was higher than the comparable period as a result of a change in our average state tax rate.
Net Income
As a result of the foregoing, net income increased to $9.8 million in the thirteen weeks ended July 30, 2016 from $7.1 million in the thirteen weeks ended August 1, 2015, an increase of $2.8 million or 40.0%.
Twenty-Six Weeks Ended July 30, 2016 Compared to the Twenty-Six Weeks Ended August 1, 2015
Net Sales
Net sales increased to $412.8 million in the twenty-six weeks ended July 30, 2016 from $335.9 million in the twenty-six weeks ended August 1, 2015, an increase of $76.9 million, or 22.9%. The increase was the result of a non-comparable store sales increase of $64.6 million and a comparable store sales increase of $12.3 million. The increase in non-comparable store sales was primarily driven by the number of stores that opened in fiscal 2015 but have not been open for 15 full months and new stores that opened in fiscal 2016. We plan to open approximately 85 new stores in fiscal 2016.
Comparable store sales increased 3.9% for the twenty-six weeks ended July 30, 2016 compared to the twenty-six weeks ended August 1, 2015. This increase resulted from an increase of approximately 3.6% in the average dollar value of transactions and an increase of approximately 0.3% in the number of transactions in our stores.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $279.2 million in the twenty-six weeks ended July 30, 2016 from $228.9 million in the thirteen weeks ended August 1, 2015, an increase of $50.3 million, or 22.0%. The increase in cost of goods sold was primarily the result of an increase in the merchandise costs of goods resulting from the increase in net sales. Also contributing to the increase in cost of goods sold were an increase in store occupancy costs resulting from new store openings and an increase in distribution costs, primarily due to the increase in net sales.
Gross profit increased to $133.6 million in the twenty-six weeks ended July 30, 2016 from $107.0 million in the twenty-six weeks ended August 1, 2015, an increase of $26.6 million, or 24.9%. Gross margin increased to 32.4% for the twenty-six weeks ended July 30, 2016 from 31.8% in the twenty-six weeks ended August 1, 2015, an increase of approximately 50 basis points. The increase in gross margin was primarily the result of decreases as a percentage of sales in merchandise costs of goods sold and buying expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $107.2 million in the twenty-six weeks ended July 30, 2016 from $88.4 million in the twenty-six weeks ended August 1, 2015, an increase of $18.7 million, or 21.2%. As a percentage of net sales, selling, general and administrative expenses decreased approximately 40 basis points to 26.0% in the twenty-six weeks ended July 30, 2016 compared to 26.3% in the twenty-six weeks ended August 1, 2015. The increase in selling, general and administrative expense was primarily the result of increases of $13.3 million in store-related expenses to support new store growth and $5.4 million of corporate-related expenses, which includes share-based compensation expense.
Income Tax Expense
Income tax expense increased to $10.0 million in the twenty-six weeks ended July 30, 2016 from $6.9 million in the twenty-six weeks ended August 1, 2015, an increase of $3.1 million, or 45.0%. The increase in income tax expense was primarily the result of an $8.4 million increase in pre-tax income. Our effective tax rate for the twenty-six weeks ended July 30, 2016 was 37.6% compared to 37.8% in the twenty-six weeks ended August 1, 2015. Our effective tax rate for the twenty-six weeks ended July 30, 2016 was lower than the comparable period as a result of a change in our average state tax rate.
Net Income
As a result of the foregoing, net income increased to $16.6 million in the twenty-six weeks ended July 30, 2016 from $11.3 million in the twenty-six weeks ended August 1, 2015, an increase of 5.3 million or 46.4%.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash flows from operations and borrowings under our Revolving Credit Facility (defined in “-Line of Credit”). Our primary cash needs are for capital expenditures and working capital.
Capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make capital expenditures of approximately $40 million in fiscal 2016, which we expect to fund from cash generated from operations. We expect to devote approximately $25 million of our capital expenditure budget in fiscal 2016 to construct and open 85 new stores, with the remainder projected to be spent on store relocations and remodels, our distribution centers, and our corporate infrastructure.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. Over the past three fiscal years, to the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. We did not have any direct borrowings under our Revolving Credit Facility during the twenty-six weeks ended July 30, 2016.
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

Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Twenty-six weeks ended
	July 30, 2016	August 1, 2015
Net cash provided by operating activities	$16.4	$26.3
Net cash used in investing activities	(5.0)	(29.9)
Net cash provided by financing activities	2.6	1.4
Net increase (decrease) during period in cash and cash equivalents (1)	$14.0	$(2.3)
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for the twenty-six weeks ended July 30, 2016 was $16.4 million, a decrease of $9.9 million compared to the twenty-six weeks ended August 1, 2015. The decrease was primarily due to changes in overall working capital partially offset by an increase in operating cash flows from store performance and decrease in income taxes paid.
Cash Used in Investing Activities
Net cash used in investing activities for the twenty-six weeks ended July 30, 2016 was $5.0 million, a decrease of $24.9 million compared to the twenty-six weeks ended August 1, 2015. The decrease was primarily due to a decrease in net investment securities and a decrease in capital expenditures. The decrease in capital expenditures was primarily due to cash outflows related to our new distribution center in Pedricktown, New Jersey during the twenty-six weeks ended August 1, 2015.
Cash Provided by Financing Activities
Net cash provided by financing activities for the twenty-six weeks ended July 30, 2016 was $2.6 million, an increase of $1.2 million compared to the twenty-six weeks ended August 1, 2015. The increase was primarily the result of increases in the proceeds from the exercise of options and excess tax benefits related to exercises of stock options and the vesting of restricted stock units offset by an increase in common shares withheld for taxes.
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

As of July 30, 2016, we had no borrowings under the Revolving Credit Facility and had approximately $20.0 million available on the line of credit.
All obligations under the Revolving Credit Facility are secured by substantially all of our assets and are guaranteed by the Company's subsidiary. As of July 30, 2016 and August 1, 2015, we were in compliance with the covenants applicable to us under the Revolving Credit Facility.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in the Annual Report. We believe that there have been no significant changes to our critical accounting policies during the twenty-six weeks ended July 30, 2016.
Contractual Obligations
Except as set forth below, there have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business.
From January 30, 2016 to July 30, 2016, we have entered into 51 new fully executed retail leases with an average term of 10 years and other lease modifications that have future minimum lease payments of approximately $99.3 million.
Off-Balance Sheet Arrangements
For the quarterly period ended July 30, 2016, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
Recently Issued Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. We elected to early adopt this guidance effective in the fourth quarter of fiscal 2015, and we retrospectively applied the change within our consolidated balance sheets.
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
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU No. 2016-09 affects all entities that issue share-based payment awards to their employees. This accounting standards update makes several modifications to the accounting for employee share-based payment transactions, including the requirement that the excess income tax benefits or deficiencies that arise when the tax consequences of share-based compensation differ from amounts previously recognized in the statement of income be recognized as income tax benefit or expense in the statement of income rather than as additional paid-in capital in the balance sheet. The guidance also clarifies the classification of components of share-based awards on the statement of cash flows such that excess income tax benefits should not be presented separately from other income taxes in the statement of cash flows and, thus, should be classified as an operating activity rather than a financing activity as they are under the current guidance. ASU No. 2016-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. Earlier application is permitted. We are currently evaluating the impact of the updated guidance on our consolidated financial statements and disclosures.

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
As of July 30, 2016, we had no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility provides for interest on borrowings, at the Company's option, at (a) a prime rate plus a margin of (i) 0.75% if excess availability is greater than or equal to 75%, (ii) 1.0% if excess availability is less than 75% but greater than or equal to 33% or (iii) 1.25% if excess availability is less than 33% or (b) a LIBOR-based rate plus a margin of (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. The Revolving Credit Facility further provides for a letter of credit fee equal to the LIBOR-based rate plus (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended July 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
The following risk factor represents updates and addition to the risk factors previously disclosed in Part I, Item 1A "Risk Factors,” in our Annual Report. You should carefully consider the risks described below and in our Annual Report, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
We may not be successful in implementing our expansion into online retail and if we are successful, we will face new risks and challenges, which could adversely affect our results of operations.
In August 2016, we commenced selling merchandise on the internet, through our fivebelow.com e-commerce website. Our ability to successfully execute our e-commerce strategy may suffer if we are unable to establish an effective online presence and sell our products in a cost-efficient manner while maintaining our $5 and below price point. Because we are in the process of developing our online sales platform, we may not be able to compete as effectively with seasoned online retailers who have a known online presence, well established e-commerce distribution networks and online sales platforms, and more resources than we do. In addition, if we are successful, we will encounter risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand and develop our internet operations, website and software and other related operational systems. Although we believe that our participation in both e-commerce and physical store sales will be a distinct advantage for us due to synergies, the potential for new customers and increased brand-recognition nationwide in markets where we do not yet have stores, supporting product offerings through both of these channels could create issues that have the potential to adversely affect our results of operations. For example, if our e-commerce business successfully grows, it may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online rather than from our physical stores, thereby reducing the financial performance of our stores. In addition, selling products through the internet exposes us to the potential for fraud associated with “card-not-present” credit card transactions that does not exist for physical store sales. Criminals are using increasingly sophisticated methods to engage in illegal activities such as unauthorized use of credit or debit cards and bank account information. Requirements relating to consumer authentication and fraud detection are more complex for online sales than for physical store sales. We may be denied the revenues associated with orders resulting from the unauthorized use of a cardholder’s card number in an illegal activity even if the associated financial institution approved payment of the orders. As we develop our e-commerce business, the impact of attracting existing rather than new customers, of the increased costs associated with the technology infrastructure and distribution networks, and of opening up our channels to increased internet competition could have a material adverse impact on our business, financial condition, profitability and cash flows, including future growth.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6.EXHIBITS
(a)Exhibits

No.	Description

10.1	Five Below, Inc. Amended and Restated Equity Incentive Plan.

10.2	Five Below, Inc. 2016 Performance Bonus Plan.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of July 30, 2016, January 30, 2016 and August 1, 2015; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended and Twenty-Six Weeks Ended July 30, 2016 and August 1, 2015; (iii) the Unaudited Consolidated Statement of Shareholders’ Equity for the Twenty-Six Weeks Ended July 30, 2016; (iv) the Unaudited Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 30, 2016 and August 1, 2015 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

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

FIVE BELOW, INC.

Date: September 1, 2016	/s/ Joel D. Anderson
Joel D. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: September 1, 2016	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

10.1	Five Below, Inc. Amended and Restated Equity Incentive Plan.

10.2	Five Below, Inc. 2016 Performance Bonus Plan.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of July 30, 2016, January 30, 2016 and August 1, 2015; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended and Twenty-Six Weeks Ended July 30, 2016 and August 1, 2015; (iii) the Unaudited Consolidated Statement of Shareholders’ Equity for the Twenty-Six Weeks Ended July 30, 2016; (iv) the Unaudited Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 30, 2016 and August 1, 2015 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

†
Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.