Form 10-Q
period 2016-10-29
FIVE BELOW, INC
filed 2016-12-02
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2016.
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of December 1, 2016 was 54,882,880.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	October 29, 2016	January 30, 2016	October 31, 2015
Assets
Current assets:
Cash and cash equivalents	$53,537	$53,081	$18,083
Short-term investment securities	9,912	46,335	—
Inventories	228,175	148,370	213,635
Prepaid income taxes	5,789	1,341	10,328
Prepaid expenses and other current assets	33,200	15,618	24,698
Total current assets	330,613	264,745	266,744
Property and equipment, net of accumulated depreciation and amortization of $93,312, $74,395 and $70,751, respectively.	135,939	119,784	119,974
Deferred income taxes	9,045	8,507	10,349
Other assets	1,312	258	318
	$476,909	$393,294	$397,385

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	104,684	58,225	110,135
Income taxes payable	126	11,942	239
Accrued salaries and wages	8,677	7,661	6,170
Other accrued expenses	32,051	24,368	34,504
Total current liabilities	145,538	102,196	151,048
Deferred rent and other	53,220	46,617	46,850
Total liabilities	198,758	148,813	197,898
Commitments and contingencies (note 4)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 54,879,306, 54,590,641 and 54,547,358 shares, respectively.	549	546	545
Additional paid-in capital	318,137	306,522	303,533
Accumulated deficit	(40,535)	(62,587)	(104,591)
Total shareholders’ equity	278,151	244,481	199,487
	$476,909	$393,294	$397,385
See accompanying notes to consolidated financial statements

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$199,475	$169,685	$612,320	$505,603
Cost of goods sold	135,472	116,920	414,700	345,851
Gross profit	64,003	52,765	197,620	159,752
Selling, general and administrative expenses	55,372	45,768	162,523	134,177
Operating income	8,631	6,997	35,097	25,575
Interest income (expense), net	64	23	211	12
Other expense	—	—	—	325
Income before income taxes	8,695	7,020	35,308	25,262
Income tax expense	3,248	2,683	13,256	9,586
Net income	$5,447	$4,337	$22,052	$15,676
Basic income per common share	$0.10	$0.08	$0.40	$0.29
Diluted income per common share	$0.10	$0.08	$0.40	$0.29
Weighted average shares outstanding:
Basic shares	54,871,172	54,529,403	54,809,768	54,525,797
Diluted shares	55,170,686	54,833,252	55,100,534	54,811,978
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total shareholders’ equity

	Shares	Amount
Balance, January 30, 2016	54,590,641	$546	$306,522	$(62,587)	$244,481
Share-based compensation expense	—	—	8,790	—	8,790
Issuance of unrestricted stock awards	4,922	—	210	—	210
Exercise of options to purchase common stock	208,821	2	2,734	—	2,736
Vesting of restricted stock units	117,543	1	—	—	1
Common shares withheld for taxes	(44,595)	—	(1,819)	—	(1,819)
Excess tax benefit related to exercises of stock options and vesting of restricted stock units	—	—	1,607	—	1,607
Issuance of common stock to employees under employee stock purchase plan	1,974	—	93	—	93
Net income	—	—	—	22,052	22,052
Balance, October 29, 2016	54,879,306	$549	$318,137	$(40,535)	$278,151
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
Operating activities:
Net income	$22,052	$15,676
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19,449	16,126
Share-based compensation expense	9,014	8,400
Deferred income tax benefit	(538)	(2,468)
Other non-cash expenses	53	47
Changes in operating assets and liabilities:
Inventories	(79,805)	(97,983)
Prepaid income taxes	(4,448)	(8,389)
Prepaid expenses and other assets	(18,656)	(6,572)
Accounts payable	47,240	64,971
Income taxes payable	(11,816)	(14,203)
Accrued salaries and wages	1,016	895
Deferred rent	7,623	6,916
Other accrued expenses	5,946	15,078
Net cash used in operating activities	(2,870)	(1,506)
Investing activities:
Purchases of investment securities	(35,856)	—
Sales, maturities, and redemptions of investment securities	72,279	—
Capital expenditures	(35,714)	(44,749)
Net cash provided by (used in) investing activities	709	(44,749)
Financing activities:
Net proceeds from issuance of common stock	93	81
Proceeds from exercise of options to purchase common stock	2,736	811
Common shares withheld for taxes	(1,819)	(322)
Excess tax benefit related to exercises of stock options and vesting of restricted stock units	1,607	582
Net cash provided by financing activities	2,617	1,152
Net increase (decrease) in cash and cash equivalents	456	(45,103)
Cash and cash equivalents at beginning of period	53,081	63,186
Cash and cash equivalents at end of period	$53,537	$18,083

Supplemental disclosures of cash flow information:
Non-cash investing activities
Decrease in accrued purchases of property and equipment	$(80)	$(4,380)
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of October 29, 2016, operated in 31 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, South Carolina, Mississippi, Louisiana, Wisconsin, Oklahoma and Minnesota. As of October 29, 2016 and October 31, 2015, the Company operated 517 stores and 434 stores, respectively, each operating under the name “Five Below.”

(b)	Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2016" or "fiscal 2016" refer to the period from January 31, 2016 to January 28, 2017 and consists of a 52-week fiscal year. References to "fiscal year 2015" or "fiscal 2015" refer to the period from February 1, 2015 to January 30, 2016 and consists of a 52-week fiscal year. The fiscal quarters ended October 29, 2016 and October 31, 2015 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended October 29, 2016 and October 31, 2015 refer to the thirty-nine weeks ended as of those dates.
(c) Basis of Presentation
The consolidated balance sheets as of October 29, 2016 and October 31, 2015, the consolidated statements of operations for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015, the consolidated statement of shareholders’ equity for the thirty-nine weeks ended October 29, 2016 and the consolidated statements of cash flows for the thirty-nine weeks ended October 29, 2016 and October 31, 2015 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended October 29, 2016 and October 31, 2015. The balance sheet as of January 30, 2016, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2015 as filed with the Securities and Exchange Commission on March 24, 2016 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended January 30, 2016 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015 are not necessarily indicative of the consolidated operating results for the year ending January 28, 2017 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.

(d) Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 clarifies the principles for recognizing revenue from contracts with customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contract with Customers: Deferral of the Effective Date." ASU 2015-14 deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods. In the first six months of fiscal 2016, the FASB issued guidance clarifying the interpretation of certain principles of ASU 2014-09. Companies may use either a full retrospective approach or a modified retrospective approach to adopt this ASU. The Company is currently evaluating the impact of the updated guidance on the Company's consolidated financial statements and disclosures.
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company elected to early adopt this guidance effective in the fourth quarter of fiscal 2015, and the Company retrospectively applied the change within the consolidated balance sheets. As a result of the retrospective adoption, the Company reclassified the October 31, 2015 consolidated balance sheet resulting in a reduction of $9.1 million in current deferred income tax assets and an increase in long term deferred income tax assets of $9.1 million.
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
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU No. 2016-09 affects all entities that issue share-based payment awards to their employees. This accounting standards update makes several modifications to the accounting for employee share-based payment transactions, including the requirement that the excess income tax benefits or deficiencies that arise when the tax consequences of share-based compensation differ from amounts previously recognized in the statement of income be recognized as income tax benefit or expense in the statement of income rather than as additional paid-in capital in the balance sheet. The guidance also clarifies the classification of components of share-based awards on the statement of cash flows such that excess income tax benefits should not be presented separately from other income taxes in the statement of cash flows and, thus, should be classified as an operating activity rather than a financing activity as they are under the current guidance. ASU 2016-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. Earlier application is permitted. The Company is currently evaluating the impact of the updated guidance on the Company's consolidated financial statements and disclosures.
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
As of October 29, 2016, January 30, 2016, and October 31, 2015, the Company had cash equivalents of $35.8 million, $22.6 million and $4.6 million, respectively. The Company’s cash equivalents consist of credit and debit card receivables, money market funds, certificates of deposit, and short-term municipal bonds. Fair value for cash equivalents was determined based on Level 1 inputs.
As of October 29, 2016 and January 30, 2016, the Company's short-term investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of October 29, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$6,366	$—	$7	$6,359
Municipal bonds	3,546	—	1	3,545
Total	$9,912	$—	$8	$9,904

	As of January 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$37,127	$—	$29	$37,098
Certificates of deposit	6,916	6	—	6,923
Municipal bonds	2,291	—	—	2,291
Total	$46,335	$6	$29	$46,312
Investment securities as of October 29, 2016 and January 30, 2016 all mature in one year or less.

(2)	Income Per Common Share
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

The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Numerator:
Net income	$5,447	$4,337	$22,052	$15,676
Denominator:
Weighted average common shares outstanding - basic	54,871,172	54,529,403	54,809,768	54,525,797
Dilutive impact of options, restricted stock units and employee stock purchase plan	299,514	303,849	290,766	286,181
Weighted average common shares outstanding - diluted	55,170,686	54,833,252	55,100,534	54,811,978
Per common share:
Basic income per common share	$0.10	$0.08	$0.40	$0.29
Diluted income per common share	$0.10	$0.08	$0.40	$0.29

The effects of the assumed exercise of stock options for 61,611 and 196,042 shares of common stock for the thirteen and thirty-nine weeks ended October 29, 2016, respectively, were excluded from the calculation of diluted net income per share as their impact would have been anti-dilutive.
The effects of the assumed exercise of restricted stock units for 1,376 shares of common stock for the thirty-nine weeks ended October 29, 2016 were excluded from the calculation of diluted net income per share as their impact would have been anti-dilutive.
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
As of October 29, 2016, the Company had approximately $20.0 million available on the line of credit of which $19.6 million was available and $0.4 million was issued on an outstanding letter of credit obligation.
All obligations under the Revolving Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary. As of October 29, 2016 and October 31, 2015, the Company was in compliance with the covenants applicable to it under the Revolving Credit Facility.

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
During the thirteen weeks ended October 29, 2016, the Company committed to 26 new store leases with terms of 10 years that have future minimum lease payments of approximately $52.4 million.
In September 2016, the Company signed a 15-year lease for a new corporate headquarters location in Philadelphia, Pennsylvania to accommodate the Company’s current and anticipated future growth. The Company expects to initially occupy approximately 110,000 square feet of office space in early 2018 and expects to expand into approximately 20,000 square feet of additional office space by no later than 2023. The lease agreement has future minimum lease payments of approximately $54 million and expires in March 2033 with options to renew for two successive five-year periods.
Other contractual commitments
As of October 29, 2016, the Company has other purchase commitments of approximately $2.7 million consisting of purchase agreements for materials that will be used in the construction of new stores.
Contingencies
Legal Matters
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial condition or results of operations.

(5)	Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2002 Equity Incentive Plan (the “Plan”), the Company’s board of directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7,600,000 shares under the Plan. As of October 29, 2016, 3,599,083 stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the compensation committee of the Company’s board of directors. Options granted to date generally vest over four years from the date of grant.

Stock option activity under the Plan was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance as of January 30, 2016	1,088,674	$26.31	7.5
Granted	51,611	39.30
Forfeited	(33,364)	37.16
Exercised	(208,821)	13.09
Balance as of October 29, 2016	898,100	29.73	6.9
Exercisable as of October 29, 2016	532,191	$26.45	6.2

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended
	October 29, 2016	October 31, 2015
Expected volatility	47.6%	47.0%
Risk-free interest rate	1.6%	1.8%
Expected life of options	6.4 years	6.4 years
Expected dividend yield	—%	—%
The Company uses the simplified method to estimate the expected term of the option. The expected volatility incorporates historical and implied volatility of similar entities whose share prices are publicly available. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The per-share weighted average grant-date fair value of stock options granted for the thirty-nine weeks ended October 29, 2016 and October 31, 2015 was $18.89 and $13.67, respectively.
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
RSU and PSU activity during the thirty-nine weeks ended October 29, 2016 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of January 30, 2016	211,682	$33.47	477,463	$36.48
Granted	127,787	41.33	127,160	39.22
Vested	(40,283)	38.53	(77,260)	38.83
Forfeited	(17,678)	34.71	(9,122)	32.88
Non-vested balance as of October 29, 2016	281,508	$36.23	518,241	$36.86

In connection with the vesting of RSU's and PSU's during the thirty-nine weeks ended October 29, 2016, the Company withheld 44,595 shares with an aggregate value of $1.8 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of October 29, 2016, there was $22.0 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, restricted stock units and performance-based restricted stock units) granted under the Plan. That cost is expected to be recognized over a weighted average vesting period of 2.4 years.

(6)	Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015 (dollars in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Income before income taxes	$8,695	$7,020	$35,308	$25,262
Income tax expense	$3,248	$2,683	$13,256	$9,586
Effective tax rate	37.4%	38.2%	37.5%	37.9%

The effective tax rates for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen and thirty-nine weeks ended October 29, 2016 was lower than the thirteen and thirty-nine weeks ended October 31, 2015 as a result of a change in the Company's average state tax rate.
The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s balance sheets as of October 29, 2016, January 30, 2016, or October 31, 2015 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen and thirty-nine weeks ended October 29, 2016 or October 31, 2015.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended January 30, 2016 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen and thirty-nine weeks ended October 29, 2016 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2016" or "fiscal 2016" refer to the period from January 31, 2016 to January 28, 2017 and consists of a 52-week fiscal year. References to "fiscal year 2015" or "fiscal 2015" refer to the period from February 1, 2015 to January 30, 2016 and consists of a 52-week fiscal year. The fiscal quarters ended October 29, 2016 and October 31, 2015 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended October 29, 2016 and October 31, 2015 refer to the thirty-nine weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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
Overview
Five Below is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the teen and pre-teen customer. We offer a dynamic, edited assortment of exciting products, all priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of October 29, 2016, we operated 517 stores in 31 states.
In August 2016, we commenced selling merchandise on the internet, through our fivebelow.com e-commerce website. We launched our e-commerce operation as an additional channel to service our customers and increase sales. All e-commerce sales, which includes shipping and handling revenue, will be included in net sales and will be included in comparable sales beginning with the third fiscal quarter of 2016. Our e-commerce expenses will have components classified as both cost of goods sold and selling, general and administrative expenses.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales, comparable sales, cost of goods sold and gross profit, selling, general and administrative expenses and operating income.

Net Sales
Net sales constitute gross sales net of merchandise returns for damaged or defective goods. Net sales consist of sales from comparable stores, non-comparable stores, and e-commerce, which includes shipping and handling revenue. Revenue from the sale of gift cards is deferred and not included in net sales until the gift cards are redeemed to purchase merchandise.
Our business is seasonal and as a result, our net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.
Comparable Sales
Comparable sales include net sales from stores that have been open for at least 15 full months from their opening date, and e-commerce sales. Comparable stores include the following:

•	Stores that have been remodeled while remaining open;

•	Stores that have been relocated within the same trade area, to a location that is not significantly different in size, in which the new store opens at about the same time as the old store closes; and

•	Stores that have expanded, but are not significantly different in size, within their current locations.
For stores that are relocated or expanded, the following periods are excluded when calculating comparable sales:

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

There may be variations in the way in which some of our competitors and other retailers calculate comparable or “same store” sales. As a result, data in this Quarterly Report on Form 10-Q regarding our comparable sales may not be comparable to similar data made available by other retailers. Non-comparable sales are comprised of new store sales, sales for stores not open for a full 15 months, and sales from existing store relocation and expansion projects that were temporarily closed (or not receiving deliveries) and not included in comparable sales.
Measuring the change in fiscal year-over-year comparable sales allows us to evaluate how our store base is performing. Various factors affect comparable sales, including:

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
Opening new stores is an important part of our growth strategy. As we continue to pursue our growth strategy, we expect that a significant percentage of our net sales will continue to come from new stores not included in comparable sales. Accordingly, comparable sales is only one measure we use to assess the success of our growth strategy.

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
The variable component of our cost of goods sold is higher in higher volume quarters because the variable component of our cost of goods sold generally increases as net sales increase. We regularly analyze the components of gross profit as well as gross margin. Any inability to obtain acceptable levels of initial markups, a significant increase in our use of markdowns, and a significant increase in inventory shrinkage or inability to generate sufficient sales leverage on the store occupancy, distribution and buying components of cost of goods sold could have an adverse impact on our gross profit and results of operations. Changes in the mix of our products may also impact our overall cost of goods sold.
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
The components of our SG&A expenses may not be comparable to those of other retailers. We expect that our SG&A expenses will increase in future periods due to our continuing store growth. In addition, any increase in future share-based grants or modifications will increase our share-based compensation expense included in SG&A expenses.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$199.5	$169.7	$612.3	$505.6
Cost of goods sold	135.5	116.9	414.7	345.9
Gross profit	64.0	52.8	197.6	159.8
Selling, general and administrative expenses	55.4	45.8	162.5	134.2
Operating income	8.6	7.0	35.1	25.6
Interest income (expense), net	0.1	—	0.2	—
Other expense	—	—	—	0.3
Income before income taxes	8.7	7.0	35.3	25.3
Income tax expense	3.2	2.7	13.3	9.6
Net income	$5.4	$4.3	$22.1	$15.7
Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.9	68.9	67.7	68.4
Gross profit	32.1	31.1	32.3	31.6
Selling, general and administrative expenses	27.8	27.0	26.5	26.5
Operating income	4.3	4.1	5.7	5.1
Interest income (expense), net	—	—	—	—
Other expense	—	—	—	0.1
Income before income taxes	4.4	4.1	5.8	5.0
Income tax expense	1.6	1.6	2.2	1.9
Net income	2.7%	2.6%	3.6%	3.1%
Operational Data:
Total stores at end of period	517	434	517	434
Comparable sales growth	(0.2)%	4.8%	2.6%	3.2%
Average net sales per store (2)	$0.4	$0.4	$1.3	$1.2

(1)	Components may not add to total due to rounding.

(2)	Only includes stores open during the full thirteen and thirty-nine weeks ended periods.
Thirteen Weeks Ended October 29, 2016 Compared to the Thirteen Weeks Ended October 31, 2015
Net Sales
Net sales increased to $199.5 million in the thirteen weeks ended October 29, 2016 from $169.7 million in the thirteen weeks ended October 31, 2015, an increase of $29.8 million, or 17.6%. The increase was the result of a non-comparable sales increase of $30.2 million offset by a comparable sales decrease of $0.4 million. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2016 and the number of stores that opened in fiscal 2015 but have not been open for 15 full months. We plan to open 85 net new stores in fiscal 2016.
Comparable sales decreased 0.2% for the thirteen weeks ended October 29, 2016 compared to the thirteen weeks ended October 31, 2015. This decrease resulted from a decrease of approximately 2.1% in the number of transactions in our stores partially offset by an increase of approximately 1.9% in the average dollar value of transactions.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $135.5 million in the thirteen weeks ended October 29, 2016 from $116.9 million in the thirteen weeks ended October 31, 2015, an increase of $18.6 million, or 15.9%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods resulting from the increase in net sales. Also contributing to the increase in cost of goods sold were an increase in store occupancy costs resulting from new store openings.
Gross profit increased to $64.0 million in the thirteen weeks ended October 29, 2016 from $52.8 million in the thirteen weeks ended October 31, 2015, an increase of $11.2 million, or 21.3%. Gross margin increased to 32.1% for the thirteen weeks ended October 29, 2016 from 31.1% in the thirteen weeks ended October 31, 2015, an increase of approximately 100 basis points. The increase in gross margin was primarily the result of decreases as a percentage of sales in merchandise cost of goods sold and distribution costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $55.4 million in the thirteen weeks ended October 29, 2016 from $45.8 million in the thirteen weeks ended October 31, 2015, an increase of $9.6 million, or 21.0%. As a percentage of net sales, selling, general and administrative expenses increased approximately 80 basis points to 27.8% in the thirteen weeks ended October 29, 2016 compared to 27.0% in the thirteen weeks ended October 31, 2015. The increase in selling, general and administrative expenses was primarily the result of increases of $6.6 million in store-related expenses to support new store growth and $3.0 million of corporate-related expenses, which includes share-based compensation expense.
Income Tax Expense
Income tax expense increased to $3.2 million in the thirteen weeks ended October 29, 2016 from $2.7 million in the thirteen weeks ended October 31, 2015, an increase of $0.6 million, or 21.1%. The increase in income tax expense was primarily the result of a $1.7 million increase in pre-tax income. Our effective tax rate for the thirteen weeks ended October 29, 2016 was 37.4% compared to 38.2% in the thirteen weeks ended October 31, 2015. Our effective tax rate for the thirteen weeks ended October 29, 2016 was lower than the comparable period as a result of a change in our average state tax rate.
Net Income
As a result of the foregoing, net income increased to $5.4 million in the thirteen weeks ended October 29, 2016 from $4.3 million in the thirteen weeks ended October 31, 2015, an increase of $1.1 million or 25.6%.
Thirty-Nine Weeks Ended October 29, 2016 Compared to the Thirty-Nine Weeks Ended October 31, 2015
Net Sales
Net sales increased to $612.3 million in the thirty-nine weeks ended October 29, 2016 from $505.6 million in the thirty-nine weeks ended October 31, 2015, an increase of $106.7 million, or 21.1%. The increase was the result of a non-comparable sales increase of $94.8 million and a comparable sales increase of $11.9 million. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2016 and the number of stores that opened in fiscal 2015 but have not been open for 15 full months. We plan to open 85 net new stores in fiscal 2016.
Comparable sales increased 2.6% for the thirty-nine weeks ended October 29, 2016 compared to the thirty-nine weeks ended October 31, 2015. This increase resulted from an increase of approximately 3.1% in the average dollar value of transactions partially offset by a decrease of approximately 0.5% in the number of transactions in our stores.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $414.7 million in the thirty-nine weeks ended October 29, 2016 from $345.9 million in the thirty-nine weeks ended October 31, 2015, an increase of $68.8 million, or 19.9%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods resulting from the increase in net sales. Also contributing to the increase in cost of goods sold were an increase in store occupancy costs resulting from new store openings and an increase in distribution costs, primarily due to the increase in net sales.
Gross profit increased to $197.6 million in the thirty-nine weeks ended October 29, 2016 from $159.8 million in the thirty-nine weeks ended October 31, 2015, an increase of $37.9 million, or 23.7%. Gross margin increased to 32.3% for the thirty-nine weeks ended October 29, 2016 from 31.6% in the thirty-nine weeks ended October 31, 2015, an increase of approximately 70 basis points. The increase in gross margin was primarily the result of decreases as a percentage of sales in merchandise cost of goods sold and distribution costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $162.5 million in the thirty-nine weeks ended October 29, 2016 from $134.2 million in the thirty-nine weeks ended October 31, 2015, an increase of $28.3 million, or 21.1%. As a percentage of net sales, selling, general and administrative expenses were consistent for the comparable period. The increase in selling, general and administrative expenses was primarily the result of increases of $19.9 million in store-related expenses to support new store growth and $8.4 million of corporate-related expenses, which includes share-based compensation expense.
Income Tax Expense
Income tax expense increased to $13.3 million in the thirty-nine weeks ended October 29, 2016 from $9.6 million in the thirty-nine weeks ended October 31, 2015, an increase of $3.7 million, or 38.3%. The increase in income tax expense was primarily the result of a $10.0 million increase in pre-tax income. Our effective tax rate for the thirty-nine weeks ended October 29, 2016 was 37.5% compared to 37.9% in the thirty-nine weeks ended October 31, 2015. Our effective tax rate for the thirty-nine weeks ended October 29, 2016 was lower than the comparable period as a result of a change in our average state tax rate.
Net Income
As a result of the foregoing, net income increased to $22.1 million in the thirty-nine weeks ended October 29, 2016 from $15.7 million in the thirty-nine weeks ended October 31, 2015, an increase of $6.4 million or 40.7%.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash flows from operations and borrowings under our Revolving Credit Facility (defined in “-Line of Credit”). Our primary cash needs are for capital expenditures and working capital.
Capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make capital expenditures of approximately $38 million in fiscal 2016, which we expect to fund from cash generated from operations. We expect to devote approximately $25 million of our capital expenditure budget in fiscal 2016 to construct and open 85 net new stores, with the remainder projected to be spent on store relocations and remodels, our distribution centers, and our corporate infrastructure.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. Over the past three fiscal years, to the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. We did not have any direct borrowings under our Revolving Credit Facility during the thirty-nine weeks ended October 29, 2016. As of October 29, 2016, we had approximately $20.0 million available on the line of credit of which $19.6 million was available and $0.4 million was issued on an outstanding letter of credit obligation.
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

Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
Net cash used in operating activities	$(2.9)	$(1.5)
Net cash provided by (used in) investing activities	0.7	(44.7)
Net cash provided by financing activities	2.6	1.2
Net increase (decrease) during period in cash and cash equivalents (1)	$0.5	$(45.1)
(1) Components may not add to total due to rounding.

Cash Used in Operating Activities
Net cash used in operating activities for the thirty-nine weeks ended October 29, 2016 was $2.9 million, an increase of $1.4 million compared to the thirty-nine weeks ended October 31, 2015. The increase was primarily due to changes in overall working capital partially offset by an increase in operating cash flows from store performance and a decrease in income taxes paid.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the thirty-nine weeks ended October 29, 2016 was $0.7 million, an increase of $45.5 million compared to the thirty-nine weeks ended October 31, 2015. The increase was primarily due to an increase in net investment securities and a decrease in capital expenditures. The decrease in capital expenditures was primarily due to cash outflows related to our new distribution center in Pedricktown, New Jersey during the thirty-nine weeks ended October 31, 2015.
Cash Provided by Financing Activities
Net cash provided by financing activities for the thirty-nine weeks ended October 29, 2016 was $2.6 million, an increase of $1.4 million compared to the thirty-nine weeks ended October 31, 2015. The increase was primarily the result of increases in the proceeds from the exercise of options and excess tax benefits related to exercises of stock options and the vesting of restricted stock units offset by an increase in common shares withheld for taxes.
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
As of October 29, 2016, we had approximately $20.0 million available on the line of credit of which $19.6 million was available and $0.4 million was issued on an outstanding letter of credit obligation.
All obligations under the Revolving Credit Facility are secured by substantially all of our assets and are guaranteed by the Company's subsidiary. As of October 29, 2016 and October 31, 2015, we were in compliance with the covenants applicable to us under the Revolving Credit Facility.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in the Annual Report. We believe that there have been no significant changes to our critical accounting policies during the thirty-nine weeks ended October 29, 2016.
Contractual Obligations
Except as set forth below, there have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business.
From January 30, 2016 to October 29, 2016, we have entered into 77 new fully executed retail leases with an average term of 10 years and other lease modifications that have future minimum lease payments of approximately $146.6 million.
In September 2016, we signed a 15-year lease for a new corporate headquarters location in Philadelphia, Pennsylvania to accommodate our current and anticipated future growth. We expect to initially occupy approximately 110,000 square feet of office space in early 2018 and expect to expand into approximately 20,000 square feet of additional office space by no later than 2023. The lease agreement has future minimum lease payments of approximately $54 million and expires in March 2033 with options to renew for two successive five-year periods.
Off-Balance Sheet Arrangements
For the quarterly period ended October 29, 2016, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 clarifies the principles for recognizing revenue from contracts with customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contract with Customers: Deferral of the Effective Date." ASU 2015-14 deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods. In the first six months of fiscal 2016, the FASB issued guidance clarifying the interpretation of certain principles of ASU 2014-09. We may use either a full retrospective approach or a modified retrospective approach to adopt this ASU. We are currently evaluating the impact of the updated guidance on our consolidated financial statements and disclosures.
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. We elected to early adopt this guidance effective in the fourth quarter of fiscal 2015, and we retrospectively applied the change within our consolidated balance sheets.
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
As of October 29, 2016, the Company had approximately $20.0 million available on the line of credit of which $19.6 million was available and $0.4 million was issued on an outstanding letter of credit obligation. The Revolving Credit Facility provides for interest on borrowings, at the Company's option, at (a) a prime rate plus a margin of (i) 0.75% if excess availability is greater than or equal to 75%, (ii) 1.0% if excess availability is less than 75% but greater than or equal to 33% or (iii) 1.25% if excess availability is less than 33% or (b) a LIBOR-based rate plus a margin of (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. The Revolving Credit Facility further provides for a letter of credit fee equal to the LIBOR-based rate plus (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended October 29, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Risk factors that affect our business and financial results are discussed in Part I, Item 1A "Risk Factors” in our Annual Report and in Part II, Item 1A “Risk Factors” in our Form 10-Q for the quarter ended July 30, 2016 (“2nd Quarter 10-Q”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report and 2nd Quarter 10-Q. You should carefully consider the risks described in our Annual Report and 2nd Quarter 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report and 2nd Quarter 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
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

101†
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of October 29, 2016, January 30, 2016 and October 31, 2015; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended and Thirty-Nine Weeks Ended October 29, 2016 and October 31, 2015; (iii) the Unaudited Consolidated Statement of Shareholders’ Equity for the Thirty-Nine Weeks Ended October 29, 2016; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 29, 2016 and October 31, 2015 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

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

FIVE BELOW, INC.

Date: December 2, 2016	/s/ Joel D. Anderson
Joel D. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: December 2, 2016	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of October 29, 2016, January 30, 2016 and October 31, 2015; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended and Thirty-Nine Weeks Ended October 29, 2016 and October 31, 2015; (iii) the Unaudited Consolidated Statement of Shareholders’ Equity for the Thirty-Nine Weeks Ended October 29, 2016; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 29, 2016 and October 31, 2015 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

†
Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.