Form 10-K
period 2017-01-28
FIVE BELOW, INC
filed 2017-03-23
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2017

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
Large Accelerated Filer ☑    Accelerated Filer    ☐    Non-Accelerated Filer        ☐    Smaller Reporting Company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑
As of July 29, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common stock (based upon the last reported sales price on The NASDAQ Global Select Market) held by non-affiliates of the registrant was approximately $2,449,890,478.
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 22, 2017 was 54,930,387.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on June 20, 2017 (hereinafter referred to as the “Proxy Statement”) are incorporated by reference into Part III of this report.

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
•reliance on merchandise manufactured outside of the United States;
•dependence on a volume of traffic to our stores;
•inability to attract and retain qualified employees;
•inability to successfully expand our distribution network capacity;
•disruptions to our distribution network or the timely receipt of inventory;

•	extreme weather conditions in the areas in which our stores are located could negatively affect our business and results of operations;

•	failure to secure customers’ confidential or credit card information, or other private data relating to our employees or our company;
•increased operating costs or exposure to fraud or theft due to customer payment-related risks;
•inability to increase sales and improve the efficiencies, costs and effectiveness of our operations;

•	dependence on our executive officers, senior management and other key personnel or inability to hire additional qualified personnel;

•	inability to successfully manage our inventory balances and inventory shrinkage;
•our lease obligations;

•	changes in our competitive environment, including increased competition from other brick and mortar and online retailers;
•increasing costs due to inflation, increased operating costs, wage rate increases or energy prices;
•the seasonality of our business;
•inability to successfully implement our expansion into online retail;
•disruptions to our information technology systems in the ordinary course or as a result of system upgrades;
•failure to maintain adequate internal controls;
•complications with the design or implementation of the new enterprise resource system;
•natural disasters, adverse weather conditions, pandemic outbreaks, global political events, war and terrorism;
•current economic conditions and other economic factors;
•the impact of governmental laws and regulations;
•the costs and consequences of legal proceedings;
•inability to protect our brand name, trademarks and other intellectual property rights;
•the impact of product and food safety claims and effects of legislation;
•inability to obtain additional financing, if needed;
•restrictions imposed by our indebtedness on our current and future operations; and
•regulations related to conflict minerals.
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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2017" or "fiscal 2017" refer to the period from January 29, 2017 to February 3, 2018, which consists of a 53-week fiscal year. References to "fiscal year 2016" or "fiscal 2016" refer to the period from January 31, 2016 to January 28, 2017, which consists of a 52-week fiscal year. References to “fiscal year 2015” or “fiscal 2015” refer to the period from February 1, 2015 to January 30, 2016, which consists of a 52-week fiscal year. References to “fiscal year 2014” or “fiscal 2014” refer to the period from February 2, 2014 to January 31, 2015, which consists of a 52-week fiscal year. References to “fiscal year 2013” or “fiscal 2013” refer to the period from February 3, 2013 to February 1, 2014, which consists of a 52-week fiscal year. References to "fiscal year 2012" or "fiscal 2012" refer to the period from January 29, 2012 to February 2, 2013, which consists of a 53-week fiscal year. References to 2017, 2016, 2015, 2014, 2013, and 2012 are to our fiscal years unless otherwise specified.
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
We opened the first Five Below store in the greater Philadelphia area in 2002 and, since then, have been expanding across the Northeast, South and Midwest regions of the United States. As of January 28, 2017, we operated a total of 522 locations across 31 states. Our new store model assumes a store size of approximately 8,000 square feet and is typically located within power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets. We opened 85 net new stores in fiscal 2016 and plan to open approximately 100 new stores in fiscal 2017. We believe that we have the opportunity to grow our store base to more than 2,000 locations over time.
In August 2016, we commenced selling merchandise on the internet, through our fivebelow.com e-commerce website. We launched our e-commerce operation as an additional channel to serve our customers.
We believe that our business model has resulted in strong financial performance irrespective of the economic environment:

•	Our comparable sales increased by 2.0% in fiscal 2016, 3.4% in fiscal 2015, and 3.4% in fiscal 2014.

•	We expanded our store base from 366 stores at the end of fiscal year 2014 to 522 stores at the end of fiscal year 2016, representing a compounded annual growth rate of 19.4%.

•
Between fiscal 2014 and 2016, our net sales increased from $680.2 million to $1,000.4 million, representing a compounded annual growth rate of 21.3%. Over the same period, our operating income increased from $77.0 million to $114.0 million, representing a compounded annual growth rate of 21.6%.

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

•
Differentiated Shopping Experience.    We believe we have created a unique and engaging in-store and online atmosphere that customers find fun and exciting. While we refresh our products frequently, we maintain a consistent floor layout, designed with an easy-to-navigate racetrack flow and featuring sight-lines across the entire store enabling customers to easily identify our category worlds. All of our stores feature a sound system playing trend-right music throughout the shopping day. We employ novel and dynamic techniques to display our products, including distinctive merchandise fixtures and colorful and stimulating signage. This approach makes our stores a destination, encouraging hands-on interaction with our products and conveying our value pricing. We have developed a unique culture that emanates from our employees, many of whom frequently shop at Five Below, to our customers, thereby driving a higher level of connectivity and engagement. Additionally, we believe our price points of $5 and below, coupled with our dynamic merchandising approach, create an element of discovery, driving repeat visits and customer engagement.

•
Powerful and Consistent Store Economics.    We have a proven store model that generates strong cash flow, consistent store-level financial results and a high level return on investment. Our stores have been successful in varying geographic regions, population densities and real estate settings and our new stores have achieved average payback periods of less than one year. We believe our robust store model, reinforced by our rigorous site selection process and in-store execution, drives the strength and consistency of our comparable sales financial results across all geographic regions and store-year classes.

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

Growth Strategy
We believe we can grow our net sales and earnings by executing on the following strategies:

•
Grow Our Store Base.    We believe there is significant opportunity to expand our store base in the United States from 522 locations as of January 28, 2017 to more than 2,000 locations within the United States over time. Based upon our strategy of store densification, we expect most of our near-term growth will occur within our existing markets, as well as new markets. This strategy allows us to benefit from enhanced brand awareness and achieve operational efficiencies. We opened 71 net new stores in fiscal 2015 and 85 net new stores in fiscal 2016, and plan to open approximately 100 new stores in fiscal 2017. Our new store model assumes approximately 8,000 square feet and is primarily in-line locations within power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets. We have a talented and disciplined real estate management team and a rigorous real estate site selection process. We analyze the demographics of the surrounding trade areas and the performance of adjacent retailers, as well as traffic and specific site characteristics and other variables. As of January 28, 2017, we have executed lease agreements for the opening of 67 new stores in fiscal 2017.

•
Drive Comparable Sales.    We expect to continue generating positive comparable sales growth by continuing to hone and refine our dynamic merchandising offering and differentiated in-store shopping experience. We intend to increase our brand awareness through cost-effective marketing efforts and enthusiastic customer engagement. We believe that executing on these strategies will increase the size and frequency of purchases by our existing customers and attract new customers to our stores.

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

•
Room:    Consists of items used to complete and personalize our customer’s living space, including glitter lamps, posters, frames, fleece blankets, plush items, pillows, candles, incense and related items. We also offer storage options for the customer’s room.

•
Sports:    Consists of an assortment of sport balls, team sports merchandise and fitness accessories, including hand weights, jump ropes and gym balls. We also offer a variety of games, including name brand board games, puzzles, collectibles and toys including remote control. In the summer season, our sports offering also includes pool, beach and outdoor toys, games and accessories.

•
Tech:    Consists of a selection of accessories for cell phones, tablet, audio and computers. The offering includes cases, chargers, headphones and other related items. We also carry a range of media products including books, video games and DVDs.

•
Crafts:    We offer an assortment of craft activity kits, as well as arts and crafts supplies such as crayons, markers and stickers. We also offer trend-right items for school such as backpacks, fashion notebooks and journals, novelty pens and pencils, as well as everyday name brand items.

•	Party: Consists of party goods, decorations, gag gifts and greeting cards, as well as every day and special occasion merchandise.

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

Set forth below is data for the following groups of products – leisure, fashion and home, and party and snack. The percentage of net sales represented by each product group for each of the last three fiscal years was as follows:

	Percentage of Net Sales
	2016	2015	2014
Leisure	50.0%	50.8%	51.0%
Fashion and home	31.2%	29.7%	29.3%
Party and snack	18.8%	19.5%	19.7%
Total	100.0%	100.0%	100.0%
Leisure includes items such as sporting goods, games, toys, tech, books, electronic accessories, and arts and crafts. Fashion and home includes items such as personal accessories, “attitude” t-shirts, beauty offerings, home goods and storage options. Party and snack includes items such as party and seasonal goods, greeting cards, candy and other snacks, and beverages.

Our Stores
As of January 28, 2017, we operated 522 stores throughout the Northeast, South and Midwest regions of the United States. Our new store model assumes a store size of approximately 8,000 square feet. Our stores are primarily located in power, community and lifestyle shopping centers; approximately 3% of our stores are located in malls. The following map shows the number of stores in each of the states in which we operated and the locations of our distributions centers as of January 28, 2017.

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
We believe there is a significant opportunity to expand our store base in the United States. We opened 85 net new stores in fiscal 2016 and we intend to open approximately 100 new stores in fiscal 2017 through expansion in existing markets and by entering new markets. We maintain a pipeline of real estate sites that have been approved by our real estate committee and have executed 67 leases through January 28, 2017 for new stores in fiscal 2017. Our recent store growth is summarized in the following table:

Period	Stores at Start of Period	Stores Opened	Stores Closed	Net Store Increase	Stores at End of Period
Fiscal 2014	304	62	—	62	366
Fiscal 2015	366	74	3	71	437
Fiscal 2016	437	86	1	85	522
Opening stores within existing markets enables Five Below to benefit from enhanced brand awareness and to achieve advertising, operating and distribution efficiencies. Our targeted new store openings include additional locations in existing markets as well as expansion into new markets. In existing markets, we use a store densification strategy that promotes brand awareness and leverages marketing, operating and distribution costs. When entering new markets, we employ a store clustering strategy, opening multiple stores in a single market on the same day, enabling us to leverage marketing and pre-opening expenses and generate initial new market brand awareness.
Our store growth is supported by our new store economics, which we believe to be compelling. Our new store model assumes a store size of approximately 8,000 square feet that achieves sales of approximately $1.6 million in the first full year of operation and an average new store cash investment of approximately $0.3 million, including our store build-out (net of tenant allowances), inventory (net of payables) and cash pre-opening expenses. Our new store model targets an average payback period of less than one year on our initial investment.
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
We work with approximately 800 active vendors, with no single vendor representing more than 7% of our purchases in fiscal 2016. We sourced approximately 67% of our purchases from domestic vendors in fiscal 2016. We typically have no long-term supply agreements or exclusive arrangements with our vendors.
Distribution
We distribute over 85% of our merchandise from our approximately 700,000 square foot distribution center in Pedricktown, New Jersey and our approximately 600,000 square foot distribution center in Olive Branch, Mississippi, with the remaining merchandise shipped directly from the vendor to our stores. We realize cost savings by working with our vendors to streamline and reduce packaging to diminish shipping costs.
We generally ship merchandise from our distribution centers to our stores between two and four times a week, depending on the season and the volume of a specific store. We use contract carriers to ship merchandise to our stores. From time to time, we augment our distribution facilities with third-party warehousing.
We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional distribution centers. In June 2015, we opened a new distribution center in Pedricktown, New Jersey to support our anticipated growth. We currently occupy approximately 700,000 square feet at this distribution center and will expand to approximately one million square feet by 2019. The lease agreement, which began in fiscal 2015, will expire in 2025 with options to renew for three successive five-year periods.

Marketing and Advertising
Our cost-effective marketing strategy is designed to drive store traffic and increase brand awareness with our target demographic, as well as other value-oriented customers. Our strategy includes the use of newspaper, television and digital advertising during peak selling seasons that highlight our brand and exceptional value proposition as well as grassroots marketing to support existing and new market entries. Additionally, we rely on the strong visibility and the presence of our store locations, email messaging and community fundraising to promote and further our brand image and drive traffic. Our digital experience, anchored by our mobile e-commerce website and social media presence is growing rapidly as we utilize Facebook, Instagram, YouTube and Snapchat to engage our customers with compelling digital content on a daily basis.

Our marketing team works with our merchandising team to develop novel and dynamic techniques to display our products, including distinctive merchandise fixtures and colorful and stimulating signage, which attract customers, encourage hands-on interaction with our products and convey our value pricing.
For new store openings, we seek to create community awareness and consumer excitement through a mix of print and digital advertising, public relations and community outreach promoting the grand opening and by creating an engaging grand opening event that includes contests, giveaways and signature “Five Cent” hot dogs. We also aim to execute multiple store openings in a given new market on the same day in order to leverage marketing efforts to produce maximum impact.
In addition to our marketing and advertising efforts described above, we also maintain an e-commerce website (www.fivebelow.com) and, over the last year, our online following has grown substantially. We use both our website and social networking sites to highlight our featured products, value proposition, store locations, employment opportunities, and grand openings.

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

Management Information Systems
Our management information systems provide a full range of business process assistance and timely information to support our merchandising strategy, warehouse management, stores and operating and financial teams. We believe our current systems provide us with operational efficiencies, scalability, management control and timely reporting that allow us to identify and respond to merchandising and operating trends in our business. We use a combination of internal and external resources to support store point-of-sale, merchandise planning and buying, inventory management, financial reporting, real estate, human resource and administrative functions. We continuously assess ways to maximize productivity and efficiency, and evaluate opportunities to further enhance our existing systems.

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

Employees
As of January 28, 2017, we employed approximately 1,800 full-time and 7,700 part-time personnel. Of our total employees, approximately 300 were based at our corporate headquarters in Philadelphia, Pennsylvania, approximately 200 were based at our distribution centers in Pedricktown, New Jersey and Olive Branch, Mississippi and approximately 9,000 were store employees. The number of part-time associates fluctuates depending on seasonal needs. None of our employees belong to a union or are party to any collective bargaining or similar agreement.

Seasonality
Our business is seasonal in nature with the highest level of net sales and net income generated in the fourth fiscal quarter due to the year-end holiday season and, therefore, operating results for any fiscal quarter are not necessarily indicative of results for the full fiscal year. To prepare for the holiday season, we must order and keep in stock more merchandise than we carry during other parts of the year. We expect inventory levels, along with an increase in accounts payable and accrued expenses, generally to reach their highest levels in the third and fourth fiscal quarters in anticipation of the increased net sales during the year-end holiday season. As a result of this seasonality, and generally because of variation in consumer spending habits, we experience fluctuations in net sales, net income and working capital requirements during the year.

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
Our growth is dependent on our ability to open profitable new stores. We believe we have an opportunity to continue to grow our store base from 522 stores in 31 states as of January 28, 2017 to more than 2,000 locations over time.
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
Our reliance on merchandise manufactured outside of the United States subjects us to legal, regulatory, political and economic risks.
A significant majority of our merchandise is manufactured outside the United States, and changes in the prices and flow of these goods for any reason could have an adverse impact on our operations. The United States and other countries have occasionally proposed and enacted protectionist trade legislation, which may result in changes in tariff structures and trade policies and restrictions that could increase the cost or reduce the availability of certain merchandise. In particular, recent political discourse in the United States has increasingly focused on implementing protectionist trade policies. Tax proposals may include changes, which could, if implemented, have an adverse impact on us, including a “border adjustment tax” or new import tariffs, which could adversely affect us because we sell products that are principally manufactured outside the United States. It has also been suggested that the United States may materially modify or withdraw from some of its existing trade agreements. Any of these or other measures, if ultimately enacted, or events relating to the manufacturers of our merchandise and the countries in which they are located, some or all of which are beyond our control, can adversely affect our ability to access suitable merchandise on acceptable terms, negatively impact our operations, increase costs and lower our margins. Such events or circumstances include, but are not limited to:

•	political and economic instability;

•	the financial instability and labor problems of the manufacturers of our merchandise;

•	the availability and cost of raw materials;

•	merchandise quality or safety issues;

•	changes in currency exchange rates;

•	the regulatory environment in the countries in which the manufacturers of our merchandise are located;

•	inflation; and

•	transportation availability, costs and disruptions.
These and other factors affecting the manufacturers of our merchandise who are located outside of the United States and our access to our products could affect our financial performance adversely.
Our sales depend on a volume of traffic to our stores, and a reduction in traffic to, or the closing of, anchor tenants and other destination retailers in the shopping centers in which our stores are located could significantly reduce our sales and leave us with excess inventory.
Most of our stores are located in power, community and lifestyle shopping centers that benefit from the ability of “anchor” retail tenants, generally big box stores, and other destination retailers and attractions to generate sufficient levels of consumer traffic in the vicinity of our stores. Any decline in the volume of consumer traffic at shopping centers, whether because of consumer preferences to shop on the internet or at large warehouse stores, an economic slowdown, a decline in the popularity of shopping centers, the closing of anchor stores or other destination retailers or otherwise, could result in reduced sales at our stores and leave us with excess inventory, which could have a material adverse effect on our financial results or business.

An inability to attract and retain qualified employees and to control labor costs, as well as other labor issues, could adversely affect our business.
Our growth could be adversely impacted by an inability to attract, retain and motivate qualified employees at the store operations level, in distribution facilities, and at the corporate level, at costs which allow us to profitably conduct our operations. Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, prevailing wage rates, minimum wage laws, health and other insurance costs, and changes in employment and labor laws (including changes in the process for our employees to join a union) or other workplace regulation. For example, some jurisdictions in which we operate have historically enacted minimum wages that exceed the federal standards. To the extent our competitors increase wage rates for their employees, we will likely have to increase wage rates to stay competitive and attract and retain our employees, which would increase our labor costs. If we do not maintain competitive wages, our customer service could suffer due to declining quality of our workforce or, alternatively, our earnings could decrease if we increase our wage rates. In addition, if a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. Further, we believe the current pricing of our healthcare costs includes the potential future impact of the Patient Protection and Affordable Care Act, but such legislation may further cause our healthcare costs to increase. Significant costs of the Patient Protection and Affordable Care Act may occur due to provisions of the legislation being phased in over time and changes to our healthcare costs structure could have a significant negative effect on our business. In addition, our ability to pass along any increase in labor costs to our customers is constrained by our low price model.

Our new store growth is dependent upon our ability to successfully expand our distribution network capacity, and failure to achieve or sustain these plans could affect our performance adversely.
We maintain distribution centers in Pedricktown, New Jersey and Olive Branch, Mississippi. We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional distribution centers. During fiscal 2015, we opened a new distribution center in Pedricktown, New Jersey to support our growth objectives. We currently occupy approximately 700,000 square feet and will expand to approximately one million square feet by 2019. Delays in expanding this distribution center (or opening new distribution centers in the future) could adversely affect our future operations by slowing store growth, which could in turn reduce sales growth. In addition, any distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as: shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of future projects, including the planned future expansion of the Pedricktown, New Jersey distribution center (or opening new distribution centers in the future) could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that any project will be completed on time or within established budgets.
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
Extreme weather conditions in the areas in which our stores are located could negatively affect our business and results of operations. We have a significant number of stores in the Northeastern and Midwestern regions of the United States, which are prone to inclement weather conditions, as well as severe storms. Such inclement weather could have a significant impact on consumer behavior, travel and store traffic patterns, as well as our ability to operate our stores. For example, frequent or unusually heavy snowfall, ice storms, rainstorms or other extreme weather conditions over a prolonged period could make it difficult for our customers to travel to our stores and thereby reduce our sales and profitability. In addition, we typically generate higher revenues and gross margins during our fourth fiscal quarter, which includes the year-end holiday season. If weather conditions are not favorable during these periods, our operating results and cash flow from operations could be adversely affected.

If we are unable to secure our customers’ confidential or credit card information, or other private data relating to our employees or our Company, we could be subject to negative publicity, costly government enforcement actions or private litigation, which could damage our business reputation and adversely affect our financial results.
The protection of our customer, employee and company data is critical to us. We have procedures and technology in place to safeguard our customers’ debit and credit card and other personal information, our employees’ private data and company records and intellectual property. While we have taken significant steps to protect customer and confidential information, the intentional or negligent actions of employees, business associates or third parties may undermine our security measures. As a result, unauthorized parties may obtain access to our data systems and misappropriate confidential data. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent the compromise of our customer transaction processing capabilities and personal data. Furthermore, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If any such compromise of our security or the security of information residing with our business associates or third parties were to occur, we could be exposed to negative publicity, government enforcement actions, private litigation or costly response measures. In addition, our reputation within the business community and with our customers may be affected, which could result in our customers discontinuing the use of debit or credit cards in our stores, or not shopping in our stores altogether. This could cause us to lose market share to our competitors and could have an adverse effect on our financial results.
We are subject to customer payment-related risks that could increase operating costs or exposure to fraud or theft, subject us to potential liability and potentially disrupt our business.
We accept payments using a variety of methods, including cash, credit and debit cards and gift cards. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. In October 2015, the payment card industry shifted liability for certain debit and credit card transactions to retailers who are not able to accept EMV chip technology transactions. We completed the implementation and received certification to accept EMV chip technology transactions in fiscal 2016. Any inability to accept EMV chip technology transactions may subject us to increased risk of liability for fraudulent transactions and may adversely affect our business and operating results.
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
Our success depends on our executive officers, senior management, district, store, and distribution center managers, and other key personnel. If we lose our executive officers, senior management, district, store, and distribution center managers, or any other key personnel, or are unable to hire additional qualified personnel, our business could be harmed.
Our future success depends to a significant degree on the skills, experience and efforts of our executive officers, senior management, district, store, and distribution center managers, and other key personnel, including Thomas Vellios, our Executive Chairman, and Joel Anderson, our President and Chief Executive Officer. The loss of the services of any of our executive officers, senior management, district, store, and distribution center managers, or other key personnel could have an adverse effect on our operations. Our future success will also depend on our ability to attract, retain and motivate qualified personnel, as a failure to attract these key personnel could have an adverse effect on our operations. We do not currently maintain key person life insurance policies with respect to our executive officers or key personnel.
Our profitability and cash flows from operations may be negatively affected if we are not successful in managing our inventory balances and inventory shrinkage.
Our inventory balance represented approximately 31% of our total assets as of January 28, 2017. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, we may have to take unanticipated markdowns to dispose of excess inventory, which also can adversely impact our financial results. We also experience inventory shrinkage, and we cannot assure you that incidences of inventory loss and theft will stay at acceptable levels or decrease in the future, or that the measures we are taking will effectively address the problem of inventory shrinkage. We continue to focus on ways to reduce these risks, but we cannot assure you that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our profitability and cash flows from operations may be negatively affected.
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
Consolidation among retailers, changes in pricing of merchandise or offerings of other services by competitors could have a negative impact on the relative attractiveness of our stores to consumers. We do not possess exclusive rights to many of the elements that comprise our in-store experience and product offerings. Our competitors may seek to copy our business strategy and in-store experience, which could result in a reduction of any competitive advantage or special appeal that we might possess. In addition, most of our products are sold to us on a non-exclusive basis. As a result, our current and future competitors may be able to duplicate or improve on some or all of our in-store experience or product offerings that we believe are important in differentiating our stores and our customers’ shopping experience. If our competitors were to duplicate or improve on some or all of our in-store experience or product offerings, our competitive position and our business could suffer. Our ability to provide quality, trend-right products at attractive, competitive prices could be impacted by various actions of our competitors that are beyond our control.
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
Our business is seasonal, with the highest percentage of sales (approximately 40% of total annual sales over the last two fiscal years) occurring during the fourth fiscal quarter (November, December and January), which includes the year-end holiday season. This increased percentage of net sales has historically resulted in the highest percentages of net income during the fourth fiscal quarter. We purchase substantial amounts of inventory in the end of the third fiscal quarter (October) and beginning of the fourth fiscal quarter (November and December) and incur higher shipping costs and higher payroll costs in anticipation of the increased sales activity during these time periods. Adverse events, such as inclement or unusual weather, deteriorating economic conditions, higher unemployment, increased wage rates, higher gas prices or public transportation disruptions could result in lower-than-planned sales during the holiday season which may lead to unanticipated markdowns. Since we rely on third parties for transportation and use third-party warehouses when we build up inventory, a number of these factors are outside of our control. An unsuccessful fourth quarter, or holiday season, will have a substantial negative impact on our financial condition and results of operations for the entire fiscal year.
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
Reporting obligations as a public company and our anticipated growth are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on the effectiveness of our internal control over financial reporting. As a result, we have incurred, and may continue to incur, substantial expenses to test our systems, to make any necessary improvements, and to hire additional personnel. At January 28, 2017, our internal control over financial reporting was effective using “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO); however, there can be no assurance that our internal control over financial reporting will be effective in future years. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our business and cause a decline in our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and harm our ability to raise capital. Failure to accurately report our financial performance on a timely basis could also jeopardize our continued listing on The NASDAQ Global Select Market or any other stock exchange on which our common stock may be listed. Delisting of our common stock on any exchange could reduce the liquidity of the market for our common stock, which could reduce the price of our stock and increase the volatility of our stock price.

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
We are exposed to the risk of natural disasters, adverse weather conditions, pandemic outbreaks, global political events, war and terrorism that could disrupt business and result in lower sales, increased operating costs and capital expenditures.
Our headquarters, store locations and distribution centers, as well as certain of our vendors and customers, are located in areas which have been and could be subject to natural disasters such as floods, hurricanes, tornadoes, fires or earthquakes. Adverse weather conditions or other extreme changes in the weather, including resulting electrical and technological failures, may disrupt our business and may adversely affect our ability to sell and distribute products. For example, as a result of Superstorm Sandy in October 2012, we experienced closures in the majority of our stores open at that time. In addition, we operate in markets that may be susceptible to pandemic outbreaks or terrorist acts, and our operations may be affected by disruptive global political events, such as civil unrest in countries from which our vendors are located or products are manufactured. Our business may be harmed if our ability to sell and distribute products is impacted by any such events, any of which could influence customer trends and purchases and may negatively impact our net sales, properties or operations. Such events could result in physical damage to one or more of our properties, the temporary closure of some or all of our stores or distribution centers, the temporary lack of an adequate work force in a market, temporary or long-term disruption in the transport of goods, decreases in transportation capacity, increases in transportation costs, delay in the delivery of goods to our distribution centers or stores, disruption of our technology support or information systems, or fuel shortages or dramatic increases in fuel prices, which increase the cost of doing business. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage. Any of these factors, or combination thereof, could adversely affect our operations.
Current economic conditions and other economic factors could adversely impact our financial performance and other aspects of our business in various respects.
Weakness in the U.S. economy or other economic factors affecting disposable consumer income, such as employment levels, inflation, business conditions, fuel and energy costs, consumer debt levels, lack of available credit, interest rates, tax rates and erosion in consumer confidence may affect our business adversely. Such factors could reduce overall consumer spending, and discretionary spending in particular, or cause customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable than other product choices, all of which could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins. We have limited or no ability to control many of these factors. Global economic uncertainty, the impact of recessions and the potential for failures or realignments of financial institutions and the related impact on available credit may impact us, our vendors and other business partners, our landlords, our customers, our service providers and our operations in an adverse manner.

Changes in state or federal legislation or regulations, or becoming subject to new regulations as our operations expand, could increase our cost of doing business.
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
In addition, the expansion of our operations into California, where we anticipate opening our first stores in the first quarter of fiscal 2017, will require us to comply with a number of additional regulations. For example, California currently enforces legislation commonly referred to as "Proposition 65" that requires that "clear and reasonable" warnings be given to consumers who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity. Although we will seek to comply with the requirements of Proposition 65, there can be no assurance that we will not be adversely affected by litigation or other actions relating to Proposition 65 or future legislation that is similar or related thereto. Also, the Transparency in Supply Chains Act of 2010 in California requires us to audit our vendors with respect to risks of human trafficking and slavery and mitigate these risks in our operations. Any failure to disclose issues or other non-compliance could subject us to action by the California Attorney General or other regulatory authorities. Increased compliance costs associated with operating in California could adversely affect our business, financial condition and results of operations.
Litigation may adversely affect our business, financial condition, results of operations or liquidity.
Our business is subject to the risk of litigation by employees, consumers, vendors, competitors, intellectual property rights holders, shareholders, government agencies and others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. For example, we and certain of our current and former officers had been parties to a securities class action lawsuit against us, which was dismissed. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided against us or settled by us, may result in liability material to our consolidated financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition, results of operations or liquidity.
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
We may be subject to product liability claims from customers or actions brought or penalties assessed by government agencies relating to products, including food products that are recalled, defective or otherwise alleged to be harmful. Such claims may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling and transportation phases. All of our vendors and their products are contractually required to comply with applicable product and food safety laws. We generally seek contractual indemnification and insurance coverage from our vendors. However, if we do not have adequate contractual indemnification and/or insurance available, such claims could have a material adverse effect on our business, financial condition and results of operations. Our ability to obtain indemnification from foreign vendors may be hindered by the manufacturers’ lack of understanding of U.S., state-specific or local product liability or other laws, which may make it more likely that we be required to respond to claims or complaints from customers as if we were the manufacturer of the products. Even with adequate insurance and indemnification, such claims could significantly damage our reputation and consumer confidence in our products. Our litigation expenses could increase as well, which also could have a materially negative impact on our results of operations even if a product liability claim is unsuccessful or is not fully pursued.
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
Complying with these covenants could adversely affect our ability to respond to changes in our business and manage our operations. In addition, these covenants could affect our ability to invest capital in our new stores and fund capital expenditures for existing stores. Our ability to comply with these covenants and other provisions in the revolving credit facility and any future debt instruments may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, or other events beyond our control. A failure by us to comply with the financial ratios and restrictive covenants contained in our revolving credit facility and any future debt instruments could result in an event of default. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in our revolving credit facility and any future debt instruments. In addition, if we are in default, we may be unable to borrow additional amounts under any such facilities to the extent that they would otherwise be available and our ability to obtain future financing may also be impacted negatively. If the indebtedness under our revolving credit facility and any future debt instruments were to be accelerated, our future financial condition could be materially adversely affected.
Regulations related to conflict minerals could adversely impact our business.
The Securities and Exchange Commission has promulgated final rules mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, included in components of products either manufactured by public companies or for which public companies have contracted to manufacture. These new rules require due diligence to determine whether such minerals originated from the Democratic Republic of Congo (the “DRC”) or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. While we do not manufacture products, we may in the future contract to manufacture products. Accordingly, there will be costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals used in any products we are deemed to contract to manufacture. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Also, we may face reputational challenges if the due diligence procedures we implement do not enable us to verify the origins for all conflict minerals or to determine that such minerals are DRC conflict-free.
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
An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. In addition, broad market and industry factors, most of which we cannot control, may harm the price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the price of our common stock may include, among other things:

•	actual or anticipated fluctuations in quarterly operating results or other operating metrics, such as comparable sales, that may be used by the investment community;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	speculation about our business in the press or the investment community;

•	conditions or trends affecting our industry or the economy generally;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the retail industry;

•	announcements by us or our competitors of new product offerings, significant acquisitions, strategic partnerships or divestitures;

•	our entry into new markets;

•	timing of new store openings;

•	percentage of sales from new stores versus established stores;

•	additions or departures of key personnel;

•	actual or anticipated sales of our common stock, including sales by our directors, officers or significant shareholders;

•	significant developments relating to our relationships with business partners, vendors and distributors;

•	customer purchases of new products from us and our competitors;

•	investor perceptions of the retail industry in general and our Company in particular;

•	major catastrophic events;

•	volatility in our stock price, which may lead to higher share-based compensation expense under applicable accounting standards; and

•
changes in accounting standards, policies, guidance, interpretation or principles, for example, the adoption of Financial Accounting Standards Board (“FASB”) ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which involves employee share-based payment accounting and the volatility of the effective tax rate.

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
Our board of directors has the authority, without action or vote of our shareholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, shares issuable upon the vesting of restricted stock units or performance-based restricted stock units, shares that may be issued to satisfy our obligations under our equity incentive plan or shares of our authorized but unissued preferred stock. We initially reserved 7,600,000 shares of common stock under our equity incentive plan for future issuances and, as of January 28, 2017, 1,646,369 shares of our common stock are issuable upon the exercise of options outstanding, the vesting of restricted stock units and the vesting of performance-based restricted stock units under that plan. We also initially reserved 500,000 shares of common stock under our employee stock purchase plan for future issuances, and as of January 28, 2017, 18,015 shares of our common stock have been issued under that plan. Exercises of these options or issuances of common stock or preferred stock could reduce your influence over matters on which our shareholders vote and, in the case of issuances of preferred stock, likely could result in your interest in us being subject to the prior rights of holders of that preferred stock.
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
Certain provisions of our amended and restated articles of incorporation and amended and restated bylaws and applicable provisions of Pennsylvania law may make it more difficult or impossible for a third party to acquire control of us or effect a change in our board of directors and management.
In particular, these provisions, among other things:

•	provide that only the chairman of the board of directors, the chief executive officer or a majority of the board of directors may call special meetings of the shareholders;

•	classify our board of directors into three separate classes with staggered terms;

•	provide for supermajority approval requirements for amending or repealing provisions in our amended and restated articles of incorporation and amended and restated bylaws;

•	establish certain advance notice procedures for nominations of candidates for election as directors and for shareholder proposals to be considered at shareholders’ meetings; and

•	permit the board of directors, without further action of the shareholders, to issue and fix the terms of preferred stock, which may have rights senior to those of the common stock.
In addition, anti-takeover provisions in Pennsylvania law could make it more difficult for a third party to acquire control of us. These provisions could adversely affect the market price of our common stock and could reduce the amount that shareholders might receive if we are sold. For example, Pennsylvania law may restrict a third party's ability to obtain control of us and may prevent shareholders from receiving a premium for their shares of our common stock. Pennsylvania law also provides that our shareholders are not entitled by statute to propose amendments to our amended and restated articles of incorporation.
These and other provisions of Pennsylvania law and our amended and restated articles of incorporation and amended and restated bylaws could delay, defer or prevent us from experiencing a change of control or changes in our board of directors and management and may adversely affect our shareholders' voting and other rights. Any delay or prevention of a change of control transaction or changes in our board of directors and management could deter potential acquirers or prevent the completion of a transaction in which our shareholders could receive a substantial premium over the then current market price for their shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
We do not own any real property. Our corporate headquarters are located in Philadelphia, Pennsylvania and are leased under a lease agreement expiring in 2022, with options to renew for two successive five-year periods. In September 2016, we signed a 15-year lease for a new corporate headquarters location in Philadelphia, Pennsylvania to accommodate our current and anticipated future growth. We expect to initially occupy approximately 110,000 square feet of office space in early 2018 and expect to expand into approximately 20,000 square feet of additional office space by no later than 2023. The lease agreement expires in early 2033 with three successive options to renew for additional term up to approximately fifteen years. In connection with our move to our new corporate headquarters, we anticipate and have the ability to either sublet our current corporate headquarters or assign the lease to a third party for the duration of the lease term or pay a termination fee pursuant to the terms of the lease for our current corporate headquarters.
Our approximately 600,000 square foot distribution center in Olive Branch, Mississippi is leased under a lease agreement expiring in 2022 with options to renew for three successive five-year periods. In June 2015, we opened a new distribution center in Pedricktown, New Jersey to support our anticipated growth. We currently occupy approximately 700,000 square feet at this distribution center and will expand to approximately one million square feet by 2019. The lease agreement expires in 2025 with options to renew for three successive five-year periods.
At the end of fiscal 2016, there were 522 Five Below store locations in 31 states. All of our stores are leased from third parties. These leases typically have ten-year terms with additional five-year renewal options, and many provide us with the option to terminate early under specified conditions. In addition to future minimum lease payments, some of our store leases provide for additional rental payments based on a percentage of net sales if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Global Select Market under the symbol “FIVE.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Select Market:

Fiscal 2016	High	Low
First Quarter (January 31, 2016 - April 30, 2016)	$43.42	$32.03
Second Quarter (May 1, 2016 - July 30, 2016)	$52.70	$36.76
Third Quarter (July 31, 2016 - October 29, 2016)	$51.20	$35.22
Fourth Quarter (October 30, 2016 - January 28, 2017)	$45.32	$35.03

Fiscal 2015	High	Low
First Quarter (February 1, 2015 - May 2, 2015)	$37.43	$28.51
Second Quarter (May 3, 2015 - August 1, 2015)	$41.47	$32.83
Third Quarter (August 2, 2015 - October 31, 2015)	$39.12	$31.26
Fourth Quarter (November 1, 2015 - January 30, 2016)	$35.51	$26.95

On January 27, 2017 (the last trading day of fiscal 2016), the last reported sale price on the NASDAQ Global Select Market of our common stock was $37.60 per share. As of March 8, 2017, we had approximately 32,313 holders of record of our common stock.

Performance Graph
This performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act"), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total shareholder return on our common stock from July 19, 2012 (the date our common stock commenced trading on the NASDAQ Global Select Market) through January 28, 2017, with the return on (i) the NASDAQ Global Market Composite Index and (ii) the NASDAQ US Benchmark Retail Index over the same period. This graph assumes an initial investment of $100 and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	7/29/2012	2/1/2013	1/31/2014	1/30/2015	1/29/2016	1/27/2017
FIVE BELOW, INC.	$100.00	$140.00	$138.30	$125.70	$132.90	$141.90
NASDAQ GLOBAL MARKET COMPOSITE INDEX	$100.00	$107.20	$138.40	$156.30	$155.60	$190.90
NASDAQ US BENCHMARK RETAIL INDEX	$100.00	$111.00	$132.70	$161.50	$168.00	$182.50

Dividends
During the past four fiscal years, we have not declared, and currently do not plan to declare in the foreseeable future, dividends on shares of our common stock. We currently intend to retain any future earnings for use in the operation and expansion of our business. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant. In addition, the terms of our revolving credit facility contain restrictions on our ability to pay dividends.
Issuer Purchases of Equity Securities
There were no reportable repurchases of our common stock during the fourth fiscal quarter of 2016.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected financial and other data as of and for the periods indicated. The selected financial data for fiscal 2016, 2015 and 2014 and selected consolidated balance sheet data as of January 28, 2017 and January 30, 2016 have been derived from our consolidated financial statements audited by KPMG LLP, our independent registered public accounting firm, included elsewhere in this Annual Report. The selected financial data for fiscal 2013 and fiscal 2012, and the selected balance sheet data as of January 31, 2015, February 1, 2014, and February 2, 2013, have been derived from our audited consolidated financial statements that have not been included in this Annual Report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected financial data in conjunction with the consolidated financial statements and accompanying notes and the information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.
We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31st of the following year. The reporting periods contained in the following table consist of 52 weeks of operations in each of fiscal 2016, 2015, 2014, and 2013 and 53 weeks of operations in fiscal 2012.

	Fiscal Year
	2016	2015	2014	2013	2012
	(in millions, except share and per share data)
Consolidated Statements of Operations Data (1):
Net sales	$1,000.4	$832.0	$680.2	$535.4	$418.8
Cost of goods sold	643.4	540.0	442.4	347.4	269.0
Gross profit	357.0	291.9	237.8	188.0	149.8
Selling, general and administrative expenses (2)	243.1	199.0	160.8	134.3	112.2
Operating income	114.0	92.9	77.0	53.7	37.7
Interest income (expense), net	0.3	—	0.1	1.5	2.4
Loss on debt extinguishment	—	—	0.2	0.3	1.6
Other expense (income)	—	0.3	—	—	(0.4)
Income before income taxes	114.3	92.7	76.7	52.0	34.1
Income tax expense	42.4	35.0	28.6	19.8	14.1
Net income	71.8	57.7	48.0	32.1	20.0
Dividend paid to preferred and unvested restricted shareholders	—	—	—	—	(65.4)
Net income attributable to participating securities	—	—	—	(0.5)	—
Net income (loss) attributable to common shareholders	$71.8	$57.7	$48.0	$31.7	$(45.4)
Per Share Data:
Basic income (loss) per common share (3)	$1.31	$1.06	$0.89	$0.59	$(1.28)
Diluted income (loss) per common share (3)	$1.30	$1.05	$0.88	$0.59	$(1.28)
Dividends declared and paid per common share	$—	$—	$—	$—	$2.02
Weighted average shares outstanding:
Basic shares	54,845,708	54,513,622	54,219,801	53,294,805	35,444,200
Diluted shares	55,128,870	54,793,301	54,573,855	53,741,860	35,444,200

	Fiscal Year
	2016	2015	2014	2013	2012
	(in millions, except total stores data)
Consolidated Statements of Cash Flows Data (1):
Net cash provided by (used in):
Operating activities	$106.6	$87.9	$61.4	$31.2	$30.4
Investing activities	$(86.8)	$(99.4)	$(32.3)	$(25.9)	$(22.9)
Financing activities	$3.1	$1.4	$(16.1)	$(11.2)	$7.3
Other Operating and Financial Data (1):
Total stores at end of period	522	437	366	304	244
Comparable sales growth	2.0%	3.4%	3.4%	4.0%	7.1%
Average net sales per store (4)	$2.0	$2.0	$1.9	$1.9	$1.8
Capital expenditures	$44.8	$53.1	$32.3	$25.9	$22.9
Consolidated Balance Sheet Data (1):
Cash and cash equivalents	$76.1	$53.1	$63.2	$50.2	$56.1
Short-term investment securities	77.8	46.3	—	—	—
Total current assets	339.8	264.7	199.0	156.3	128.4
Total assets	500.5	393.3	294.1	232.1	188.4
Total current liabilities	116.6	102.2	79.4	79.7	68.8
Total long-term debt, excluding current portion (5)	—	—	—	—	19.5
Total liabilities	169.1	148.8	119.9	115.2	117.6
Total shareholders’ equity	$331.4	$244.5	$174.3	$116.9	$70.7

(1)	Components may not add to total due to rounding.

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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2017" or "fiscal 2017" refer to the period from January 29, 2017 to February 3, 2018, which consists of a 53-week fiscal year. References to "fiscal year 2016" or "fiscal 2016" refer to the period from January 31, 2016 to January 28, 2017, which consists of a 52-week fiscal year. References to “fiscal year 2015” or “fiscal 2015” refer to the period from February 1, 2015 to January 30, 2016, which consists of a 52-week fiscal year. References to “fiscal year 2014” or “fiscal 2014” refer to the period from February 2, 2014 to January 31, 2015, which consists of a 52-week fiscal year. References to “fiscal year 2013” or “fiscal 2013” refer to the period from February 3, 2013 to February 1, 2014, which consists of a 52-week fiscal year. References to "fiscal year 2012" or "fiscal 2012" refer to the period from January 29, 2012 to February 2, 2013, which consists of a 53-week fiscal year. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.
Overview
Five Below is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the teen and pre-teen customer. We offer a dynamic, edited assortment of exciting products, all priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of January 28, 2017, we operated 522 stores in 31 states. In August 2016, we commenced selling merchandise on the internet, through our fivebelow.com e-commerce website. We launched our e-commerce operation as an additional channel to service our customers. All e-commerce sales, which includes shipping and handling revenue, are included in net sales and beginning with the third fiscal quarter of 2016, are included in comparable sales. Our e-commerce expenses will have components classified as both cost of goods sold and selling, general and administrative expenses.
We believe that our business model has resulted in strong financial performance irrespective of the economic environment. Our comparable sales increased by 2.0% in fiscal 2016, 3.4% in fiscal 2015 and 3.4% in fiscal 2014. Between fiscal 2014 and fiscal 2016, our net sales increased from $680.2 million to $1,000.4 million, representing a compounded annual growth rate of 21.3%. Over the same period, our operating income increased from $77.0 million to $114.0 million, representing a compounded annual growth rate of 21.6%. In addition, we expanded our store base from 366 stores at the end of fiscal 2014 to 522 stores at the end of fiscal 2016. We plan to open approximately 100 new stores in fiscal 2017.
We expect to continue our strong growth in the future. By offering trend-right merchandise at a differentiated price point of $5 and below, our stores have been successful in varying geographic regions, population densities and real estate settings. We operate stores in 31 states in the Northeast, South and Midwest regions of the United States. We are primarily located in power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets with trade areas including at least 100,000 people in the specified market. We believe we have the opportunity to expand our store base in the United States from 522 locations as of January 28, 2017 to more than 2,000 locations over time. Our ability to open profitable new stores depends on many factors, including our ability to identify suitable markets and sites; negotiate leases with acceptable terms; achieve brand awareness in the new markets; efficiently source and distribute additional merchandise; and achieve sufficient levels of cash flow and financing to support our expansion.
We have a proven and highly profitable store model that has produced consistent financial results and returns and our new stores have achieved average payback periods of less than one year. Our new store model assumes a store size of approximately 8,000 square feet that achieves annual sales of approximately $1.6 million in the first full year of operation. Our new store model also assumes an average new store investment of approximately $0.3 million. Our new store investment includes our store build-out (net of tenant allowances), inventory (net of payables) and cash pre-opening expenses.

Our planned store expansion will place increased demands on our operational, managerial, administrative and other resources. Managing our growth effectively will require us to continue to maintain adequate distribution capacity, enhance our store management systems, financial and management controls, information systems and other operational system capabilities. In addition, we will be required to hire, train and retain store management and other qualified personnel. For further information, see Part I, Item 1A “Risk Factors-Risk Relating to our Business and Industry.”
Over the past five years we have invested a significant amount of capital in infrastructure and systems necessary to support our future growth and we expect to incur additional capital expenditures related to expansion of our infrastructure and systems in future periods. In fiscal 2013, we opened our second distribution center in Olive Branch, Mississippi and expanded our corporate headquarters to support our growth. In June 2015, we opened a new distribution center in Pedricktown, New Jersey to support our anticipated growth. This distribution center replaced our New Castle, Delaware facility. We occupy approximately 700,000 square feet in our Pedricktown, New Jersey distribution center and will expand to approximately one million square feet by 2019. In fiscal 2015, we invested in a new ERP and began the multi-year implementation of the ERP, which is designed to enhance functionality and provide timely information to the Company's management team related to the operation of the business. In September 2016, we signed a 15-year lease for a new corporate headquarters location in Philadelphia, Pennsylvania to accommodate our current and anticipated future growth. We expect to initially occupy approximately 110,000 square feet of office space in early 2018 and expect to expand into approximately 20,000 square feet of additional office space by no later than 2023. In addition, the timing and amount of investments in our infrastructure and systems could affect the comparability of our results of operations in future periods.
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

Comparable sales exclude the 53rd week of sales for 53-week fiscal years. In the 52-week fiscal year subsequent to a 53-week fiscal year, we exclude the sales in the non-comparable week from the same-store sales calculation.
There may be variations in the way in which some of our competitors and other retailers calculate comparable or “same store” sales. As a result, data in this Annual Report regarding our comparable sales may not be comparable to similar data made available by other retailers. Non-comparable sales are comprised of new store sales, sales for stores not open for a full 15 months, and sales from existing store relocation and expansion projects that were temporarily closed (or not receiving deliveries) and not included in comparable sales.
Measuring the change in fiscal year-over-year comparable sales allows us to evaluate how our store base is performing. Various factors affect comparable sales, including:

•	consumer preferences, buying trends and overall economic trends;

•	our ability to identify and respond effectively to customer preferences and trends;

•	our ability to provide an assortment of high-quality, trend-right and everyday product offerings that generate new and repeat visits to our stores;

•	the customer experience we provide in our stores and online;

•	the level of traffic near our locations in the power, community and lifestyle centers in which we operate;

•	competition;

•	changes in our merchandise mix;

•	pricing;

•	our ability to source and distribute products efficiently;

•	the timing of promotional events and holidays;

•	the timing of introduction of new merchandise and customer acceptance of new merchandise;

•	our opening of new stores in the vicinity of existing stores;

•	the number of items purchased per store visit; and

•	weather conditions.
Opening new stores is an important part of our growth strategy. As we continue to pursue our growth strategy, we expect that a significant percentage of our net sales will continue to come from new stores not included in comparable sales. Accordingly, comparable sales is only one measure we use to assess the success of our growth strategy.
Cost of Goods Sold and Gross Profit
Gross profit is equal to our net sales less our cost of goods sold. Gross margin is gross profit as a percentage of our net sales. Cost of goods sold reflects the direct costs of purchased merchandise and inbound freight, as well as shipping and handling costs, store occupancy, distribution and buying expenses. Shipping and handling costs include third-party fulfillment and shipping costs related to our e-commerce operations. Store occupancy costs include rent, common area maintenance, utilities and property taxes for all store locations. Distribution costs include costs for receiving, processing, warehousing and shipping of merchandise to or from our distribution centers and between store locations. Buying costs include compensation expense and other costs for our internal buying organization, including our merchandising and product development team and our planning and allocation group.
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

	Fiscal Year
	2016	2015	2014
	(in millions, except total stores)
Consolidated Statements of Operations Data (1):
Net sales	$1,000.4	$832.0	$680.2
Cost of goods sold	643.4	540.0	442.4
Gross profit	357.0	291.9	237.8
Selling, general and administrative expenses (2)	243.1	199.0	160.8
Operating income	114.0	92.9	77.0
Interest income (expense), net	0.3	—	(0.1)
Loss on debt extinguishment	—	—	0.2
Other expense	—	0.3	—
Income before income taxes	114.3	92.7	76.7
Income tax expense	42.4	35.0	28.6
Net income	$71.8	$57.7	$48.0
Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.3%	64.9%	65.0%
Gross profit	35.7%	35.1%	35.0%
Selling, general and administrative expenses (2)	24.3%	23.9%	23.6%
Operating income	11.4%	11.2%	11.3%
Interest income (expense), net	—%	—%	—%
Loss on debt extinguishment	—%	—%	—%
Other expense (income)	—%	—%	—%
Income before income taxes	11.4%	11.1%	11.3%
Income tax expense	4.2%	4.2%	4.2%
Net income	7.2%	6.9%	7.1%
Operational Data:
Total stores at end of period	522	437	366
Comparable sales growth	2.0%	3.4%	3.4%
Average net sales per store (3)	$2.0	$2.0	$1.9

(1)	Components may not add to total due to rounding.

(2)
Fiscal 2014 includes $0.9 million of share-based compensation expense that relates to the cancellation of certain stock options, in exchange for the grant of restricted shares and on-going expense recognition of the awards over the remaining vesting period.

(3)	Only includes stores open during the full fiscal year.

Fiscal Year 2016 Compared to Fiscal Year 2015
Net Sales
Net sales increased to $1,000.4 million in fiscal year 2016 from $832.0 million in fiscal year 2015, an increase of $168.4 million, or 20.2%. The increase was the result of a non-comparable sales increase of $153.3 million and a comparable sales increase of $15.1 million. In fiscal year 2016, we opened 85 net new stores compared to 71 net new stores in fiscal year 2015. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2016 and the number of stores that opened in fiscal 2015 but have not been open for 15 full months.
Comparable sales increased 2.0% for fiscal year 2016 compared to fiscal year 2015. This increase resulted from an increase of approximately 2.4% in the average dollar value of transactions partially offset by a decrease of approximately 0.4% in the number of transactions in our stores.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $643.4 million in fiscal year 2016 from $540.0 million in fiscal year 2015, an increase of $103.4 million, or 19.1%. The increase in cost of goods sold was primarily the result of an increase in the merchandise costs of goods resulting from an increase in sales. Also contributing to the increase in cost of goods sold was an increase in store occupancy costs resulting from new store openings and an increase in distribution costs, primarily due to the increase in net sales.
Gross profit increased to $357.0 million in fiscal year 2016 from $291.9 million in fiscal year 2015, an increase of $65.1 million, or 22.3%. Gross margin increased to 35.7% for fiscal year 2016 from 35.1% in fiscal year 2015, an increase of approximately 60 basis points. The increase in gross margin was primarily the result of decreases as a percentage of sales in merchandise cost of goods sold and distribution costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $243.1 million in fiscal year 2016 from $199.0 million in fiscal year 2015, an increase of $44.1 million, or 22.2%. As a percentage of net sales, selling, general and administrative expenses increased approximately 40 basis points to 24.3% in fiscal year 2016 compared to 23.9% in fiscal year 2015. The increase in selling, general and administrative expenses was the result of increases of $32.5 million in store-related expenses to support new store growth and our marketing initiatives and $11.6 million of corporate-related expenses, which includes share-based compensation expense.
Income Tax Expense
Income tax expense increased to $42.4 million in fiscal year 2016 from $35.0 million in fiscal year 2015, an increase of $7.4 million, or approximately 21.3%. This increase in income tax expense was primarily the result of a $21.6 million increase in pre-tax net income. Our effective tax rate for fiscal year 2016 was 37.1% compared to 37.7% in fiscal year 2015. The decrease in our effective tax rate was primarily driven by discrete items. Our fiscal 2017 effective tax rate is expected to be impacted by the adoption of Financial Accounting Standards Board (“FASB”) ASU 2016-09 as this will change the accounting for excess tax benefits or deficiencies as they were previously recognized in additional paid in capital within the statement of equity but will now be recognized as an income tax benefit or expense resulting in a decrease or increase to the effective tax rate.
Net Income
As a result of the foregoing, net income increased to $71.8 million in fiscal year 2016 from $57.7 million in fiscal year 2015, an increase of approximately $14.1 million, or 24.5%.
Fiscal Year 2015 Compared to Fiscal Year 2014
Net Sales
Net sales increased to $832.0 million in fiscal year 2015 from $680.2 million in fiscal year 2014, an increase of $151.8 million, or 22.3%. The increase was the result of a non-comparable sales increase of $130.7 million and a comparable sales increase of $21.1 million. In fiscal year 2015, we opened 71 net new stores compared to 62 new stores in fiscal year 2014. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2015 and the number of stores that opened in fiscal 2014 but have not been open for 15 full months.

Comparable sales increased 3.4% for fiscal year 2015 compared to fiscal year 2014. This increase resulted from an increase of approximately 1.8% in the number of transactions in our stores and an increase of approximately 1.6% in the average dollar value of transactions.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $199.0 million in fiscal year 2015 from $160.8 million in fiscal year 2014, an increase of $38.2 million, or 23.8%. As a percentage of net sales, selling, general and administrative expenses increased approximately 30 basis points to 23.9% in fiscal year 2015 compared to 23.6% in fiscal year 2014. The increase in selling, general, and administrative expenses was primarily the result of increases of $25.8 million in store-related expenses to support new store growth and our marketing initiatives, $7.8 million of corporate-related expenses, and $4.6 million in share-based compensation expense primarily driven by the leadership investments we made in fiscal 2014.
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
Seasonality
Our business is seasonal in nature with the highest level of net sales and net income generated in the fourth fiscal quarter due to the year-end holiday season and, therefore, operating results for any fiscal quarter are not necessarily indicative of results for the full fiscal year. To prepare for the holiday season, we must order and keep in stock more merchandise than we carry during other parts of the year. We expect inventory levels, along with an increase in accounts payable and accrued expenses, generally to reach their highest levels in the third and fourth fiscal quarters in anticipation of the increased net sales during the year-end holiday season. As a result of this seasonality, and generally because of variation in consumer spending habits, we experience fluctuations in net sales, net income and working capital requirements during the year.
Liquidity and Capital Resources
Overview
Our primary source of liquidity is cash flows from operations. Our primary cash needs are for capital expenditures and working capital.
Capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make capital expenditures of approximately $78 million in fiscal 2017, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations. We expect to incur approximately $35 million of our capital expenditure budget in fiscal 2017 to construct and open approximately 100 new stores, with the remainder projected to be spent on our new corporate headquarters, store relocations and remodels, distribution centers, and corporate infrastructure.

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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility (defined in “-Line of Credit”). We did not have any direct borrowings under our Revolving Credit Facility during fiscal year 2016. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter.
Based on our growth plans, we believe that our cash position which includes our cash equivalents and short-term investments, net cash provided by operating activities and availability under our Revolving Credit Facility will be adequate to finance our planned capital expenditures and working capital requirements over the next 12 months and for the foreseeable future thereafter. If cash flows from operations and borrowings under our Revolving Credit Facility are not sufficient or available to meet our requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current shareholders.

Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Fiscal Year
	2016	2015	2014

Net cash provided by operating activities	$106.6	$87.9	$61.4
Net cash used in investing activities	(86.8)	(99.4)	(32.3)
Net cash provided by (used in) financing activities	3.1	1.4	(16.1)
Net increase (decrease) during period in cash and cash equivalents (1)	$23.0	$(10.1)	$13.0
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for fiscal 2016 was $106.6 million, an increase of $18.7 million compared to fiscal 2015. The increase was primarily due to an increase in operating cash flows from store performance and a decrease in income taxes paid offset by changes in overall working capital. During fiscal 2016, we added 85 net new stores and expect to add approximately 100 new stores in fiscal 2017.
Net cash provided by operating activities for fiscal 2015 was $87.9 million, an increase of $26.5 million compared to fiscal 2014. The increase was primarily due to an increase in operating cash flows from store performance offset by an increase in income taxes paid. During fiscal 2015, we added 71 net new stores.

Cash Used in Investing Activities
Net cash used in investing activities for fiscal 2016 was $86.8 million, a decrease of $12.6 million compared to fiscal 2015. The decrease was primarily due to decreases in capital expenditures and net purchases of investment securities. The decrease in capital expenditures was primarily due to cash outflows related to our new distribution center in Pedricktown, New Jersey during fiscal 2015.
Net cash used in investing activities for fiscal 2015 was $99.4 million, an increase of $67.1 million compared to fiscal 2014. The increase was due to capital expenditures and the purchases of investment securities. The increase in capital expenditures was primarily for our new store construction, our distribution facilities and our corporate infrastructure.

Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities for fiscal year 2016 was $3.1 million, an increase of $1.7 million compared to net cash provided by financing activities of $1.4 million in fiscal year 2015. The increase was primarily the result of increases in the proceeds from the exercise of options and excess tax benefits related to exercises of stock options and the vesting of restricted stock units and performance-based restricted stock units, partially offset by an increase in common shares withheld for taxes.
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

Term Loan Facility
On May 16, 2012, we entered into a $100.0 million Term Loan Facility (the “Term Loan Facility”). We used the net proceeds from the Term Loan Facility and cash on hand to pay a dividend on our common and preferred stock, totaling $99.5 million. In February 2014, we repaid the remaining principal balance outstanding under the Term Loan Facility of $19.5 million.

Line of Credit
We have a loan and security agreement (the “Loan and Security Agreement”) that includes a revolving line of credit with advances tied to a borrowing base (the "Revolving Credit Facility"). The Revolving Credit Facility allows maximum borrowings of $20.0 million with advances tied to a borrowing base and expires on the earliest to occur of (i) May 16, 2017 or (ii) upon the occurrence of an event of default. The Revolving Credit Facility may be increased to $30.0 million upon certain conditions. The Revolving Credit Facility includes a $5.0 million sub limit for the issuance of letters of credit. The borrowing base is 90% of eligible credit card receivables plus 90% of the net recovery percentage of eligible inventory less established reserves.
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
During fiscal 2016 and fiscal 2015, we had no borrowings or interest expense under the Revolving Credit Facility. As of January 28, 2017, we had approximately $20.0 million available on the line of credit of which $19.7 million was available and $0.3 million was issued on an outstanding letter of credit obligation. As of January 30, 2016, we had approximately $20.0 million available on the line of credit.
All obligations under the Revolving Credit Facility are secured by substantially all of our assets and are guaranteed by the Subsidiary. As of January 28, 2017, we were in compliance with the covenants applicable to us under the Revolving Credit Facility.

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
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed for impairment using factors including, but not limited to, our future operating plans and projected cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In the event of a store closure, we will record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Based on the analysis performed, our management believes that there was no impairment of long-lived assets for each of the 2016, 2015 and 2014 fiscal years. The impairment loss analysis requires management to apply judgment and make estimates.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 clarifies the principles for recognizing revenue from contracts with customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date." ASU 2015-14 deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods. In the first six months of fiscal 2016, the FASB issued guidance clarifying the interpretation of certain principles of ASU 2014-09. We may use either a full retrospective approach or a modified retrospective approach to adopt ASU 2014-09. While we are still evaluating this standard, it is not expected that this standard will have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The standard requires use of the modified retrospective transition approach. While we are still evaluating this standard, given the significant amount of leases that we are party to, we expect this standard will have a material impact on our consolidated balance sheets from the recognition of right to use assets and related liabilities but do not expect it to have a material impact on our consolidated statements of operations. We plan to adopt this standard in the first quarter of fiscal 2019, coinciding with the standard’s effective date.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 affects all entities that issue share-based payment awards to their employees. This accounting standards update makes several modifications to the accounting for employee share-based payment transactions, including the requirement that the excess income tax benefits or deficiencies that arise when the tax consequences of share-based compensation differ from amounts previously recognized in the consolidated statement of operations be recognized as income tax benefit or expense in the consolidated statement of operations rather than as additional paid-in capital in the consolidated balance sheet. The guidance also clarifies the classification of components of share-based awards on the consolidated statement of cash flows such that excess income tax benefits should not be presented separately from other income taxes in the consolidated statement of cash flows and, thus, should be classified as an operating activity rather than a financing activity as they are under the current guidance. ASU 2016-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. We plan to adopt this standard in the first quarter of fiscal 2017. We expect this standard will result in a decrease or increase to the effective tax rate, net income, and earnings per share based upon the new requirement to recognize the excess income tax benefits or deficiencies in the consolidated statements of operations and change our earnings per share calculation to exclude excess tax benefits previously assumed under the treasury stock method. No changes will be required related to the classification of employee taxes paid for withheld shares in our consolidated statements of cash flows since we have historically classified these within financing cash flows.

Contractual Obligations
The following table summarizes, as of January 28, 2017, our minimum rental commitments under operating lease agreements including assumed extensions, minimum payments for long-term debt and other obligations in future periods:

(In millions)	Payments Due By Period
	Total (1)	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (2)	$813.3	$96.6	$204.9	$194.3	$317.6
Purchase obligations (3)	4.6	4.6	—	—	—
Total	$817.9	$101.2	$204.9	$194.3	$317.6

(1)	The amounts in this table exclude obligations under employment agreements. For a discussion of the compensation of our executive officers, see Part III, Item 11 “Executive Compensation”.

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

From January 29, 2017 to March 23, 2017, we committed to 17 new store leases with terms of 10 to 15 years that have future minimum lease payments of approximately $34.6 million.

Off Balance Sheet Arrangements
For the fiscal year ended January 28, 2017, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We also have a Revolving Credit Facility which includes a revolving line of credit with advances tied to a borrowing base, which bears interest at a variable rate. Because our Revolving Credit Facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates. As of January 28, 2017, we had no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility provides for interest on borrowings, at the Company's option, at (a) a prime rate plus a margin of (i) 0.75% if excess availability is greater than or equal to 75%, (ii) 1.0% if excess availability is less than 75% but greater than or equal to 33% or (iii) 1.25% if excess availability is less than 33% or (b) a LIBOR-based rate plus a margin of (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. The Revolving Credit Facility further provides for a letter of credit fee equal to the LIBOR-based rate plus (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
We have audited the accompanying consolidated balance sheets of Five Below, Inc. and subsidiary as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 28, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Five Below, Inc. and subsidiary as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Five Below, Inc.’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 23, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 23, 2017

FIVE BELOW, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	January 28, 2017	January 30, 2016
Assets
Current assets:
Cash and cash equivalents	$76,088	$53,081
Short-term investment securities	77,791	46,335
Inventories	154,448	148,370
Prepaid income taxes	1,552	1,341
Prepaid expenses and other current assets	29,910	15,618
Total current assets	339,789	264,745
Property and equipment, net	138,376	119,784
Deferred income taxes	11,039	8,507
Long-term investment securities	10,514	—
Other assets	818	258
	$500,536	$393,294

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—
Accounts payable	51,178	58,225
Income taxes payable	23,939	11,942
Accrued salaries and wages	10,794	7,661
Other accrued expenses	30,652	24,368
Total current liabilities	116,563	102,196
Deferred rent and other	52,568	46,617
Total liabilities	169,131	148,813
Commitments and contingencies (note 4)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 54,904,954 and 54,590,641 shares, respectively.	549	546
Additional paid-in capital	321,603	306,522
Retained earnings (accumulated deficit)	9,253	(62,587)
Total shareholders’ equity	331,405	244,481
	$500,536	$393,294
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Fiscal Year
	2016	2015	2014
Net sales	$1,000,410	$831,954	$680,218
Cost of goods sold	643,373	540,020	442,427
Gross profit	357,037	291,934	237,791
Selling, general and administrative expenses	243,075	198,993	160,775
Operating income	113,962	92,941	77,016
Interest income (expense), net	299	40	(125)
Loss on debt extinguishment	—	—	244
Other expense (income)	—	325	(12)
Income before income taxes	114,261	92,656	76,659
Income tax expense	42,421	34,976	28,635
Net income	71,840	57,680	48,024
Net income attributable to participating securities	—	—	(20)
Net income attributable to common shareholders	$71,840	$57,680	$48,004
Basic income per common share	$1.31	$1.06	$0.89
Diluted income per common share	$1.30	$1.05	$0.88
Weighted average shares outstanding:
Basic shares	54,845,708	54,513,622	54,219,801
Diluted shares	55,128,870	54,793,301	54,573,855
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share and per share data)

	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Total shareholders’ equity

	Shares	Amount
Balance, February 1, 2014	54,190,724	$542	$284,622	$(168,291)	$116,873
Share-based compensation expense	—	—	5,757	—	5,757
Issuance of unrestricted stock awards	4,324	—	160		160
Exercise of options to purchase common stock	207,809	2	1,479	—	1,481
Vesting of restricted shares related to stock option exercises	—	—	61	—	61
Vesting of restricted stock units	22,286	—	—	—	—
Purchase and retirement of treasury shares	(9,173)	—	(314)	—	(314)
Repurchase of unvested restricted shares related to stock option exercises	(87)	—	(1)	—	(1)
Excess tax benefit related to exercises of stock options	—	—	2,049	—	2,049
Issuance of common stock to employees under employee stock purchase plan	4,345	—	179	—	179
Net income	—		—	48,024	48,024
Balance, January 31, 2015	54,420,228	544	293,992	(120,267)	174,269
Share-based compensation expense	—	—	10,876	—	10,876
Issuance of unrestricted stock awards	7,947	—	280		280
Exercise of options to purchase common stock	115,364	2	910	—	912
Vesting of restricted stock units	51,546	—	—	—	—
Common shares withheld for taxes	(9,462)	—	(322)	—	(322)
Excess tax benefit related to exercises of stock options	—	—	608	—	608
Issuance of common stock to employees under employee stock purchase plan	5,018	—	178	—	178
Net income	—	—	—	57,680	57,680
Balance, January 30, 2016	54,590,641	546	306,522	(62,587)	244,481
Share-based compensation expense	—	—	11,655	—	11,655
Issuance of unrestricted stock awards	6,781	—	280	—	280
Exercise of options to purchase common stock	225,767	2	3,287	—	3,289
Vesting of restricted stock units and performance-based restricted stock units	123,428	1	—	—	1
Common shares withheld for taxes	(46,750)	—	(1,904)	—	(1,904)
Excess tax benefit related to exercises of stock options, vesting of restricted stock units, and vesting of performance-based restricted stock units	—	—	1,555	—	1,555
Issuance of common stock to employees under employee stock purchase plan	5,087	—	208	—	208
Net income	—	—	—	71,840	71,840
Balance, January 28, 2017	54,904,954	$549	$321,603	$9,253	$331,405
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year
	2016	2015	2014
Operating activities:
Net income	$71,840	$57,680	$48,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,631	22,227	17,202
Share-based compensation expense	11,953	11,172	5,931
Deferred income tax benefit	(2,532)	(626)	(3,063)
Other non-cash expenses	109	59	444
Changes in operating assets and liabilities:
Inventories	(6,079)	(32,718)	(26,275)
Prepaid income taxes	(211)	598	(442)
Prepaid expenses and other assets	(14,875)	2,561	(2,936)
Accounts payable	(5,451)	17,578	3,060
Income taxes payable	11,997	(2,500)	8,435
Accrued salaries and wages	3,133	2,386	2,603
Deferred rent	7,855	6,398	5,669
Other accrued expenses	2,252	3,098	2,778
Net cash provided by operating activities	106,622	87,913	61,430
Investing activities:
Purchases of investment securities	(119,746)	(46,335)	—
Sales, maturities, and redemptions of investment securities	77,776	—	—
Capital expenditures	(44,794)	(53,059)	(32,322)
Net cash used in investing activities	(86,764)	(99,394)	(32,322)
Financing activities:
Repayment of note payable under Term Loan Facility	—	—	(19,500)
Borrowing on note payable under Revolving Credit Facility	—	—	7,000
Repayment of note payable under Revolving Credit Facility	—	—	(7,000)
Net proceeds from issuance of common stock	208	178	179
Proceeds from exercise of options to purchase common stock	3,289	912	1,481
Common shares withheld for taxes	(1,904)	(322)	(314)
Excess tax benefit related to exercises of stock options, vesting of restricted stock units, and vesting of performance-based restricted stock units	1,555	608	2,049
Other	1	—	(1)
Net cash provided by (used in) financing activities	3,149	1,376	(16,106)
Net increase (decrease) in cash and cash equivalents	23,007	(10,105)	13,002
Cash and cash equivalents at beginning of year	53,081	63,186	50,184
Cash and cash equivalents at end of year	$76,088	$53,081	$63,186
Supplemental disclosures of cash flow information:
Interest paid	$10	$25	$129
Income taxes paid	$31,762	$36,897	$21,587
Non-cash investing activities
Increase (decrease) in accounts payable and accrued purchases of property and equipment	$511	$1,986	$(1,673)
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of January 28, 2017, operated in 31 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, South Carolina, Mississippi, Louisiana, Wisconsin, Oklahoma and Minnesota. As of January 28, 2017 and January 30, 2016, the Company operated 522 stores and 437 stores, respectively, each operating under the name “Five Below.”
In August 2016, we commenced selling merchandise on the internet, through our fivebelow.com e-commerce website.
The Company's consolidated financial statements include the accounts of Five Below, Inc. and its subsidiary (Five Below Merchandising, Inc.). All intercompany transactions and accounts are eliminated in the consolidation of the Company's and subsidiary's financial statements.

(b)	Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2016" or "fiscal 2016" refer to the period from January 31, 2016 to January 28, 2016 and consists of a 52-week fiscal year. References to "fiscal year 2015" or "fiscal 2015" refer to the period from February 1, 2015 to January 30, 2016 and consists of a 52-week fiscal year. References to “fiscal year 2014” or “fiscal 2014” refer to the period from February 2, 2014 to January 31, 2015 and consists of a 52-week fiscal year.

(c)	Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity date of three months or less when purchased to be cash equivalents. Our cash equivalents consist of credit and debit card receivables, money market funds, certificates of deposit, corporate bonds and municipal bonds, which are classified as cash and cash equivalents in the accompanying consolidated balance sheets. The majority of payments due from banks for third-party credit card and debit card transactions resulting from customer purchases at the Company’s retail stores process within 24 to 48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. Amounts due from banks for these transactions classified as cash equivalents totaled $4.3 million and $3.9 million as of January 28, 2017 and January 30, 2016, respectively. Book overdrafts, which are outstanding checks in excess of funds on deposit, are recorded within accounts payable in the accompanying consolidated balance sheets and within operating activities in the accompanying consolidated statements of cash flows. As of January 28, 2017 and January 30, 2016, the Company had cash equivalents of $36.3 million and $22.6 million, respectively.

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
As of January 28, 2017 and January 30, 2016, the Company's short-term and long-term investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of January 28, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$45,558	$—	$98	$45,460
Municipal bonds	32,233	—	14	32,219
Total	$77,791	$—	$112	$77,679

Long-term:
Corporate bonds	$6,265	$—	$11	$6,254
Municipal bonds	4,249	8	—	4,257
Total	$10,514	$8	$11	$10,511

	As of January 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$37,127	$—	$29	$37,098
Certificates of deposit	6,916	6	—	6,923
Municipal bonds	2,291	—	—	2,291
Total	$46,335	$6	$29	$46,312
Short-term investment securities as of January 28, 2017 and January 30, 2016 all mature in one year or less. Long-term investment securities as of January 28, 2017 all mature after one year but in less than three years.

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
Depreciation and amortization is recorded using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases, if applicable. The estimated useful lives are three to ten years for furniture and fixtures and computers and equipment. Store leasehold improvements are amortized over the shorter of the useful life or the lease term plus assumed extensions, which is generally 10 years. Depreciation and amortization expense for property and equipment, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations, was $26.6 million, $22.2 million and $17.2 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.
Property and equipment, net, consists of the following (in thousands):

	January 28, 2017	January 30, 2016
Furniture and fixtures	$96,491	$81,418
Leasehold improvements	96,075	80,814
Computers and equipment	36,159	28,358
Construction in process	9,851	3,589
Property and equipment, gross	238,576	194,179
Less: Accumulated depreciation and amortization	(100,200)	(74,395)
Property and equipment, net	$138,376	$119,784

(g)	Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its Company's most recent analysis, management believes that no impairment of long-lived assets exists as of January 28, 2017.

(h)	Deferred Financing Costs
Deferred financing costs are amortized to interest expense over the term of the related credit agreement. Amortization expense in fiscal 2016, fiscal 2015 and fiscal 2014 was $27.0 thousand, $27.0 thousand, and $24.7 thousand, respectively. In connection with the repayments of the $100.0 million term loan facility in the amounts of $19.5 million in fiscal 2014, we wrote-off approximately $0.2 million of deferred financing costs in fiscal 2014, which is included in loss on debt extinguishment in the accompanying consolidated statements of operations. The Company had approximately $7.9 thousand and $34.8 thousand of remaining deferred financing fees as of January 28, 2017 and January 30, 2016, respectively.

(i)	Leases
The Company leases store locations, distribution centers, and equipment used in its operations and evaluates and classifies its leases as operating or capital leases for financial reporting purposes. Any assets held under a capital lease are included in property and equipment, net. As of January 28, 2017 and January 30, 2016, the Company had no material capital leases.

Operating lease expense is recorded on a straight-line basis over the lease term. At the inception of a lease, the Company determines the lease term, which includes periods under the exercise of renewal options that are reasonably assured. Renewal options are exercised at the Company's sole discretion. The current corporate headquarters is leased under a lease agreement expiring in 2022, with options to renew for two successive five-year periods. In September 2016, the Company signed a 15 year lease for a new corporate headquarters location in Philadelphia, Pennsylvania. The Company expects to initially occupy approximately 110,000 square feet of office space in early 2018 and expects to expand into approximately 20,000 square feet of additional office space by no later than 2023.  The lease agreement expires in early 2033 with three successive options to renew for additional term up to approximately fifteen years. The distribution center in Olive Branch, Mississippi is leased under a lease agreement expiring in 2022 with options to renew for three successive five-year periods. The distribution center in Pedricktown, New Jersey is leased under a lease agreement expiring in 2025 with options to renew for three successive five-year periods. Generally, the Company’s store leases have expected lease terms of ten years, which are comprised of an initial term of ten years or an initial term of five years and one assumed five-year extension, resulting in a ten-year life. The expected lease term is used to determine whether a lease is capital or operating and to calculate straight-line rent expense.
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
Certain of the Company’s operating leases contain either rent holidays and/or predetermined fixed escalations of minimum rental payments during the original and/or extended lease terms. For these leases, the Company recognizes the related rent expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as deferred rent. The life of the lease is the initial term plus assumed extensions. The Company also receives certain lease incentives in conjunction with entering into operating leases. These lease incentives are recorded as deferred rent at the beginning of the lease term and recognized as a reduction of rent expense over the lease term. In addition, certain of the Company’s leases contain future contingent increases in rents. Such increases in rent expense are recorded in the period in which such contingent increases to the rents take place.
The following table summarizes the Company's deferred rent and other long-term liabilities balances (in thousands):

	January 28, 2017	January 30, 2016
Current:
Deferred rent (1)	$5,519	$3,847
Total current liabilities	$5,519	$3,847

Long-term:
Deferred rent	$52,372	$46,384
Other	196	233
Total long-term liabilities	$52,568	$46,617

(1)	The current portion of deferred rent is included in the other accrued expenses line item in the accompanying consolidated balance sheets.

(k)	Share-Based Compensation
The Company measures the cost of employee services received in exchange for share-based compensation based on the grant date fair value of the employee stock award. Incremental compensation costs arising from subsequent modifications of awards after the grant date must also be recognized. The Company recognizes compensation expense based on the estimated grant date fair value of restricted stock awards, and using the Black-Scholes option-pricing model for grants of stock options which are both recorded on a straight-line basis over the vesting period for the entire award. Share-based compensation cost recognized and included in expenses for fiscal 2016, fiscal 2015 and fiscal 2014, was $12.0 million, $11.2 million and $5.9 million, respectively.

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

(m)	Shipping and Handling Revenues and Costs
The Company includes all shipping and handling revenue from e-commerce sales in net sales. Shipping and handling costs, which are included in cost of goods sold in the accompanying consolidated statements of operations, include third-party fulfillment and shipping costs related to the Company's e-commerce operations.

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
Costs incurred between completion of a new store location’s construction and its opening (pre-opening costs) are charged to expense as incurred. Pre-opening costs were $5.1 million, $4.9 million and $4.6 million in fiscal 2016, fiscal 2015, and fiscal 2014, respectively, and are recorded in the accompanying consolidated statements of operations based on the nature of the expense.

(r)	Advertising Costs
Advertising costs are charged to expense the first time the advertising takes place. Advertising expenses were $27.4 million, $22.2 million and $19.3 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 clarifies the principles for recognizing revenue from contracts with customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date." ASU 2015-14 deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods. In the first six months of fiscal 2016, the FASB issued guidance clarifying the interpretation of certain principles of ASU 2014-09. The Company may use either a full retrospective approach or a modified retrospective approach to adopt ASU 2014-09. While the Company is still evaluating this standard, it is not expected that this standard will have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and a liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The standard requires use of the modified retrospective transition approach. While the Company is still evaluating this standard, given the significant amount of leases the Company is party to, the Company expects this standard will have a material impact on the Company's consolidated balance sheets from the recognition of right of use asset and related liabilities but does not expect it to have a material impact on the consolidated statements of operations. The Company plans to adopt this standard in the first quarter of fiscal 2019, coinciding with the standard’s effective date.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 affects all entities that issue share-based payment awards to their employees. This accounting standards update makes several modifications to the accounting for employee share-based payment transactions, including the requirement that the excess income tax benefits or deficiencies that arise when the tax consequences of share-based compensation differ from amounts previously recognized in the consolidated statement of operations be recognized as income tax benefit or expense in the consolidated statement of operations rather than as additional paid-in capital in the consolidated balance sheet. The guidance also clarifies the classification of components of share-based awards on the consolidated statement of cash flows such that excess income tax benefits should not be presented separately from other income taxes in the consolidated statement of cash flows and, thus, should be classified as an operating activity rather than a financing activity as they are under the current guidance. ASU 2016-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. The Company plans to adopt this standard in the first quarter of fiscal 2017. The Company expects this standard will result in a decrease or increase to the effective tax rate, net income, and earnings per share based upon the new requirement to recognize the excess income tax benefits or deficiencies in the consolidated statements of operations and change the earnings per share calculation to exclude excess tax benefits previously assumed under the treasury stock method. No changes will be required related to the classification of employee taxes paid for withheld shares in the Company's consolidated statements of cash flows since the Company has historically classified these within financing cash flows.

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
The two-class method is used to calculate basic and diluted income per common share for the applicable periods since certain of the Company's restricted stock were participating securities. The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, basic income per common share is computed by dividing net income attributable to common shares after allocation of income to participating securities by the weighted-average number of common shares outstanding during the year. Diluted income per common share is computed using the more dilutive of the two-class method or the if-converted method. In periods of net loss, no effect is given to participating securities since they do not contractually participate in the losses of the Company. The two-class method is the more dilutive method for fiscal 2014. As of January 31, 2015, the Company no longer has any outstanding participating securities.
The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Fiscal Year
	2016	2015	2014
Numerator:
Net income	$71,840	$57,680	$48,024
Net income attributable to participating securities	—	—	(20)
Net income attributable to common shareholders	$71,840	$57,680	$48,004
Denominator:
Weighted average common shares outstanding - basic	54,845,708	54,513,622	54,219,801
Dilutive impact of options, restricted stock units, and employee stock purchase plan	283,162	279,679	354,054
Weighted average common shares outstanding - diluted	55,128,870	54,793,301	54,573,855
Per common share:
Basic income per common share	$1.31	$1.06	$0.89
Diluted income per common share	$1.30	$1.05	$0.88

For fiscal 2014, $20.0 thousand of net income was attributable to participating securities, as the two-class method was more dilutive, and the remainder was attributable to common shareholders.
The effects of the assumed exercise of stock options outstanding as of January 28, 2017, January 30, 2016 and January 31, 2015 for 164,440, 710,153 and 593,773 shares of common stock, respectively, were excluded from the fiscal 2016, fiscal 2015 and fiscal 2014 calculation of diluted income per common share as their impact would have been anti-dilutive.
The effects of non-vested restricted stock units outstanding as of January 28, 2017, January 30, 2016 and January 31, 2015 for 3,600, 6,500 and 3,930 shares of common stock, respectively, were excluded from the fiscal 2016, fiscal 2015 and fiscal 2014 calculation of diluted income per common share as their impact would have been anti-dilutive.
The aforementioned excluded shares do not reflect the impact of any incremental repurchases under the treasury stock method.

(3)	Term Loan and Line of Credit
Term Loan
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

In connection with the $19.5 million of principal repayments on the Term Loan Facility in fiscal 2014, approximately $0.2 million of the deferred financing costs relating to the Term Loan Facility were written off and included in loss on debt extinguishment in the consolidated statements of operations.
Line of Credit
In 2006, the Company entered into a Loan and Security Agreement (the "Loan and Security Agreement") with Wells Fargo Bank, National Association that included a revolving line of credit with advances tied to a borrowing base. The Loan and Security Agreement was amended and/or restated several times, (as amended and restated, the "Revolving Credit Facility").
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
During fiscal 2016 and fiscal 2015, the Company had no borrowings or interest expense under the Revolving Credit Facility. During fiscal 2014, the Company borrowed approximately $7.0 million under our Revolving Credit Facility during the fourth quarter, which was repaid before the end of the quarter and incurred minimal interest.
As of January 28, 2017, the Company had approximately $20.0 million available on the line of credit of which $19.7 million was available and $0.3 million was issued on an outstanding letter of credit obligation. As of January 30, 2016 and January 31, 2015, the Company had approximately $20.0 million available on the line of credit.
All obligations under the Revolving Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the Subsidiary. As of January 28, 2017 and January 30, 2016, the Company was in compliance with the covenants applicable to it under the Revolving Credit Facility.

(4)	Commitments and Contingencies
Commitments
Leases
The Company leases property and equipment under non-cancelable operating leases. Certain retail store lease agreements provide for contingent rental payments if the store’s net sales exceed stated levels (percentage rents) and/or contain escalation clauses, which provide for increases in base rental payments for increases in future operating costs. Many of the Company’s leases provide for one or more renewal options for periods of five years. As of January 28, 2017, the Company’s operating lease agreements, including assumed extensions, which are generally those that take the lease to a ten-year term, expire through fiscal 2031.

The Company’s minimum rental commitments under operating lease agreements, including assumed extensions, as of January 28, 2017, are as follows (in thousands):

Fiscal Year	Retail stores	Corporate office and distribution centers	Total
2017	$89,944	$6,651	$96,595
2018	92,768	9,507	102,275
2019	91,852	10,742	102,594
2020	88,881	11,348	100,229
2021	82,485	11,547	94,032
Thereafter	260,081	57,485	317,566
	$706,011	$107,280	$813,291
Rent expense, including base and contingent rent under operating leases, was $78.5 million, $66.0 million and $53.6 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Contingent rents were $0.5 million, $0.6 million and $0.5 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.
From January 29, 2017 to March 23, 2017, the Company committed to 17 new store leases with terms of 10 to 15 years that have future minimum lease payments of approximately $34.6 million.
Other contractual commitments
The Company has an executive severance plan that is applicable to certain key employees that provide for, among other things, salary, bonus, severance, and change-in-control provisions. The severance and change of control provisions under these agreements provide for additional payments upon employee separation of up to approximately $6.5 million.
As of January 28, 2017, the Company has other purchase commitments of approximately $4.6 million consisting of purchase agreements for materials that will be used in the construction of new stores.
Contingencies
Legal Matters
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial condition or results of operations.

(5)	Shareholders’ Equity
As of January 28, 2017, the Company is authorized to issue 120,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock. The holders of the common stock are entitled to one vote per share of common stock and are entitled to receive dividends if declared by the board of directors. The preferred stock may be issued from time to time in series as designated by the board of directors. The designations, powers, preferences, voting rights, privileges, options, conversion rights, and other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof shall be designated by the board of directors.
Common Stock
The Company and certain of its pre-IPO shareholders are parties to an Amended and Restated Investor Rights Agreement, which provides for, among other things, certain registration rights, requiring the Company to register shares of our common stock held by such shareholders in the event the Company registers for sale, either for the Company’s own account or for the account of others, shares of the Company’s common stock in certain offerings.
The Five Below, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”) is intended to be qualified as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986. The number of shares of common stock reserved for issuance, which is subject to other limitations, is 500,000 shares. The ESPP allows eligible employees the opportunity to purchase, subject to limitations, shares of the Company’s common stock through payroll deductions at a discount of 10% of the fair market value of such shares on the purchase date. In fiscal 2016, the Company issued 5,087 shares of common stock under the ESPP resulting in proceeds of $0.2 million and recorded share-based compensation expense of $19.0 thousand in connection with the ESPP related to the amount of the discount. In fiscal 2015, the Company issued 5,018 shares of common stock under the ESPP resulting in proceeds of $0.2 million and recorded share-based compensation expense of $16.5 thousand in connection with the ESPP related to the amount of the discount. In fiscal 2014, the Company issued 4,345 shares of common stock under the ESPP resulting in proceeds of $0.2 million and recorded share-based compensation expense of $16.4 thousand in connection with the ESPP related to the amount of the discount.

(6)	Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2002 Equity Incentive Plan (the “Plan”), the Company’s board of directors may grant stock options, restricted shares and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7,600,000 shares under the Plan. As of January 28, 2017, 3,617,567 stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s board of directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity under the Plan was as follows:

	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term
Balance as of February 1, 2014	1,304,620	$20.90	8.5
Granted	253,973	36.18
Forfeited	(169,850)	31.75
Cancelled	(20,000)	39.41
Exercised	(207,809)	7.11
Balance as of January 31, 2015	1,160,934	24.80	8.0
Granted	116,894	28.58
Forfeited	(73,790)	34.93
Exercised	(115,364)	7.90
Balance as of January 30, 2016	1,088,674	26.31	7.5
Granted	51,611	39.30
Forfeited	(47,881)	36.18
Exercised	(225,767)	14.55
Balance as of January 28, 2017	866,637	29.60	6.7
Exercisable as of January 28, 2017	529,182	$26.46	6.4

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2016	2015	2014
Expected volatility	47.6%	47.0%	47.9%
Risk-free interest rate	1.6%	1.8%	1.9%
Expected life of options	6.4 years	6.4 years	6.4 years
Expected dividend yield	—%	—%	—%
The Company uses the simplified method to estimate the expected term of the option. The expected volatility incorporates historical and implied volatility of similar entities whose share prices are publicly available. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The per-share weighted average grant-date fair value of stock options granted to employees in fiscal 2016, fiscal 2015 and fiscal 2014 was $18.89, $13.67 and $17.59, respectively. The total intrinsic value of stock options exercised during fiscal 2016, fiscal 2015 and fiscal 2014 was $6.4 million, $3.2 million and $7.0 million, respectively. The aggregate intrinsic value of stock options exercisable and stock options outstanding as of January 28, 2017 was $6.2 million and $7.5 million, respectively. In fiscal 2016, fiscal 2015 and fiscal 2014, the Company received cash from the exercise of options of $3.3 million, $0.9 million, $1.5 million, respectively, and excess tax benefits from option exercises and restricted stock of $1.6 million, $0.6 million and $2.0 million, respectively. Upon option exercise, the Company issued new shares of common stock.
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
RSU and PSU activity under the Plan was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of February 1, 2014	—	$—	—	$—
Granted	175,772	35.84	396,055	38.20
Vested	(22,286)	34.40	—	—
Forfeited	(5,716)	38.52	(3,874)	38.71
Non-vested balance as of January 31, 2015	147,770	35.95	392,181	38.20
Granted	115,248	30.62	85,282	28.58
Vested	(44,574)	34.40	—	—
Forfeited	(6,762)	33.01	—	—
Non-vested balance as of January 30, 2016	211,682	33.47	477,463	36.48
Granted	127,787	41.33	127,160	39.22
Vested	(46,168)	37.95	(77,260)	38.83
Forfeited	(18,125)	34.84	(22,807)	34.20
Non-vested balance as of January 28, 2017	275,176	$36.27	504,556	$36.91
In connection with the vesting of RSU's and PSU's during fiscal 2016, the Company withheld 46,750 shares with an aggregate value of $1.9 million in satisfaction of minimum tax withholding obligations due upon vesting. In connection with the vesting of RSU's during fiscal 2015, the Company withheld 9,462 shares with an aggregate value of $0.3 million in satisfaction of minimum tax withholding obligations due upon vesting. In connection with the vesting of RSU's during fiscal 2014, the Company withheld 9,173 shares with an aggregate value of $0.3 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of January 28, 2017, there was $18.6 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, restricted stock units and performance-based restricted stock units) granted under the Plan. That cost is expected to be recognized over a weighted average vesting period of 2.2 years.

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
As of January 28, 2017, no valuation allowance has been provided for net deferred tax assets as management believes that it is more likely than not that the Company will realize all deferred tax assets as of January 28, 2017.

The components of the income tax expense are as follows (in thousands):

	Fiscal Year
	2016	2015	2014
Current:
Federal	$40,053	$30,976	$28,480
State	4,900	4,626	3,218
	44,953	35,602	31,698
Deferred:
Federal	(1,772)	349	(2,544)
State	(760)	(975)	(519)
	(2,532)	(626)	(3,063)
Income tax expense	$42,421	$34,976	$28,635
The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year
	2016	2015	2014
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.4	2.6	2.2
Other	(0.3)	0.1	0.2
	37.1%	37.7%	37.4%

 The effective tax rate for fiscal 2016 compared to fiscal 2015 was primarily impacted by discrete items. The effective tax rate for fiscal 2015 compared to fiscal 2014 was primarily impacted by discrete items and changes in the pre-tax income across state jurisdictions.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are (in thousands):

	January 28, 2017	January 30, 2016

Deferred tax assets:
Inventories	$10,223	$9,082
Deferred revenue	416	297
Accrued bonus	2,465	1,820
Deferred rent	22,753	19,733
Other	6,999	5,522
Deferred tax assets	42,856	36,454
Deferred tax liabilities:
Property and equipment	(30,349)	(26,780)
Other	(1,468)	(1,167)
Deferred tax liabilities	(31,817)	(27,947)
	$11,039	$8,507
The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s balance sheets as of January 28, 2017 and January 30, 2016, and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for fiscal 2016, fiscal 2015, or fiscal 2014.
The Company files a federal income tax return as well as state tax returns. The Company’s U.S. federal income tax returns for the fiscal years ended February 1, 2014 and thereafter remain subject to examination by the U.S. Internal Revenue Service. State returns are filed in various state jurisdictions, as appropriate, with varying statutes of limitation and remain subject to examination for varying periods up to three to four years depending on the state.

(8)	Employee Benefit Plan
The Company has a 401(k) Retirement Savings Plan and employees can contribute up to the maximum amount allowed under law. The Company may make discretionary matching and profit sharing contributions, which vest over a period of five years from each employee’s commencement of employment with the Company. During fiscal 2016, fiscal 2015 and fiscal 2014, the Company made matching contributions of $0.5 million, $0.4 million and $0.3 million, respectively.

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
Set forth below is data for the following groups of products: leisure, fashion and home, and party and snack. The percentage of net sales represented by each product group for each of the last three fiscal years was as follows:

	Percentage of Net Sales
	Fiscal Year
	2016	2015	2014
Leisure	50.0%	50.8%	51.0%
Fashion and home	31.2%	29.7%	29.3%
Party and snack	18.8%	19.5%	19.7%
Total	100.0%	100.0%	100.0%
Leisure includes items such as sporting goods, games, toys, tech, books, electronic accessories, and arts and crafts. Fashion and home includes items such as personal accessories, “attitude” t-shirts, beauty offerings, home goods and storage options. Party and snack includes items such as party and seasonal goods, greeting cards, candy and other snacks, and beverages.
(10) Quarterly Results of Operations and Seasonality (Unaudited)
Quarterly financial results for fiscal 2016 and fiscal 2015 were as follows: (in thousands except for per share data).

	Fiscal Year 2016 (1)				Fiscal Year 2015 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$388,090	$199,475	$220,130	$192,715	$326,351	$169,685	$182,191	$153,727
Gross profit	$159,417	$64,003	$73,350	$60,267	$132,182	$52,765	$59,826	$47,161
Net income	$49,788	$5,447	$9,847	$6,758	$42,004	$4,337	$7,061	$4,278
Basic income per common share	$0.91	$0.10	$0.18	$0.12	$0.77	$0.08	$0.13	$0.08
Diluted income per common share	$0.90	$0.10	$0.18	$0.12	$0.77	$0.08	$0.13	$0.08
(1) The sum of the quarterly per share amounts may not equal per share amounts reported for the fiscal year due to rounding.
The Company's business is seasonal in nature and demand is generally the highest in the fourth fiscal quarter due to the fourth quarter holiday season and, therefore, operating results for any fiscal quarter are not necessarily indicative of results for the full fiscal year. To prepare for the holiday season, the Company must order and keep in stock more merchandise than it carries during other parts of the year. The Company expects inventory levels, along with an increase in accounts payable and accrued expenses, generally to reach their highest levels in the third and fourth fiscal quarters in anticipation of the increased net sales during the year-end holiday season. As a result of this seasonality, and generally because of variation in consumer spending habits, the Company experiences fluctuations in net sales and working capital requirements during the fiscal year.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e), as of the end of the period covered by this Annual Report on Form 10-K pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended January 28, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of January 28, 2017. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of January 28, 2017, the company maintained effective internal control over financial reporting at a reasonable assurance level.

The effectiveness of the company’s internal control over financial reporting as of January 28, 2017 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report dated March 23, 2017 that appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Five Below, Inc.:
We have audited Five Below, Inc.’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Five Below, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting presented above. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Five Below, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Five Below, Inc. and subsidiary as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 28, 2017, and our report dated March 23, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 23, 2017

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is included in the “Board of Directors–Nominees for Election to the Board of Directors for a Three-Year Term Expiring at the 2020 Annual Meeting,” “Board of Directors–Members of the Board of Directors Continuing in Office for a Term Expiring at the 2018 Annual Meeting,” “Board of Directors–Members of the Board of Directors Continuing in Office for a Term Expiring at the 2019 Annual Meeting,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors–Code of Business Conduct and Ethics,” “Board of Directors–Committees of the Board of Directors,” and “Board of Directors–Director Nomination Process” sections of our proxy statement for the 2017 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than May 28, 2017, and is incorporated by reference herein.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is included in the “Compensation Discussion and Analysis,” “Executive Compensation,” “Board of Directors–Director Compensation,” “Board of Directors–Board Leadership Structure and Board’s Role in Risk Oversight,” “Board of Directors–Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” sections of our proxy statement for the 2017 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than May 28, 2017, and is incorporated by reference herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item 12 is included in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of our proxy statement for the 2017 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than May 28, 2017, and is incorporated by reference herein.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included in the “Certain Relationships and Related Party Transactions” and “Board of Directors–Director Independence” sections of our proxy statement for the 2017 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than May 28, 2017, and is incorporated by reference herein.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in the “Proposal 2, Ratification of Independent Registered Public Accounting Firm” section of our proxy statement for the 2017 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than May 28, 2017, and is incorporated by reference herein.

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

Exhibit
Number        Description

3.1
Amended and Restated Articles of Incorporation of Five Below, Inc., as currently in effect (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 3, 2015)

3.2
Amended and Restated Bylaws of Five Below, Inc., as currently in effect (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 3, 2015)

4.1
Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on July 9, 2012)

10.1
Amended and Restated Investor Rights Agreement, dated September 1, 2010, by and among Five Below, Inc., the Significant Common Shareholders signatory thereto, the Series A Preferred Shareholders signatory thereto and the Other Holders party thereto and any other Persons signatory thereto from time to time (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on April 18, 2012)

10.2
First Amendment to Amended and Restated Investor Rights Agreement, dated October 14, 2010, by Five Below, Inc. (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on April 18, 2012)

10.3
Second Amendment to Amended and Restated Investor Rights Agreement, dated May 23, 2012, by and among Five Below, Inc., the Significant Common Shareholders signatory thereto and the Series A Preferred Shareholders signatory thereto (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on May 24, 2012)

10.4†
Five Below, Inc. Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 4, 2015)

10.5†
Five Below, Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 29, 2012)

10.6†
Five Below, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 1, 2016)

10.7†	Five Below, Inc. 2016 Performance Bonus Plan (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 1, 2016)

10.8a†
Form of Non-Qualified Stock Option Agreement (Employees) (used for options granted prior to May 21, 2013) (incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on April 18, 2012)

10.8b†
Form of Non-Qualified Stock Option Agreement (Employees) (used for options granted after May 21, 2013 and prior to June 30, 2014) (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 10, 2013)

10.8c†
Form of Non-Qualified Stock Option Agreement for Employees (used for options granted after June 30, 2014) (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2014)

10.9a†
Form of Non-Qualified Stock Option Agreement (Executives) (used for options granted prior to May 21, 2013) (incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on April 18, 2012)

10.9b†
Form of Non-Qualified Stock Option Agreement (Executives) (used for options granted after May 21, 2013 and prior to June 30, 2014) (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 10, 2013)

10.9c†
Form of Non-Qualified Stock Option Agreement for Executives (used for options granted after June 30, 2014) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2014)

10.10†
Form of Award Agreement for Restricted Shares under the Five Below, Inc. Equity Incentive Plan (Employees) (incorporated by reference to Exhibit 10.14 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on June 12, 2012)

10.11†
Form of Award Agreement for Restricted Shares under the Five Below, Inc. Amended and Restated Equity Incentive Plan (Directors) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2013)

10.12†	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2014)

10.13†
Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 5, 2014)

10.14†	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2016)

10.15†
Five Below, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.15 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on June 12, 2012)

10.16†
Five Below, Inc. 2012 Performance Bonus Plan (incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on June 12, 2012)

10.17†
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.17 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on May 24, 2012)

10.18†
Letter Employment Agreement, dated October 14, 2010, by and between Thomas Vellios and Five Below, Inc. (incorporated by reference to Exhibit 10.19 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on April 18, 2012)

10.19†
Amendment to Employment Agreement, dated September 28, 2011, by and between Thomas Vellios and Five Below, Inc. (incorporated by reference to Exhibit 10.20 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on April 18, 2012)

10.20†
Amendment, dated February 18, 2015, to Employment Letter, dated October 14, 2010, as amended, by and between Thomas Vellios and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2015)

10.21†
Letter Employment Agreement, dated April 16, 2012, by and between Kenneth R. Bull and Five Below, Inc. (incorporated by reference to Exhibit 10.21 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on April 18, 2012)

10.22†
Letter Employment Agreement, dated December 10, 2014, by and between Michael Romanko and Five Below, Inc. (incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2015)

10.23†
Employment Letter and Non-Disclosure Agreement, each dated June 8, 2014, by and between Joel D. Anderson and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2014)

10.24†
Amendment to Employment Letter, dated December 4, 2014, by and between Joel D. Anderson and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2014)

10.25†
Second Amendment to Employment Letter, dated July 20, 2015, by and between Joel D. Anderson and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 3, 2015)

10.26†
Employment Letter and Non-Disclosure Agreement, each dated May 21, 2014, by and between Eric M. Specter and Five Below, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2014)

10.27†
Amendment to Employment Letter, dated March 11, 2016, by and between Eric M. Specter and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2016)

10.28
Third Amended and Restated Loan and Security Agreement, dated June 12, 2013, among Five Below, Inc., Five Below Merchandising, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 13, 2013)

21.1	List of Subsidiaries of the Company (filed herewith)

23.1	Consent of KPMG LLP (filed herewith)

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

101*
The following financial information from this Annual Report on Form 10-K, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of January 28, 2017 and January 30, 2016; (ii) the Consolidated Statements of Operations for Fiscal Years 2016, 2015, and 2014; (iii) the Consolidated Statements of Changes in Shareholders’ Equity For Fiscal Years 2016, 2015, and 2014; (iv) the Consolidated Statements of Cash Flows for Fiscal Years 2016, 2015, and 2014 and (v) the Notes to Consolidated Financial Statements, in each case, tagged in detail.

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

ITEM 16. FORM 10-K SUMMARY
Optional disclosure not included in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Philadelphia, Pennsylvania, on the 23rd day of March 2017.

FIVE BELOW, INC.
By: /s/ Joel D. Anderson
Name: Joel D. Anderson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas G. Vellios Thomas G. Vellios	Executive Chairman	March 23, 2017
/s/ Joel D. Anderson Joel D. Anderson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2017
/s/ Kenneth R. Bull Kenneth R. Bull	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2017
/s/ Kathleen S. Barclay Kathleen S. Barclay	Director	March 23, 2017
/s/ Catherine E. Buggeln Catherine E. Buggeln	Director	March 23, 2017
/s/ Michael F. Devine III Michael F. Devine III	Director	March 23, 2017
/s/ Daniel J. Kaufman Daniel J. Kaufman	Director	March 23, 2017
/s/ Richard L. Markee Richard L. Markee	Director	March 23, 2017
/s/ Thomas M. Ryan Thomas M. Ryan	Director	March 23, 2017
/s/ Ronald L. Sargent Ronald L. Sargent	Director	March 23, 2017

Exhibit Index

No.     Description

21.1	List of Subsidiaries of the Company

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from this Annual Report on Form 10-K, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of January 28, 2017 and January 30, 2016; (ii) the Consolidated Statements of Operations for Fiscal Years 2016, 2015, and 2014; (iii) the Consolidated Statements of Changes in Shareholders’ Equity For Fiscal Years 2016, 2015, and 2014; (iv) the Consolidated Statements of Cash Flows for Fiscal Years 2016, 2015, and 2014 and (v) the Notes to Consolidated Financial Statements, in each case, tagged in detail.

* Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.