Form 10-Q
period 2017-04-29
FIVE BELOW, INC
filed 2017-06-02
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2017.
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 1, 2017 was 55,107,764.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	April 29, 2017	January 28, 2017	April 30, 2016
Assets
Current assets:
Cash and cash equivalents	$65,237	$76,088	$25,774
Short-term investment securities	113,775	77,791	55,851
Inventories	180,002	154,448	156,300
Prepaid income taxes	1,243	1,552	4,411
Prepaid expenses and other current assets	29,328	29,910	21,620
Total current assets	389,585	339,789	263,956
Property and equipment, net of accumulated depreciation and amortization of $106,950, $100,200 and $80,522 respectively.	148,561	138,376	123,765
Deferred income taxes	10,486	11,039	8,720
Long-term investment securities	6,669	10,514	—
Other assets	1,628	818	278
	$556,929	$500,536	$396,719

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	77,987	51,178	57,784
Income taxes payable	27,653	23,939	802
Accrued salaries and wages	7,650	10,794	5,672
Other accrued expenses	41,690	30,652	28,777
Total current liabilities	154,980	116,563	93,035
Deferred rent and other	57,763	52,568	49,367
Total liabilities	212,743	169,131	142,402
Commitments and contingencies (note 4)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,104,131, 54,904,954 and 54,724,935 shares, respectively.	551	549	547
Additional paid-in capital	325,991	321,603	309,599
Retained earnings (accumulated deficit)	17,644	9,253	(55,829)
Total shareholders’ equity	344,186	331,405	254,317
	$556,929	$500,536	$396,719
See accompanying notes to consolidated financial statements

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Net sales	$232,881	$192,715
Cost of goods sold	159,095	132,448
Gross profit	73,786	60,267
Selling, general and administrative expenses	61,004	49,515
Operating income	12,782	10,752
Interest income, net	309	74
Income before income taxes	13,091	10,826
Income tax expense	4,700	4,068
Net income	$8,391	$6,758
Basic income per common share	$0.15	$0.12
Diluted income per common share	$0.15	$0.12
Weighted average shares outstanding:
Basic shares	55,030,682	54,681,646
Diluted shares	55,304,742	54,964,890
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity

	Shares	Amount
Balance, January 28, 2017	54,904,954	$549	$321,603	$9,253	$331,405
Share-based compensation expense	—	—	3,960	—	3,960
Issuance of unrestricted stock awards	1,118	—	55	—	55
Exercise of options to purchase common stock	36,398	—	1,139	—	1,139
Vesting of restricted stock units and performance-based restricted stock units	181,523	2	—	—	2
Common shares withheld for taxes	(19,862)	—	(766)	—	(766)
Net income	—	—	—	8,391	8,391
Balance, April 29, 2017	55,104,131	$551	$325,991	$17,644	$344,186
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Operating activities:
Net income	$8,391	$6,758
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,290	6,125
Share-based compensation expense	4,021	2,888
Deferred income tax expense (benefit)	553	(213)
Other non-cash expenses	26	22
Changes in operating assets and liabilities:
Inventories	(25,554)	(7,931)
Prepaid income taxes	309	(3,070)
Prepaid expenses and other assets	(234)	(6,028)
Accounts payable	24,917	(4,254)
Income taxes payable	3,714	(11,140)
Accrued salaries and wages	(3,144)	(1,989)
Deferred rent	5,524	2,832
Other accrued expenses	7,920	5,550
Net cash provided by (used in) operating activities	33,733	(10,450)
Investing activities:
Purchases of investment securities	(37,495)	(15,036)
Sales, maturities, and redemptions of investment securities	5,356	5,520
Capital expenditures	(12,820)	(7,536)
Net cash used in investing activities	(44,959)	(17,052)
Financing activities:
Proceeds from exercise of options to purchase common stock	1,139	1,127
Common shares withheld for taxes	(766)	(1,299)
Excess tax benefit related to exercises of stock options, vesting of restricted stock units, and vesting of performance-based restricted units	—	367
Other	2	—
Net cash provided by financing activities	375	195
Net decrease in cash and cash equivalents	(10,851)	(27,307)
Cash and cash equivalents at beginning of period	76,088	53,081
Cash and cash equivalents at end of period	$65,237	$25,774

Supplemental disclosures of cash flow information:
Non-cash investing activities
Increase (decrease) in accrued purchases of property and equipment	$4,674	$(2,583)
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of April 29, 2017, operated in 32 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, South Carolina, Mississippi, Louisiana, Wisconsin, Oklahoma, Minnesota and California. As of April 29, 2017 and April 30, 2016, the Company operated 553 stores and 458 stores, respectively, each operating under the name “Five Below.”

(b)	Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2017" or "fiscal 2017" refer to the period from January 29, 2017 to February 3, 2018 and consists of a 53-week fiscal year. References to "fiscal year 2016" or "fiscal 2016" refer to the period from January 31, 2016 to January 28, 2017 and consists of a 52-week fiscal year. The fiscal quarters ended April 29, 2017 and April 30, 2016 refer to the thirteen weeks ended as of those dates.
(c) Basis of Presentation
The consolidated balance sheets as of April 29, 2017 and April 30, 2016, the consolidated statements of operations for the thirteen weeks ended April 29, 2017 and April 30, 2016, the consolidated statement of shareholders’ equity for the thirteen weeks ended April 29, 2017 and the consolidated statements of cash flows for the thirteen weeks ended April 29, 2017 and April 30, 2016 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended April 29, 2017 and April 30, 2016. The balance sheet as of January 28, 2017, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2016 as filed with the Securities and Exchange Commission on March 23, 2017 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended January 28, 2017 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen weeks ended April 29, 2017 and April 30, 2016 are not necessarily indicative of the consolidated operating results for the year ending February 3, 2018 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.

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
In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and a liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The standard requires use of the modified retrospective transition approach. While the Company is still evaluating this standard, given the significant amount of leases the Company is party to, the Company expects this standard will have a material impact on the Company's consolidated balance sheets from the recognition of right of use assets and related liabilities but does not expect it to have a material impact on the consolidated statements of operations. The Company plans to adopt this standard in the first quarter of fiscal 2019, coinciding with the standard’s effective date.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 affects all entities that issue share-based payment awards to their employees. This accounting standards update makes several modifications to the accounting for employee share-based payment transactions, including the requirement that the excess income tax benefits or deficiencies that arise when the tax consequences of share-based compensation differ from amounts previously recognized in the consolidated statement of operations be recognized as income tax benefit or expense in the consolidated statement of operations rather than as additional paid-in capital in the consolidated balance sheets. The guidance also clarifies the classification of components of share-based awards on the consolidated statement of cash flows such that excess income tax benefits should not be presented separately from other income taxes in the consolidated statement of cash flows and, thus, should be classified as an operating activity rather than a financing activity as they are under the current guidance. ASU 2016-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. The Company adopted this standard prospectively in the first quarter of fiscal 2017. This standard will result in a decrease or increase to the Company's effective tax rate, net income, and earnings per share based upon the requirement to recognize the excess income tax benefits or deficiencies in the consolidated statements of operations and change the Company's earnings per share calculation to exclude excess tax benefits previously assumed under the treasury stock method. No changes were required related to the classification of employee taxes paid for withheld shares in the Company's consolidated statements of cash flows since the Company has historically classified these within financing cash flows.
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
As of April 29, 2017, January 28, 2017, and April 30, 2016, the Company had cash equivalents of $21.6 million, $36.3 million and $6.6 million, respectively. The Company’s cash equivalents consist of credit and debit card receivables, money market funds, certificates of deposit, and short-term municipal bonds. Fair value for cash equivalents was determined based on Level 1 inputs.
As of April 29, 2017, January 28, 2017, and April 30, 2016, the Company's short-term investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of April 29, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$65,840	$—	$49	$65,791
Municipal bonds	47,935	—	8	47,926
Total	$113,775	$—	$57	$113,717

Long-term:
Corporate bonds	$3,888	$—	$2	$3,886
Municipal bonds	2,781	7	—	2,788
Total	$6,669	$7	$2	$6,674

	As of January 28, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$45,558	$—	$98	$45,460
Municipal bonds	32,233	—	14	32,219
Total	$77,791	$—	$112	$77,679

Long-term:
Corporate bonds	$6,265	$—	$11	$6,254
Municipal bonds	4,249	8	—	4,257
Total	$10,514	$8	$11	$10,511

	As of April 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$36,159	$—	$8	$36,151
Certificates of deposit	1,645	—	—	1,645
Municipal bonds	18,046	6	—	18,053
Total	$55,850	$6	$8	$55,849
Short-term investment securities as of April 29, 2017, January 28, 2017, and April 30, 2016 all mature in one year or less. Long-term investment securities as of April 29, 2017 and January 28, 2017 all mature after one year but in less than three years.

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
The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Numerator:
Net income	$8,391	$6,758
Denominator:
Weighted average common shares outstanding - basic	55,030,682	54,681,646
Dilutive impact of options, restricted stock units and employee stock purchase plan	274,060	283,244
Weighted average common shares outstanding - diluted	55,304,742	54,964,890
Per common share:
Basic income per common share	$0.15	$0.12
Diluted income per common share	$0.15	$0.12

The effects of the assumed exercise of stock options for 213,016 shares of common stock for the thirteen weeks ended April 29, 2017 were excluded from the calculation of diluted net income per share as their impact would have been anti-dilutive.
The effects of the assumed exercise of restricted stock units for 52,905 shares of common stock for the thirteen weeks ended April 29, 2017 were excluded from the calculation of diluted net income per share as their impact would have been anti-dilutive.
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
As of April 29, 2017, the Company had no borrowings under the Revolving Credit Facility and had approximately $20.0 million available on the line of credit.
All obligations under the Revolving Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary. As of April 29, 2017 and April 30, 2016, the Company was in compliance with the covenants applicable to it under the Revolving Credit Facility.
On May 10, 2017, the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the “Amended Loan and Security Agreement”), among the Company, Five Below Merchandising, Inc. and Wells Fargo Bank, National Association. The Amended Loan and Security Agreement amends and restates the Third Amended and Restated Loan and Security Agreement, dated June 12, 2013, among the Company, Five Below Merchandising, Inc. and Wells Fargo Bank, National Association, which governed the Revolving Credit Facility.
The Amended Loan and Security Agreement includes a revolving line of credit in the amount of up to $20.0 million (the “Amended Revolving Credit Facility”). Pursuant to the Amended Loan and Security Agreement, advances under the Amended Revolving Credit Facility are no longer tied to a borrowing base; however, the Company is required to maintain eligible inventory at all times in an amount equal to at least $100.0 million. The Amended Revolving Credit Facility expires on the earliest to occur of (i) May 10, 2022 or (ii) an event of default. The Amended Revolving Credit Facility may be increased to up to $50.0 million, subject to certain conditions. The Amended Revolving Credit Facility also includes a $20.0 million sub limit for the issuance of letters of credit.
The Amended Loan and Security Agreement reduces the interest rate payable on borrowings to be, at the Company’s option, a per annum rate equal to (a) a prime rate or (b) a LIBOR-based rate plus a margin of 1.00%. Letter of credit fees are equal to the interest rate payable on LIBOR-based loans. The interest rate and letter of credit fees under the Amended Loan and Security Agreement are subject to an increase of 2.00% per annum upon an event of default.
The Amended Loan and Security Agreement removes restrictions on the Company’s ability to pay or make dividends and distributions or repurchase its stock, but the Amended Loan and Security Agreement continues to include other customary negative and affirmative covenants including, among other things, limitations on the Company’s ability to (i) incur additional debt; (ii) create liens; (iii) make certain investments, loans and advances; (iv) sell assets; (v) engage in mergers or consolidations; or (vi) change its business.

The Amended Loan and Security Agreement also removes the provisions that required the Company to make prepayments on outstanding Amended Revolving Credit Facility balances upon the receipt of certain proceeds, including those from the sale of certain assets. Amounts under the Amended Revolving Credit Facility may become due upon certain events of default including, among other things, the Company’s failure to comply with the Amended Revolving Credit Facility’s covenants, bankruptcy, default on certain other indebtedness or a change in control.
Under the Amended Loan and Security Agreement, all obligations under the Amended Revolving Credit Facility continue to be guaranteed by Five Below Merchandising, Inc., a wholly-owned subsidiary of the Company, and are secured by substantially all of the assets of the Company and Five Below Merchandising, Inc.

(4)	Commitments and Contingencies
Commitments
Leases
The Company leases property and equipment under non-cancelable operating leases. Certain retail store lease agreements provide for contingent rental payments if the store’s net sales exceed stated levels (percentage rents) and/or contain escalation clauses, which provide for increases in base rental for increases in future operating costs. Many of the Company’s leases provide for one or more renewal options for periods of five years. The Company’s operating lease agreements, including assumed extensions, which are generally those that take the lease to a ten-year term, expire through fiscal 2033.
During the thirteen weeks ended April 29, 2017, the Company committed to 38 new store leases with terms of 10 to 15 years that have future minimum lease payments of approximately $69.2 million.
In September 2016, the Company signed a 15-year lease for a new corporate headquarters location in Philadelphia, Pennsylvania to accommodate the Company’s current and anticipated future growth. The Company expects to initially occupy approximately 110,000 square feet of office space in early 2018 and expects to expand into approximately 20,000 square feet of additional office space by no later than 2023. The lease agreement has future minimum lease payments of approximately $50 million and expires in early 2033 with three successive options to renew for additional term up to approximately fifteen years.
Other contractual commitments
As of April 29, 2017, the Company has other purchase commitments of approximately $2.6 million consisting of purchase agreements for materials that will be used in the construction of new stores.
Contingencies
Legal Matters
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial condition or results of operations.

(5)	Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2002 Equity Incentive Plan (the “Plan”), the Company’s board of directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7,600,000 shares under the Plan. As of April 29, 2017, 3,416,569 stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the compensation committee of the Company’s board of directors. Options granted to date generally vest over four years from the date of grant.

Stock option activity under the Plan was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance at January 28, 2017	866,637	$29.60	6.7
Forfeited	(12,440)	36.21
Exercised	(36,398)	31.94
Balance at April 29, 2017	817,799	29.40	6.4
Exercisable at April 29, 2017	551,115	$26.43	5.9

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options issued during the thirteen weeks ended April 29, 2017.

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
RSU and PSU activity during the thirteen weeks ended April 29, 2017 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of January 28, 2017	275,176	$36.27	504,556	$36.91
Granted	126,694	38.10	129,919	38.10
Vested	(40,520)	28.58	(141,003)	38.15
Forfeited	(13,318)	46.55	(9,541)	33.40
Non-vested balance as of April 29, 2017	348,032	$37.44	483,931	$36.94
In connection with the vesting of RSU's and PSU's during the thirteen weeks ended April 29, 2017, the Company withheld 19,862 shares with an aggregate value of $0.8 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of April 29, 2017, there was $22.5 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, restricted stock units and performance-based restricted stock units) granted under the Plan. That cost is expected to be recognized over a weighted average vesting period of 2.6 years.

(6)	Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen weeks ended April 29, 2017 and April 30, 2016 (dollars in thousands):

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Income before income taxes	$13,091	$10,826
Income tax expense	$4,700	$4,068
Effective tax rate	35.9%	37.6%

The effective tax rates for the thirteen weeks ended April 29, 2017 and April 30, 2016 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen weeks ended April 29, 2017 was lower than the thirteen weeks ended April 30, 2016 primarily due to discrete items, which include the impact of the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets.
The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s balance sheets as of April 29, 2017, January 28, 2017, or April 30, 2016 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen weeks ended April 29, 2017 or April 30, 2016.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended January 28, 2017 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen weeks ended April 29, 2017 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2017" or "fiscal 2017" refer to the period from January 29, 2017 to February 3, 2018 and consists of a 53-week fiscal year. References to "fiscal year 2016" or "fiscal 2016" refer to the period from January 31, 2016 to January 28, 2017 and consists of a 52-week fiscal year. The fiscal quarters ended April 29, 2017 and April 30, 2016 refer to the thirteen weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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
•failure to secure customers’ confidential or credit card information, or other private data relating to our employees or our company;

•increased operating costs or exposure to fraud or theft due to customer payment-related risk;
•inability to increase sales and improve the efficiencies, costs and effectiveness of our operations;
•dependence on our executive officers, senior management and other key personnel or inability to hire additional qualified personnel;
•inability to successfully manage our inventory balances and inventory shrinkage;
•our lease obligations;
•changes in our competitive environment, including increased competition from other retailers and the presence of online retailers;
•increasing costs due to inflation, increased operating costs, wage rate increases or energy prices;
•the seasonality of our business;
•inability to successfully implement our expansion to online retail;
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
Overview
Five Below is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the teen and pre-teen customer. We offer a dynamic, edited assortment of exciting products, all priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of April 29, 2017, we operated 553 stores in 32 states.
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

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$232.9	$192.7
Cost of goods sold	159.1	132.4
Gross profit	73.8	60.3
Selling, general and administrative expenses	61.0	49.5
Operating income	12.8	10.8
Interest income, net	0.3	0.1
Income before income taxes	13.1	10.8
Income tax expense	4.7	4.1
Net income	$8.4	$6.8
Percentage of Net Sales (1):
Net sales	100.0%	100.0%
Cost of goods sold	68.3	68.7
Gross profit	31.7	31.3
Selling, general and administrative expenses	26.2	25.7
Operating income	5.5	5.6
Interest income, net	0.1	—
Income before income taxes	5.6	5.6
Income tax expense	2.0	2.1
Net income	3.6%	3.5%
Operational Data:
Total stores at end of period	553	458
Comparable sales growth	2.6%	4.9%
Average net sales per store (2)	$0.4	$0.4

(1)	Components may not add to total due to rounding.

(2)	Only includes stores open during the full thirteen weeks ended.
Thirteen Weeks Ended April 29, 2017 Compared to the Thirteen Weeks Ended April 30, 2016
Net Sales
Net sales increased to $232.9 million in the thirteen weeks ended April 29, 2017 from $192.7 million in the thirteen weeks ended April 30, 2016, an increase of $40.2 million, or 20.8%. The increase was the result of a non-comparable sales increase of $35.5 million and a comparable sales increase of $4.7 million. The increase in non-comparable sales was primarily driven by the number of stores that opened in fiscal 2016 but have not been open for 15 full months and new stores that opened in fiscal 2017. We plan to open 100 new stores in fiscal 2017.
Comparable sales increased 2.6% for the thirteen weeks ended April 29, 2017 compared to the thirteen weeks ended April 30, 2016. This increase resulted from an increase of approximately 3.4% in the number of transactions in our stores partially offset by a decrease of approximately 0.8% in the average dollar value of transactions.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $159.1 million in the thirteen weeks ended April 29, 2017 from $132.4 million in the thirteen weeks ended April 30, 2016, an increase of $26.6 million, or 20.1%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods resulting from the increase in net sales. Also contributing to the increase in cost of goods sold were an increase in store occupancy costs resulting from new store openings.
Gross profit increased to $73.8 million in the thirteen weeks ended April 29, 2017 from $60.3 million in the thirteen weeks ended April 30, 2016, an increase of $13.5 million, or 22.4%. Gross margin increased to 31.7% for the thirteen weeks ended April 29, 2017 from 31.3% in the thirteen weeks ended April 30, 2016, an increase of approximately 40 basis points. The increase in gross margin was primarily the result of a decrease as a percentage of net sales in merchandise cost of goods sold.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $61.0 million in the thirteen weeks ended April 29, 2017 from $49.5 million in the thirteen weeks ended April 30, 2016, an increase of $11.5 million, or 23.2%. As a percentage of net sales, selling, general and administrative expenses increased approximately 50 basis points to 26.2% in the thirteen weeks ended April 29, 2017 compared to 25.7% in the thirteen weeks ended April 30, 2016. The increase in selling, general and administrative expenses was primarily the result of increases of $6.9 million in store-related expenses to support new store growth and $4.6 million of corporate-related expenses.
Income Tax Expense
Income tax expense increased to $4.7 million in the thirteen weeks ended April 29, 2017 from $4.1 million in the thirteen weeks ended April 30, 2016, an increase of $0.6 million, or 15.5%. The increase in income tax expense was primarily the result of a $2.3 million increase in pre-tax income. Our effective tax rate for the thirteen weeks ended April 29, 2017 was 35.9% compared to 37.6% in the thirteen weeks ended April 30, 2016. Our effective tax rate for the thirteen weeks ended April 29, 2017 was lower than the comparable period primarily due to discrete items, which include the impact of the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets.
Net Income
As a result of the foregoing, net income increased to $8.4 million in the thirteen weeks ended April 29, 2017 from $6.8 million in the thirteen weeks ended April 30, 2016, an increase of $1.6 million or 24.2%.

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

Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. Over the past three fiscal years, to the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. We did not have any direct borrowings under our Revolving Credit Facility during the thirteen weeks ended April 29, 2017. As of April 29, 2017, we had approximately $20.0 million available on the line of credit.
Based on our growth plans, we believe that our cash position, which includes our cash equivalents and short-term investments, net cash provided by operating activities and availability under our Revolving Credit Facility will be adequate to finance our planned capital expenditures and working capital requirements over the next 12 months and for the foreseeable future thereafter. If cash flows from operations and borrowings under our Revolving Credit Facility are not sufficient or available to meet our requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current shareholders.
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Net cash provided by (used in) operating activities	$33.7	$(10.5)
Net cash used in investing activities	(45.0)	(17.1)
Net cash provided by financing activities	0.4	0.2
Net decrease during period in cash and cash equivalents (1)	$(10.9)	$(27.3)
(1) Components may not add to total due to rounding.

Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities for the thirteen weeks ended April 29, 2017 was $33.7 million, an increase of $44.2 million compared to the thirteen weeks ended April 30, 2016. The increase was primarily due to changes in overall working capital, a decrease in income taxes paid, and an increase in operating cash flows from store performance.
Cash Used in Investing Activities
Net cash used in investing activities for the thirteen weeks ended April 29, 2017 was $45.0 million, an increase of $27.9 million compared to the thirteen weeks ended April 30, 2016. The increase was primarily due to increases in net purchases of investment securities and capital expenditures. The increase in capital expenditures was primarily for our new store construction, our distribution facilities, and our corporate infrastructure.
Cash Provided by Financing Activities
Net cash provided by financing activities for the thirteen weeks ended April 29, 2017 was $0.4 million, an increase of $0.2 million compared to the thirteen weeks ended April 30, 2016. The increase was primarily the result of decreases in the common shares withheld for taxes and excess tax benefits related to exercises of stock options and the vesting of restricted stock units and performance-based restricted stock units.
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
As of April 29, 2017, we had approximately $20.0 million available on the line of credit.
All obligations under the Revolving Credit Facility are secured by substantially all of our assets and are guaranteed by our subsidiary. As of April 29, 2017 and April 30, 2016, we were in compliance with the covenants applicable to us under the Revolving Credit Facility.
On May 10, 2017, we entered into a Fourth Amended and Restated Loan and Security Agreement (the “Amended Loan and Security Agreement”), among Five Below Inc., Five Below Merchandising, Inc. and Wells Fargo Bank, National Association. The Amended Loan and Security Agreement amends and restates the Third Amended and Restated Loan and Security Agreement, dated June 12, 2013, among Five Below Inc., Five Below Merchandising, Inc. and Wells Fargo Bank, National Association, which governed the Revolving Credit Facility.
The Amended Loan and Security Agreement includes a revolving line of credit in the amount of up to $20.0 million (the “Amended Revolving Credit Facility”). Pursuant to the Amended Loan and Security Agreement, advances under the Amended Revolving Credit Facility are no longer tied to a borrowing base; however, we are required to maintain eligible inventory at all times in an amount equal to at least $100.0 million. The Amended Revolving Credit Facility expires on the earliest to occur of (i) May 10, 2022 or (ii) an event of default. The Amended Revolving Credit Facility may be increased to up to $50.0 million, subject to certain conditions. The Amended Revolving Credit Facility also includes a $20.0 million sub limit for the issuance of letters of credit.
The Amended Loan and Security Agreement reduces the interest rate payable on borrowings to be, at our option, a per annum rate equal to (a) a prime rate or (b) a LIBOR-based rate plus a margin of 1.00%. Letter of credit fees are equal to the interest rate payable on LIBOR-based loans. The interest rate and letter of credit fees under the Amended Loan and Security Agreement are subject to an increase of 2.00% per annum upon an event of default.
The Amended Loan and Security Agreement removes restrictions related to our ability to pay or make dividends and distributions or repurchase our stock, but the Amended Loan and Security Agreement continues to include other customary negative and affirmative covenants including, among other things, limitations on our ability to (i) incur additional debt; (ii) create liens; (iii) make certain investments, loans and advances; (iv) sell assets; (v) engage in mergers or consolidations; or (vi) change our business.
The Amended Loan and Security Agreement also removes the provisions that required us to make prepayments on outstanding Amended Revolving Credit Facility balances upon the receipt of certain proceeds, including those from the sale of certain assets. Amounts under the Amended Revolving Credit Facility may become due upon certain events of default including, among other things, our failure to comply with the Amended Revolving Credit Facility’s covenants, bankruptcy, default on certain other indebtedness or a change in control.
Under the Amended Loan and Security Agreement, all obligations under the Amended Revolving Credit Facility continue to be guaranteed by our subsidiary and are secured by substantially all of our and our subsidiary's assets.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in the Annual Report. We believe that there have been no significant changes to our critical accounting policies during the thirteen weeks ended April 29, 2017.
Contractual Obligations
Except as set forth below, there have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business.
From January 29, 2017 to April 29, 2017, we have entered into 38 new fully executed retail leases with terms of 10 to 15 years and other lease modifications that have future minimum lease payments of approximately $69.2 million.
In September 2016, we signed a 15-year lease for a new corporate headquarters location in Philadelphia, Pennsylvania to accommodate our current and anticipated future growth. We expect to initially occupy approximately 110,000 square feet of office space in early 2018 and expect to expand into approximately 20,000 square feet of additional office space by no later than 2023. The lease agreement has future minimum lease payments of approximately $50 million and expires in early 2033 with three successive options to renew for additional term up to approximately fifteen years.
Off-Balance Sheet Arrangements
For the quarterly period ended April 29, 2017, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 clarifies the principles for recognizing revenue from contracts with customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contract with Customers: Deferral of the Effective Date." ASU 2015-14 deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods. In the first six months of fiscal 2016, the FASB issued guidance clarifying the interpretation of certain principles of ASU 2014-09. We may use either a full retrospective approach or a modified retrospective approach to adopt ASU 2014-09. We are currently evaluating the impact of the updated guidance on our consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 affects all entities that issue share-based payment awards to their employees. This accounting standards update makes several modifications to the accounting for employee share-based payment transactions, including the requirement that the excess income tax benefits or deficiencies that arise when the tax consequences of share-based compensation differ from amounts previously recognized in the consolidated statement of operations be recognized as income tax benefit or expense in the consolidated statement of operations rather than as additional paid-in capital in the consolidated balance sheet. The guidance also clarifies the classification of components of share-based awards on the consolidated statement of cash flows such that excess income tax benefits should not be presented separately from other income taxes in the consolidated statement of cash flows and, thus, should be classified as an operating activity rather than a financing activity as they are under the current guidance. ASU 2016-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. We adopted this standard prospectively in the first quarter of fiscal 2017. This standard will result in a decrease or increase to our effective tax rate, net income, and earnings per share based upon the requirement to recognize the excess income tax benefits or deficiencies in the consolidated statements of operations and change our earnings per share calculation to exclude excess tax benefits previously assumed under the treasury stock method. No changes were required related to the classification of employee taxes paid for withheld shares in our consolidated statements of cash flows since we have historically classified these within financing cash flows.
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

As of April 29, 2017, the Company had approximately $20.0 million available on the line of credit. The Revolving Credit Facility provides for interest on borrowings, at the Company's option, at (a) a prime rate plus a margin of (i) 0.75% if excess availability is greater than or equal to 75%, (ii) 1.0% if excess availability is less than 75% but greater than or equal to 33% or (iii) 1.25% if excess availability is less than 33% or (b) a LIBOR-based rate plus a margin of (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. The Revolving Credit Facility further provides for a letter of credit fee equal to the LIBOR-based rate plus (i) 1.75% if excess availability is greater than or equal to 75%, (ii) 2.00% if excess availability is less than 75% but greater than or equal to 33% or (iii) 2.25% if excess availability is less than 33%. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended April 29, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6.EXHIBITS
(a)Exhibits

No.	Description

10.1	Employment Letter, dated April 6, 2017, by and between George S. Hill and Five Below, Inc.

10.2	Five Below, Inc. Executive Severance Plan.

10.3
Fourth Amended and Restated Loan and Security Agreement, dated May 10, 2017, among the Company, Five Below Merchandising, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2017).

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

101†
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2017, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of April 29, 2017, January 28, 2017 and April 30, 2016; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended April 29, 2017 and April 30, 2016; (iii) the Unaudited Consolidated Statement of Shareholders’ Equity for the Thirteen Weeks Ended April 29, 2017; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirteen Weeks Ended April 29, 2017 and April 30, 2016 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

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

FIVE BELOW, INC.

Date: June 2, 2017	/s/ Joel D. Anderson
Joel D. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: June 2, 2017	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

10.1	Employment Letter, dated April 6, 2017, by and between George S. Hill and Five Below, Inc.

10.2	Five Below, Inc. Executive Severance Plan.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2017, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of April 29, 2017, January 28, 2017 and April 30, 2016; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended April 29, 2017 and April 30, 2016; (iii) the Unaudited Consolidated Statement of Shareholders’ Equity for the Thirteen Weeks Ended April 29, 2017; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirteen Weeks Ended April 29, 2017 and April 30, 2016 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

†
Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.