Form 10-Q
period 2017-10-28
FIVE BELOW, INC
filed 2017-12-01
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2017.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 30, 2017 was 55,235,141.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	October 28, 2017	January 28, 2017	October 29, 2016
Assets
Current assets:
Cash and cash equivalents	$54,917	$76,088	$53,537
Short-term investment securities	56,678	77,791	9,912
Inventories	271,685	154,448	228,175
Prepaid income taxes	4,891	1,552	5,789
Prepaid expenses and other current assets	41,894	29,910	33,200
Total current assets	430,065	339,789	330,613
Property and equipment, net of accumulated depreciation and amortization of $123,248, $100,200 and $93,312, respectively.	177,903	138,376	135,939
Deferred income taxes	10,512	11,039	9,045
Long-term investment securities	23,177	10,514	—
Other assets	1,659	818	1,312
	$643,316	$500,536	$476,909

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	124,187	51,178	104,684
Income taxes payable	55	23,939	126
Accrued salaries and wages	14,770	10,794	8,677
Other accrued expenses	55,154	30,652	32,051
Total current liabilities	194,166	116,563	145,538
Deferred rent and other	67,839	52,568	53,220
Total liabilities	262,005	169,131	198,758
Commitments and contingencies (note 4)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,235,031, 54,904,954 and 54,879,306 shares, respectively.	552	549	549
Additional paid-in capital	336,432	321,603	318,137
Retained earnings (accumulated deficit)	44,327	9,253	(40,535)
Total shareholders’ equity	381,311	331,405	278,151
	$643,316	$500,536	$476,909
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$257,175	$199,475	$773,376	$612,320
Cost of goods sold	173,544	135,472	517,453	414,700
Gross profit	83,631	64,003	255,923	197,620
Selling, general and administrative expenses	68,818	55,372	202,027	162,523
Operating income	14,813	8,631	53,896	35,097
Interest income, net	334	64	902	211
Income before income taxes	15,147	8,695	54,798	35,308
Income tax expense	5,268	3,248	19,724	13,256
Net income	$9,879	$5,447	$35,074	$22,052
Basic income per common share	$0.18	$0.10	$0.64	$0.40
Diluted income per common share	$0.18	$0.10	$0.63	$0.40
Weighted average shares outstanding:
Basic shares	55,215,850	54,871,172	55,148,316	54,809,768
Diluted shares	55,608,035	55,170,686	55,493,452	55,100,534
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity

	Shares	Amount
Balance, January 28, 2017	54,904,954	$549	$321,603	$9,253	$331,405
Share-based compensation expense	—	—	11,785	—	11,785
Issuance of unrestricted stock awards	3,472	—	176	—	176
Exercise of options to purchase common stock	138,312	1	3,796	—	3,797
Vesting of restricted stock units and performance-based restricted stock units	211,810	2	—	—	2
Common shares withheld for taxes	(26,117)	—	(1,063)	—	(1,063)
Issuance of common stock to employees under employee stock purchase plan	2,600	—	135	—	135
Net income	—	—	—	35,074	35,074
Balance, October 28, 2017	55,235,031	$552	$336,432	$44,327	$381,311
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
Operating activities:
Net income	$35,074	$22,052
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24,193	19,449
Share-based compensation expense	11,977	9,014
Deferred income tax expense (benefit)	527	(538)
Other non-cash expenses	67	53
Changes in operating assets and liabilities:
Inventories	(117,237)	(79,805)
Prepaid income taxes	(3,339)	(4,448)
Prepaid expenses and other assets	(12,865)	(18,656)
Accounts payable	69,933	47,240
Income taxes payable	(23,884)	(11,816)
Accrued salaries and wages	3,976	1,016
Deferred rent	12,799	7,623
Other accrued expenses	15,806	5,946
Net cash provided by (used in) operating activities	17,027	(2,870)
Investing activities:
Purchases of investment securities	(124,406)	(35,856)
Sales, maturities, and redemptions of investment securities	132,855	72,279
Capital expenditures	(49,518)	(35,714)
Net cash (used in) provided by investing activities	(41,069)	709
Financing activities:
Net proceeds from issuance of common stock	135	93
Proceeds from exercise of options to purchase common stock	3,797	2,736
Common shares withheld for taxes	(1,063)	(1,819)
Excess tax benefit related to exercises of stock options, vesting of restricted stock units, and vesting of performance-based restricted units	—	1,607
Other	2	—
Net cash provided by financing activities	2,871	2,617
Net (decrease) increase in cash and cash equivalents	(21,171)	456
Cash and cash equivalents at beginning of period	76,088	53,081
Cash and cash equivalents at end of period	$54,917	$53,537

Supplemental disclosures of cash flow information:
Non-cash investing activities
Increase (decrease) in accrued purchases of property and equipment	$11,266	$(80)
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of October 28, 2017, operated in 32 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, South Carolina, Mississippi, Louisiana, Wisconsin, Oklahoma, Minnesota and California. As of October 28, 2017 and October 29, 2016, the Company operated 625 stores and 517 stores, respectively, each operating under the name “Five Below.”

(b)	Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2017" or "fiscal 2017" refer to the period from January 29, 2017 to February 3, 2018 and consists of a 53-week fiscal year. References to "fiscal year 2016" or "fiscal 2016" refer to the period from January 31, 2016 to January 28, 2017 and consists of a 52-week fiscal year. The fiscal quarters ended October 28, 2017 and October 29, 2016 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended October 28, 2017 and October 29, 2016 refer to the thirty-nine weeks ended as of those dates.
(c) Basis of Presentation
The consolidated balance sheets as of October 28, 2017 and October 29, 2016, the consolidated statements of operations for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016, the consolidated statement of shareholders’ equity for the thirty-nine weeks ended October 28, 2017 and the consolidated statements of cash flows for the thirty-nine weeks ended October 28, 2017 and October 29, 2016 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended October 28, 2017 and October 29, 2016. The balance sheet as of January 28, 2017, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2016 as filed with the Securities and Exchange Commission on March 23, 2017 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended January 28, 2017 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016 are not necessarily indicative of the consolidated operating results for the year ending February 3, 2018 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.

(d) Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 clarifies the principles for recognizing revenue from contracts with customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date." ASU 2015-14 deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods. In the first six months of fiscal 2016, the FASB issued guidance clarifying the interpretation of certain principles of ASU 2014-09. On the effective date, the Company may use either a full retrospective approach or a modified retrospective approach to adopt ASU 2014-09. While the Company is currently evaluating the impact of this ASU, it is not expected to materially impact our consolidated financial statements. Other areas which could be impacted, including the recognition of gift card breakage income, may be identified as the Company continues its evaluation of the ASU.
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

The Company’s financial instruments consist primarily of cash equivalents, short-term and long-term investment securities, accounts payable, and borrowings, if any, under a line of credit. The Company believes that: (1) the carrying value of cash equivalents and accounts payable are representative of their respective fair value due to the short-term nature of these instruments; and (2) the carrying value of the borrowings, if any, under the line of credit approximates fair value because the line of credit’s interest rates vary with market interest rates. Under the fair value hierarchy, the fair market values of the short-term and long-term investments in corporate bonds are level 1 while the short-term and long-term investments in certificates of deposits and municipals bonds are level 2. The fair market values of level 2 instruments are determined by management with the assistance of a third party pricing service. Since quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.
As of October 28, 2017, January 28, 2017, and October 29, 2016, the Company had cash equivalents of $16.7 million, $36.3 million and $35.8 million, respectively. The Company’s cash equivalents consist of credit and debit card receivables, money market funds, certificates of deposit, and short-term municipal bonds and corporate bonds. Fair value for cash equivalents was determined based on Level 1 inputs.
As of October 28, 2017, January 28, 2017, and October 29, 2016, the Company's short-term investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of October 28, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$50,778	$—	$46	$50,732
Municipal bonds	5,900	—	—	5,900
Total	$56,678	$—	$46	$56,632

Long-term:
Corporate bonds	$23,177	$—	$98	$23,079
Total	$23,177	$—	$98	$23,079

	As of January 28, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$45,558	$—	$98	$45,460
Municipal bonds	32,233	—	14	32,219
Total	$77,791	$—	$112	$77,679

Long-term:
Corporate bonds	$6,265	$—	$11	$6,254
Municipal bonds	4,249	8	—	4,257
Total	$10,514	$8	$11	$10,511

	As of October 29, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$6,366	$—	$7	$6,359
Municipal bonds	3,546		1	3,545
Total	$9,912	$—	$8	$9,904
Short-term investment securities as of October 28, 2017, January 28, 2017, and October 29, 2016 all mature in one year or less. Long-term investment securities as of October 28, 2017 and January 28, 2017 all mature after one year but in less than three years.

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
The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Numerator:
Net income	$9,879	$5,447	$35,074	$22,052
Denominator:
Weighted average common shares outstanding - basic	55,215,850	54,871,172	55,148,316	54,809,768
Dilutive impact of options, restricted stock units and employee stock purchase plan	392,185	299,514	345,136	290,766
Weighted average common shares outstanding - diluted	55,608,035	55,170,686	55,493,452	55,100,534
Per common share:
Basic income per common share	$0.18	$0.10	$0.64	$0.40
Diluted income per common share	$0.18	$0.10	$0.63	$0.40

The effects of the assumed exercise of stock options for 88,825 shares of common stock for the thirty-nine weeks ended October 28, 2017 were excluded from the calculation of diluted net income per share as their impact would have been anti-dilutive.
The effects of the assumed exercise of restricted stock units for 17,762 shares of common stock for the thirty-nine weeks ended October 28, 2017 were excluded from the calculation of diluted net income per share as their impact would have been anti-dilutive.
The effects of the assumed exercise of stock options for 61,611 and 196,042 shares of common stock for the thirteen weeks ended and thirty-nine weeks ended October 29, 2016, respectively, were excluded from the calculation of diluted net income per share as their impact would have been anti-dilutive.
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
As of October 28, 2017, the Company had no borrowings under the Amended Revolving Credit Facility and had approximately $20 million available on the line of credit.
All obligations under the Amended Revolving Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary. As of October 28, 2017 and October 29, 2016, the Company was in compliance with the covenants applicable to it under the Amended Revolving Credit Facility.

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
During the thirteen weeks ended October 28, 2017, the Company committed to 24 new store leases with terms of 10 to 15 years that have future minimum lease payments of approximately $42.9 million.

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
Other contractual commitments
As of October 28, 2017, the Company has other purchase commitments of approximately $5.3 million consisting of purchase agreements for materials that will be used in the construction of new stores.
Contingencies
Legal Matters
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial condition or results of operations.

(5)	Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2002 Equity Incentive Plan (the “Plan”), the Company’s board of directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7,600,000 shares under the Plan. As of October 28, 2017, 3,401,707 stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the compensation committee of the Company’s board of directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity under the Plan was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance as of January 28, 2017	866,637	$29.60	6.7
Forfeited	(18,972)	37.11
Exercised	(138,312)	27.45
Balance as of October 28, 2017	709,353	29.82	6.0
Exercisable as of October 28, 2017	564,365	$28.69	5.6

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options issued during the thirty-nine weeks ended October 28, 2017.

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

RSU and PSU activity during the thirty-nine weeks ended October 28, 2017 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of January 28, 2017	275,176	$36.27	504,556	$36.91
Granted	153,915	39.99	147,552	39.65
Vested	(70,807)	34.17	(141,003)	38.15
Forfeited	(25,327)	42.40	(9,541)	33.40
Non-vested balance as of October 28, 2017	332,957	$37.97	501,564	$37.43
In connection with the vesting of RSU's and PSU's during the thirty-nine weeks ended October 28, 2017, the Company withheld 26,117 shares with an aggregate value of $1.1 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of October 28, 2017, there was $17.0 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, restricted stock units and performance-based restricted stock units) granted under the Plan. That cost is expected to be recognized over a weighted average vesting period of 2.3 years.

(6)	Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016 (dollars in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Income before income taxes	$15,147	$8,695	$54,798	$35,308
Income tax expense	$5,268	$3,248	$19,724	$13,256
Effective tax rate	34.8%	37.4%	36.0%	37.5%

The effective tax rates for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen and thirty-nine weeks ended October 28, 2017 was lower than the thirteen and thirty-nine weeks ended October 29, 2016 primarily due to discrete items, which include the impact of the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets.
The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s balance sheets as of October 28, 2017, January 28, 2017, or October 29, 2016 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen and thirty-nine weeks ended October 28, 2017 or October 29, 2016.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended January 28, 2017 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen and thirty-nine weeks ended October 28, 2017 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2017" or "fiscal 2017" refer to the period from January 29, 2017 to February 3, 2018 and consists of a 53-week fiscal year. References to "fiscal year 2016" or "fiscal 2016" refer to the period from January 31, 2016 to January 28, 2017 and consists of a 52-week fiscal year. The fiscal quarters ended October 28, 2017 and October 29, 2016 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended October 28, 2017 and October 29, 2016 refer to the thirty-nine weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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
•inability to meet our lease obligations;
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
Overview
Five Below is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the teen and pre-teen customer. We offer a dynamic, edited assortment of exciting products, all priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of October 28, 2017, we operated 625 stores in 32 states.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$257.2	$199.5	$773.4	$612.3
Cost of goods sold	173.5	135.5	517.5	414.7
Gross profit	83.6	64.0	255.9	197.6
Selling, general and administrative expenses	68.8	55.4	202.0	162.5
Operating income	14.8	8.6	53.9	35.1
Interest income, net	0.3	0.1	0.9	0.2
Income before income taxes	15.1	8.7	54.8	35.3
Income tax expense	5.3	3.2	19.7	13.3
Net income	$9.9	$5.4	$35.1	$22.1
Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.5	67.9	66.9	67.7
Gross profit	32.5	32.1	33.1	32.3
Selling, general and administrative expenses	26.8	27.8	26.1	26.5
Operating income	5.8	4.3	7.0	5.7
Interest income, net	0.1	—	0.1	—
Income before income taxes	5.9	4.4	7.1	5.8
Income tax expense	2.0	1.6	2.6	2.2
Net income	3.8%	2.7%	4.5%	3.6%
Operational Data:
Total stores at end of period	625	517	625	517
Comparable sales growth	8.5%	(0.2)%	6.9%	2.6%
Average net sales per store (2)	$0.4	$0.4	$1.3	$1.3

(1)	Components may not add to total due to rounding.

(2)	Only includes stores open during the full thirteen and thirty-nine weeks ended.

Thirteen Weeks Ended October 28, 2017 Compared to the Thirteen Weeks Ended October 29, 2016
Net Sales
Net sales increased to $257.2 million in the thirteen weeks ended October 28, 2017 from $199.5 million in the thirteen weeks ended October 29, 2016, an increase of $57.7 million, or 28.9%. The increase was the result of a non-comparable sales increase of $42.4 million and a comparable sales increase of $15.3 million. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2017 and the number of stores that opened in fiscal 2016 but have not been open for 15 full months. We plan to open 103 net new stores in fiscal 2017.
Comparable sales increased 8.5% for the thirteen weeks ended October 28, 2017 compared to the thirteen weeks ended October 29, 2016. This increase resulted from an increase of approximately 7.1% in the number of transactions in our stores and an increase of approximately 1.4% in the average dollar value of transactions.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $173.5 million in the thirteen weeks ended October 28, 2017 from $135.5 million in the thirteen weeks ended October 29, 2016, an increase of $38.0 million, or 28.1%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods resulting from the increase in net sales. Also contributing to the increase in cost of goods sold were an increase in store occupancy costs resulting from new store openings.
Gross profit increased to $83.6 million in the thirteen weeks ended October 28, 2017 from $64.0 million in the thirteen weeks ended October 29, 2016, an increase of $19.6 million, or 30.7%. Gross margin increased to 32.5% for the thirteen weeks ended October 28, 2017 from 32.1% in the thirteen weeks ended October 29, 2016, an increase of approximately 40 basis points. The increase in gross margin was primarily the result of a decrease as a percentage of net sales in store occupancy costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $68.8 million in the thirteen weeks ended October 28, 2017 from $55.4 million in the thirteen weeks ended October 29, 2016, an increase of $13.4 million, or 24.3%. As a percentage of net sales, selling, general and administrative expenses decreased approximately 100 basis points to 26.8% in the thirteen weeks ended October 28, 2017 compared to 27.8% in the thirteen weeks ended October 29, 2016. The increase in selling, general and administrative expenses was primarily the result of increases of $9.6 million in store-related expenses to support new store growth and $3.8 million of corporate-related expenses.
Income Tax Expense
Income tax expense increased to $5.3 million in the thirteen weeks ended October 28, 2017 from $3.2 million in the thirteen weeks ended October 29, 2016, an increase of $2.1 million, or 62.2%. The increase in income tax expense was primarily the result of a $6.5 million increase in pre-tax income. Our effective tax rate for the thirteen weeks ended October 28, 2017 was 34.8% compared to 37.4% in the thirteen weeks ended October 29, 2016. Our effective tax rate for the thirteen weeks ended October 28, 2017 was lower than the comparable period primarily due to discrete items, which include the impact of the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets.
Net Income
As a result of the foregoing, net income increased to $9.9 million in the thirteen weeks ended October 28, 2017 from $5.4 million in the thirteen weeks ended October 29, 2016, an increase of $4.5 million or 81.4%.

Thirty-Nine Weeks Ended October 28, 2017 Compared to the Thirty-Nine Weeks Ended October 29, 2016
Net Sales
Net sales increased to $773.4 million in the thirty-nine weeks ended October 28, 2017 from $612.3 million in the thirty-nine weeks ended October 29, 2016, an increase of $161.1 million, or 26.3%. The increase was the result of a non-comparable sales increase of $122.4 million and a comparable sales increase of $38.7 million. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2017 and the number of stores that opened in fiscal 2016 but have not been open for 15 full months. We plan to open 103 net new stores in fiscal 2017.
Comparable sales increased 6.9% for the thirty-nine weeks ended October 28, 2017 compared to the thirty-nine weeks ended October 29, 2016. This increase resulted from an increase of approximately 6.7% in the number of transactions in our stores and an increase of approximately 0.2% in the average dollar value of transactions.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $517.5 million in the thirty-nine weeks ended October 28, 2017 from $414.7 million in the thirty-nine weeks ended October 29, 2016, an increase of $102.8 million, or 24.8%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods resulting from the increase in net sales. Also contributing to the increase in cost of goods sold were an increase in store occupancy costs resulting from new store openings.

Gross profit increased to $255.9 million in the thirty-nine weeks ended October 28, 2017 from $197.6 million in the thirty-nine weeks ended October 29, 2016, an increase of $58.3 million, or 29.5%. Gross margin increased to 33.1% for the thirty-nine weeks ended October 28, 2017 from 32.3% in the thirty-nine weeks ended October 29, 2016, an increase of approximately 80 basis points. The increase in gross margin was primarily the result of decreases as a percentage of net sales in merchandise cost of goods sold and store occupancy costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $202.0 million in the thirty-nine weeks ended October 28, 2017 from $162.5 million in the thirty-nine weeks ended October 29, 2016, an increase of $39.5 million, or 24.3%. As a percentage of net sales, selling, general and administrative expenses decreased approximately 40 basis points to 26.1% in the thirty-nine weeks ended October 28, 2017 compared to 26.5% in the thirty-nine weeks ended October 29, 2016. The increase in selling, general and administrative expenses was primarily the result of increases of $26.5 million in store-related expenses to support new store growth and $13.0 million of corporate-related expenses.
Income Tax Expense
Income tax expense increased to $19.7 million in the thirty-nine weeks ended October 28, 2017 from $13.3 million in the thirty-nine weeks ended October 29, 2016, an increase of $6.4 million, or 48.8%. The increase in income tax expense was primarily the result of a $19.5 million increase in pre-tax income. Our effective tax rate for the thirty-nine weeks ended October 28, 2017 was 36.0% compared to 37.5% in the thirty-nine weeks ended October 29, 2016. Our effective tax rate for the thirty-nine weeks ended October 28, 2017 was lower than the comparable period primarily due to discrete items, which include the impact of the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets.
Net Income
As a result of the foregoing, net income increased to $35.1 million in the thirty-nine weeks ended October 28, 2017 from $22.1 million in the thirty-nine weeks ended October 29, 2016, an increase of $13.0 million or 59.1%.
Liquidity and Capital Resources
Overview
Our primary source of liquidity is cash flows from operations. Our primary cash needs are for capital expenditures and working capital.
Capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make capital expenditures of approximately $75 million in fiscal 2017, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations. We expect to incur approximately $35 million of our capital expenditure budget in fiscal 2017 to construct and open 103 net new stores, with the remainder projected to be spent on our new corporate headquarters, store relocations and remodels, distribution centers, and corporate infrastructure.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand, net cash provided by operating activities and borrowings under our Amended Revolving Credit Facility. When we have used our Amended Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. Over the past three fiscal years, to the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. We did not have any direct borrowings under our Amended Revolving Credit Facility during the thirty-nine weeks ended October 28, 2017. As of October 28, 2017, we had approximately $20.0 million available on the line of credit.

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
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
Net cash provided by (used in) operating activities	$17.0	$(2.9)
Net cash (used in) provided by investing activities	(41.1)	0.7
Net cash provided by financing activities	2.9	2.6
Net (decrease) increase during period in cash and cash equivalents (1)	$(21.2)	$0.5
(1) Components may not add to total due to rounding.

Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities for the thirty-nine weeks ended October 28, 2017 was $17.0 million, an increase of $19.9 million compared to the thirty-nine weeks ended October 29, 2016. The increase was primarily due to an increase in operating cash flows from store performance partially offset by an increase in income taxes paid and changes in overall working capital.
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the thirty-nine weeks ended October 28, 2017 was $41.1 million, an increase of $41.8 million compared to the thirty-nine weeks ended October 29, 2016. The increase was primarily due to increases in net sales, maturities, and redemptions of investment securities and capital expenditures. The increase in capital expenditures was primarily for our new store construction, our corporate infrastructure, and our distribution facilities.
Cash Provided by Financing Activities
Net cash provided by financing activities for the thirty-nine weeks ended October 28, 2017 was $2.9 million, an increase of $0.3 million compared to the thirty-nine weeks ended October 29, 2016. The increase was primarily the result of an increase in the proceeds from the exercise of options to purchase common stock and a decrease in the common shares withheld for taxes offset by a decrease in excess tax benefits related to exercises of stock options and the vesting of restricted stock units and performance-based restricted stock units driven by the impact of the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to excess income tax benefits and deficiencies being classified as an operating activity rather than a financing activity.
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
As of October 28, 2017, we had approximately $20.0 million available on the line of credit.
All obligations under the Amended Revolving Credit Facility are secured by substantially all of our assets and are guaranteed by our subsidiary. As of October 28, 2017 and October 29, 2016, we were in compliance with the covenants applicable to us under the Amended Revolving Credit Facility.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in the Annual Report. We believe that there have been no significant changes to our critical accounting policies during the thirty-nine weeks ended October 28, 2017.
Contractual Obligations
Except as set forth below, there have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business.
From January 29, 2017 to October 28, 2017, we have entered into 87 new fully executed retail leases with terms of 10 to 15 years and other lease modifications that have future minimum lease payments of approximately $158.2 million.
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
Off-Balance Sheet Arrangements
For the quarterly period ended October 28, 2017, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 clarifies the principles for recognizing revenue from contracts with customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contract with Customers: Deferral of the Effective Date." ASU 2015-14 deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods. In the first six months of fiscal 2016, the FASB issued guidance clarifying the interpretation of certain principles of ASU 2014-09. On the effective date, we may use either a full retrospective approach or a modified retrospective approach to adopt ASU 2014-09. While we are currently evaluating the impact of this ASU, it is not expected to materially impact our consolidated financial statements. Other areas which could be impacted, including the recognition of gift card breakage income, may be identified as we continue our evaluation of the ASU.
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
As of October 28, 2017, we had approximately $20 million available on the line of credit. The Amended Revolving Credit Facility reduces the interest rate payable on borrowings to be, at the our option, a per annum rate equal to (a) a prime rate or (b) a LIBOR-based rate plus a margin of 1.00%. Letter of credit fees are equal to the interest rate payable on LIBOR-based loans. The interest rate and letter of credit fees under the Amended Revolving Credit Facility are subject to an increase of 2.00% per annum upon an event of default. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended October 28, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6.EXHIBITS
(a)Exhibits

No.	Description

10.1	Employment Letter, dated October 29, 2017, by and between David Makuen and Five Below, Inc.

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

101†
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2017, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of October 28, 2017, January 28, 2017 and October 29, 2016; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended and Thirty-Nine Weeks Ended October 28, 2017 and October 29, 2016; (iii) the Unaudited Consolidated Statement of Shareholders’ Equity for the Thirty-Nine Weeks Ended October 28, 2017; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 28, 2017 and October 29, 2016 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

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

FIVE BELOW, INC.

Date: December 1, 2017	/s/ Joel D. Anderson
Joel D. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: December 1, 2017	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

10.1	Employment Letter, dated October 29, 2017, by and between David Makuen and Five Below, Inc.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2017, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of October 28, 2017, January 28, 2017 and October 29, 2016; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended and Thirty-Nine Weeks Ended October 28, 2017 and October 29, 2016; (iii) the Unaudited Consolidated Statement of Shareholders’ Equity for the Thirty-Nine Weeks Ended October 28, 2017; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 28, 2017 and October 29, 2016 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

†
Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.