Form 10-K
period 2018-02-03
FIVE BELOW, INC
filed 2018-03-22
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-35600
Five Below, Inc.
(Exact name of Registrant as specified in its charter)

Pennsylvania		75-3000378
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

701 Market Street Suite 300 Philadelphia, PA 19106 (Address of Principal Executive Office)		19106 (Zip Code)
(215) 546-7909 (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class		Name of each exchange on which registered
Common Stock, $0.01 par value per share		The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of each class		Name of each exchange on which registered
Not applicable		Not applicable
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
Large Accelerated Filer ☑    Accelerated Filer    ☐    Non-Accelerated Filer        ☐    Smaller Reporting Company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2017, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common stock (based upon the last reported sales price on The NASDAQ Global Select Market) held by non-affiliates of the registrant was approximately $2,213,100,933.
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 21, 2018 was 55,475,828.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on June 19, 2018 (hereinafter referred to as the “Proxy Statement”) are incorporated by reference into Part III of this report.

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
•inability to successfully build, operate or expand our distribution centers or network capacity;
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
•the impact of damage or interruptions to our technology systems;
•failure to maintain adequate internal controls;
•complications with the design or implementation of the new enterprise resource system;
•natural disasters, adverse weather conditions, pandemic outbreaks, global political events, war and terrorism;
•the impact of changes in tax legislation;
•current economic conditions and other economic factors;
•the impact of governmental laws and regulations;
•the impact of changes in accounting standards;
•the impact to our financial performance related to insurance programs;
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

PART I

ITEM 1. BUSINESS
General
Five Below, Inc. was incorporated in Pennsylvania in January 2002. Our principal executive office is located at 701 Market Street, Suite 300, Philadelphia, PA 19106 and our telephone number is (215) 546-7909. Our corporate website address is www.fivebelow.com. The information contained on, or accessible through, our corporate website does not constitute part of this Annual Report. As used herein, “Five Below,” the “Company,” “we,” “us,” “our” or “our business” refers to Five Below, Inc. (collectively with its wholly owned subsidiary), except as expressly indicated or unless the context otherwise requires.
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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2018" or "fiscal 2018" refer to the period from February 4, 2018 to February 2, 2019, which consists of a 52-week fiscal year. References to "fiscal year 2017" or "fiscal 2017" refer to the period from January 29, 2017 to February 3, 2018, which consists of a 53-week fiscal year. References to "fiscal year 2016" or "fiscal 2016" refer to the period from January 31, 2016 to January 28, 2017, which consists of a 52-week fiscal year. References to “fiscal year 2015” or “fiscal 2015” refer to the period from February 1, 2015 to January 30, 2016, which consists of a 52-week fiscal year. References to “fiscal year 2014” or “fiscal 2014” refer to the period from February 2, 2014 to January 31, 2015, which consists of a 52-week fiscal year. References to “fiscal year 2013” or “fiscal 2013” refer to the period from February 3, 2013 to February 1, 2014, which consists of a 52-week fiscal year. References to 2018, 2017, 2016, 2015, 2014, and 2013 are to our fiscal years unless otherwise specified.
Our Company
Five Below is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the teen and pre-teen customer. We offer a dynamic, edited assortment of exciting products, all priced at $5 and below, including select brands and licensed merchandise across a number of our category worlds: Style, Room, Sports, Tech, Create, Party, Candy and Now. We believe we are transforming the shopping experience of our target demographic with a unique merchandising strategy and high-energy retail concept that our customers consider fun and exciting. Based on management’s experience and industry knowledge, we believe our compelling value proposition and the dynamic nature of our merchandise offering have fostered universal appeal to teens and pre-teens, as well as customers across a variety of age groups beyond our target demographic.
We opened the first Five Below store in the greater Philadelphia area in 2002 and, since then, have been expanding across the Northeast, South, Midwest and West regions of the United States. As of February 3, 2018, we operated a total of 625 locations across 32 states. Our new store model assumes a store size of approximately 8,000 square feet and is typically located within power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets. We opened 103 net new stores in fiscal 2017 and plan to open approximately 125 new stores in fiscal 2018. We believe that we have the opportunity to grow our store base to more than 2,500 locations over time.
In August 2016, we commenced selling merchandise on the internet, through our fivebelow.com e-commerce website. We launched our e-commerce operation as an additional channel to serve our customers.

We believe that our business model has resulted in strong financial performance irrespective of the economic environment:

•	Our comparable sales increased by 6.5% in fiscal 2017, 2.0% in fiscal 2016, and 3.4% in fiscal 2015.

•	We expanded our store base from 437 stores at the end of fiscal year 2015 to 625 stores at the end of fiscal year 2017, representing a compounded annual growth rate of 19.6%.

•
Between fiscal 2015 and 2017, our net sales increased from $832.0 million to $1,278.2 million, representing a compounded annual growth rate of 24.0%. Over the same period, our operating income increased from $92.9 million to $157.4 million, representing a compounded annual growth rate of 30.1%.

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

•
Differentiated Shopping Experience.    We believe we have created a unique and engaging in-store and online atmosphere that customers find fun and exciting. While we refresh our products frequently, we maintain a floor layout, designed with an easy-to-navigate flow and featuring sight-lines across the entire store enabling customers to easily identify our category worlds. All of our stores feature a sound system playing trend-right music throughout the shopping day. We employ novel and dynamic techniques to display our products, including distinctive merchandise fixtures and colorful and stimulating signage. This approach makes our stores a destination, encouraging hands-on interaction with our products and conveying our value pricing. We have developed a unique culture that emanates from our employees, many of whom frequently shop at Five Below, to our customers, thereby driving a higher level of connectivity and engagement. Additionally, we believe our price points of $5 and below, coupled with our dynamic merchandising approach, create an element of discovery, driving repeat visits and customer engagement.

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

•
Highly Experienced and Passionate Senior Management Team with Proven Track Record.    Our senior management team, led by Joel Anderson, our President and Chief Executive Offer, has extensive retail experience across a broad range of disciplines, including merchandising, real estate, finance, store operations, supply chain management and information technology. Our management team drives our operating philosophy, which is based on a relentless focus on providing high-quality merchandise at exceptional value and a superior shopping experience utilizing a disciplined, low-cost operating and sourcing structure. We believe our management team is integral to our success and has positioned us well for long-term growth.

Growth Strategy
We believe we can grow our net sales and earnings by executing on the following strategies:

•
Grow Our Store Base.    We believe there is significant opportunity to expand our store base in the United States from 625 locations as of February 3, 2018 to more than 2,500 locations within the United States over time. Based upon our strategy of store densification, we expect most of our near-term growth will occur within our existing markets, as well as new markets. This strategy allows us to benefit from enhanced brand awareness and achieve operational efficiencies. We opened 85 net new stores in fiscal 2016 and 103 net new stores in fiscal 2017, and plan to open approximately 125 new stores in fiscal 2018. Our new store model assumes approximately 8,000 square feet and is primarily in-line locations within power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets. We have a talented and disciplined real estate management team and a rigorous real estate site selection process. We analyze the demographics of the surrounding trade areas and the performance of adjacent retailers, as well as traffic and specific site characteristics and other variables. As of February 3, 2018, we have executed lease agreements for the opening of 68 new stores in fiscal 2018.

•
Drive Comparable Sales.    We expect to continue generating positive comparable sales growth by continuing to hone and refine our dynamic merchandising offering and differentiated in-store shopping experience. We intend to increase our brand awareness through cost-effective marketing efforts and enthusiastic customer engagement. We believe that executing on these strategies will increase the frequency of purchases by our existing customers and attract new customers to our stores.

•
Increase Brand Awareness.    We have a cost-effective marketing strategy designed to promote brand awareness and drive store traffic. Our strategy includes the use of newspaper circulars, television, digital, and local community marketing to support existing and new market entries. We leverage our growing e-mail database, mobile website and social media presence to drive brand engagement and increased store visits within existing and new markets. We believe that our digital experience is an extension of our brand and retail stores, serving as a marketing and customer engagement tool for us. Our digital experience allows us to continue to build brand awareness and expand our customer base.

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

Our History
The Company was incorporated in Pennsylvania in January 2002 under the name of Cheap Holdings, Inc. by David Schlessinger and Thomas Vellios, who recognized a market need for a fun and affordable shopping destination aimed at our target customer. We changed our name to Five Below, Inc. in August 2002. In July 2014, Joel Anderson joined the Five Below senior management team, and in December 2014, he was appointed Chief Executive Officer effective February 1, 2015.
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
Our typical store features in excess of 4,000 stock-keeping units, or SKUs, across a number of our category worlds including Style, Room, Sports, Tech, Create, Party, Candy and Now. We focus our merchandising strategy on maintaining core categories within our stores, but aim to generate high item velocity and sell-through to keep our assortment fresh and drive repeat visits. We monitor trends in our target demographic market, historical sales trends of current and prior products and the success of new product launches to ensure that our merchandise is relevant for our customers. We have a highly planned merchandise strategy focused on trend-right and everyday products supplemented by selected opportunistic purchases from our vendors to drive traffic and therefore offer our customers a consistently exciting shopping experience.
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
Product Mix
We organize the merchandise in our stores into the following category worlds:

•
Style:    Consists primarily of accessories such as novelty socks, sunglasses, jewelry, scarves, gloves, hair accessories, athletic tops and bottoms and “attitude” t-shirts. Our beauty offering includes products such as nail polish, lip gloss, fragrance, and branded cosmetics.

•
Room:    Consists of items used to complete and personalize our customer’s living space, including glitter lamps, posters, frames, fleece blankets, plush items, pillows, candles, incense, lighting, novelty décor and related items. We also offer storage options for the customer’s room.

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

•
Create:    We offer an assortment of craft activity kits, as well as arts and crafts supplies such as crayons, markers and stickers. We also offer trend-right items for school such as backpacks, fashion notebooks and journals, novelty pens and pencils, locker accessories as well as everyday name brand items.

•	Party: Consists of party goods, decorations, gag gifts and greeting cards, as well as every day and special occasion merchandise.

•
Candy:    Consists of branded items that appeal to teens and pre-teens. This category includes an assortment of classic and novelty candy bars and movie-size box candy, seasonal-related candy as well as gum and snack food. We also sell chilled drinks via coolers.

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

Set forth below is data for the following groups of products – leisure, fashion and home, and party and snack. The percentage of net sales represented by each product group for each of the last three fiscal years was as follows:

	Percentage of Net Sales
	2017	2016	2015
Leisure	50.1%	50.0%	50.8%
Fashion and home	31.6%	31.2%	29.7%
Party and snack	18.3%	18.8%	19.5%
Total	100.0%	100.0%	100.0%
Leisure includes items such as sporting goods, games, toys, tech, books, electronic accessories, and arts and crafts. Fashion and home includes items such as personal accessories, “attitude” t-shirts, beauty offerings, home goods and storage options. Party and snack includes items such as party and seasonal goods, greeting cards, candy and other snacks, and beverages.
Our Stores
As of February 3, 2018, we operated 625 stores throughout the Northeast, South, Midwest and West regions of the United States. Our new store model assumes a store size of approximately 8,000 square feet. Our stores are primarily located in power, community and lifestyle shopping centers; approximately 3% of our stores are located in malls. The following map shows the number of stores in each of the states in which we operated and the locations of our distribution centers as of February 3, 2018.

Store Design and Layout
We present our products in a unique and engaging in-store atmosphere. We maintain a floor layout designed with an easy-to-navigate flow and featuring sight-lines across the entire store enabling customers to easily identify our category worlds. All of our stores feature a sound system playing popular music throughout the shopping day. We employ novel and dynamic techniques to display our products, including distinctive merchandise fixtures and colorful and stimulating signage, which attract customers, encourage hands-on interaction with our products and convey our value pricing. In addition to traditional perimeter and gondola shelving, racks and tables, we utilize innovative approaches such as wheelbarrows, oil drums and bins strategically placed throughout our stores. These techniques foster customer interaction with products, supporting the strong relationship we strive to develop with our customers and enhance our upbeat and vibrant shopping environment.
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
We believe there is a significant opportunity to expand our store base in the United States. We opened 103 net new stores in fiscal 2017 and we intend to open approximately 125 new stores in fiscal 2018 through expansion in existing markets and by entering new markets. We maintain a pipeline of real estate sites that have been approved by our real estate committee and have executed 68 leases through February 3, 2018 for new stores in fiscal 2018. Our recent store growth is summarized in the following table:

Period	Stores at Start of Period	Stores Opened	Stores Closed	Net Store Increase	Stores at End of Period
Fiscal 2015	366	74	3	71	437
Fiscal 2016	437	86	1	85	522
Fiscal 2017	522	104	1	103	625
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

Store Management, Culture and Training
Each of our stores is managed by a store manager and one or two assistant managers who oversee full-time and part-time team members within each store. Each store manager is responsible for the day-to-day operations of his or her store, including the unit’s operating results, maintaining a clean and appealing store environment and the hiring, training and development of personnel. We also employ regional directors who are responsible for overseeing the operations of our district managers. Our district managers are responsible for overseeing the operations of 10 to 15 stores, on average.
We are guided by a philosophy that recognizes strong sales performance and customer service, allowing us to identify and reward team members who meet our high performance standards. Store managers participate in a rewarding bonus incentive program. We also recognize individual performance through internal promotions and provide extensive opportunities for advancement.
Our employees are critical to achieving our goals, and we strive to hire talented employees with high energy levels and motivation. We have well-established store operating policies and procedures and an in-store training program for new store managers, assistant managers and staff. In addition, we have a dedicated group of training and new store opening managers who are focused on ensuring a consistent new store opening process and who leverage their extensive experience and knowledge of the Five Below culture to train new store managers. Our customer service and store procedure training programs are designed to enable associates to assist customers in a friendly manner and to help create a positive sales-driven environment and culture as well as teach successful operating practices and procedures.

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
We work with approximately 800 active vendors, with no single vendor representing more than 7% of our purchases in fiscal 2017. We sourced approximately 65% of our purchases from domestic vendors in fiscal 2017. We typically have no long-term supply agreements or exclusive arrangements with our vendors.
Distribution
We distribute over 85% of our merchandise from our approximately 800,000 square foot distribution center in Pedricktown, New Jersey and our approximately 600,000 square foot distribution center in Olive Branch, Mississippi, with the remaining merchandise shipped directly from the vendor to our stores. We realize cost savings by working with our vendors to streamline and reduce packaging to diminish shipping costs.
We generally ship merchandise from our distribution centers to our stores between two and four times a week, depending on the season and the volume of a specific store. We use contract carriers to ship merchandise to our stores. From time to time, we augment our distribution facilities with third-party warehousing.

We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional distribution centers. In June 2015, we opened a new distribution center in Pedricktown, New Jersey to support our anticipated growth. We currently occupy approximately 800,000 square feet at this distribution center and will expand to approximately one million square feet by 2019. The lease agreement, which began in fiscal 2015, will expire in 2025 with options to renew for three successive five-year periods. We are planning to lease or build new distribution centers that will open in the Southeast in 2019, the Southwest in 2020, and the Midwest in 2021 to support our growth objectives.

Marketing and Advertising
Our cost-effective marketing strategy is designed to promote brand awareness and drive store traffic with our target demographic, as well as other value-oriented customers. Our strategy includes the use of newspaper, television and digital advertising during peak selling seasons that highlight our brand and exceptional value proposition as well as local community marketing to support existing and new market entries. Additionally, we rely on the strong visibility and the presence of our store locations, email messaging and community fundraising to promote and further our brand image and drive traffic. Our digital experience, anchored by our mobile e-commerce website and social media presence is growing rapidly as we utilize Facebook, Instagram, YouTube and Snapchat to engage our customers with compelling digital content on a daily basis.
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
In addition to our marketing and advertising efforts described above, we also maintain an e-commerce website (www.fivebelow.com) and, over the last year, our online following has grown substantially. We use both our website and social media channels to highlight our featured products, value proposition, store locations, employment opportunities, and grand openings.

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
The principal basis upon which we compete is by offering a dynamic, edited assortment of trend-right products, all priced at $5 or below and including select brands and licensed merchandise, targeted at the teen and pre-teen customer. We believe we are transforming the shopping experience of our target demographic with a unique merchandising strategy and high-energy retail concept that our customers consider fun and exciting. Our success also depends in substantial part on our ability to respond quickly to trends so that we can meet the changing demands of our customers. We believe that we compare favorably relative to many of our competitors based on our merchandising strategy, edited product assortment targeted at teens and pre-teens, store environment, flexible real estate strategy and company culture. Nonetheless, certain of our competitors have greater financial, distribution, marketing and other resources than we do.

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

Employees
As of February 3, 2018, we employed approximately 2,700 full-time and 9,400 part-time personnel. Of our total employees, approximately 300 were based at our corporate headquarters in Philadelphia, Pennsylvania, approximately 300 were based at our distribution centers in Pedricktown, New Jersey and Olive Branch, Mississippi and approximately 11,500 were store employees. The number of part-time associates fluctuates depending on seasonal needs. None of our employees belong to a union or are party to any collective bargaining or similar agreement.

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
Our growth is dependent on our ability to open profitable new stores. We believe we have an opportunity to continue to grow our store base from 625 stores in 32 states as of February 3, 2018 to more than 2,500 locations over time.
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

A significant majority of our merchandise is manufactured outside the United States, and changes in the prices and flow of these goods for any reason could have an adverse impact on our operations. The United States and other countries have occasionally proposed and enacted protectionist trade legislation, which may result in changes in tariff structures and trade policies and restrictions that could increase the cost or reduce the availability of certain merchandise. In particular, recent political discourse in the United States has increasingly focused on implementing protectionist trade policies. The implementation of protectionist policies such as new import tariffs could adversely affect us because we sell products that are principally manufactured outside the United States. It has also been suggested that the United States may materially modify or withdraw from some of its existing trade agreements. Any of these or other measures, if ultimately enacted, or events relating to the manufacturers of our merchandise and the countries in which they are located, some or all of which are beyond our control, can adversely affect our ability to access suitable merchandise on acceptable terms, negatively impact our operations, increase costs and lower our margins. Such events or circumstances include, but are not limited to:

•	political and economic instability;

•	the financial instability and labor problems of the manufacturers of our merchandise;

•	the availability and cost of raw materials;

•	merchandise quality or safety issues;

•	changes in currency exchange rates;

•	the regulatory environment in the countries in which the manufacturers of our merchandise are located;

•	work stoppages or other employee rights issues;

•	inflation or deflation; and

•	transportation availability, costs and disruptions.
Moreover, negative press or reports about products manufactured outside the United States may sway public opinion, and thus customer confidence, away from the products sold in our stores. These and other factors affecting the manufacturers of our merchandise who are located outside of the United States and our access to our products could affect our financial performance adversely.
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
We maintain distribution centers in Pedricktown, New Jersey and Olive Branch, Mississippi. We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional distribution centers. During fiscal 2015, we opened a new distribution center in Pedricktown, New Jersey to support our growth objectives. We currently occupy approximately 800,000 square feet and will expand to approximately one million square feet by 2019. In addition, we are planning to lease or build new distribution centers that will open in the Southeast in 2019, the Southwest in 2020, and the Midwest in 2021 to support our growth objectives. Delays in expanding our Pedricktown, New Jersey distribution center or opening the planned new distribution centers could adversely affect our future operations by slowing store growth, which could in turn reduce sales growth. In addition, any distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as: shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of future projects, including the planned future expansion of the Pedricktown, New Jersey distribution center opening the planned new distribution centers could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that any project will be completed on time or within established budgets.
A significant disruption to our distribution network or to the timely receipt of inventory could adversely impact sales or increase our transportation costs, which would decrease our profits.
Because most of our products are distributed from our distribution centers, the unexpected loss of any one of our distribution centers, due to natural disaster or otherwise, would materially affect our operations. We also rely upon independent third-party transportation to provide goods to our stores in a timely and cost-effective manner, through deliveries to our distribution centers from vendors and then from the distribution centers or direct ship vendors to our stores. Our use of outside delivery services for shipments is subject to risks outside of our control and any disruption, unanticipated expense or operational failure related to this process could affect store operations negatively. For example, unexpected delivery delays or increases in transportation costs (including through increased fuel costs or a decrease in transportation capacity for overseas shipments or resulting from labor shortages or work stoppages) could significantly decrease our ability to generate sales and earn profits. If we change shipping companies, we could face logistical difficulties that could adversely impact deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from the independent third-party transportation providers we currently use, which would increase our costs. Additionally, long-term disruptions to the United States and international transportation infrastructure from wars, political unrest, terrorism, natural disasters, governmental budget constraints and other significant events that could lead to delays or interruptions of service could adversely affect our business. As we seek to expand our operation through the implementation of our online retail capabilities, we may face increased or unexpected demands on distribution center operations, as well as new demands on our distribution network.

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
The protection of our customer, employee and company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements that affect our business. In addition, customers have a high expectation that we will adequately protect their personal information from cyberattack or other security breaches. We have procedures and technology in place to safeguard our customers’ debit and credit card and other personal information, our employees’ private data and company records and intellectual property. While we have taken significant steps to protect customer and confidential information, the intentional or negligent actions of employees, business associates or third parties may undermine our security measures. As a result, unauthorized parties may obtain access to our data systems and misappropriate confidential data. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent the compromise of our customer transaction processing capabilities and personal data. Furthermore, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If any such compromise of our security or the security of information residing with our business associates or third parties were to occur, we could be exposed to negative publicity, government enforcement actions, private litigation or costly response measures. In addition, our reputation within the business community and with our customers may be affected, which could result in our customers discontinuing the use of debit or credit cards in our stores, or not shopping in our stores altogether. This could cause us to lose market share to our competitors and could have an adverse effect on our financial results.
We are subject to customer payment-related risks that could increase operating costs or exposure to fraud or theft, subject us to potential liability and potentially disrupt our business.
We accept payments using a variety of methods, including cash, credit and debit cards and gift cards. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. Any inability to comply with such requirements may subject us to increased risk of liability for fraudulent transactions and may adversely affect our business and operating results.
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
Our future success depends to a significant degree on the skills, experience and efforts of our executive officers, senior management, district, store, and distribution center managers, and other key personnel, including Joel Anderson, our President and Chief Executive Officer. The loss of the services of any of our executive officers, senior management, district, store, and distribution center managers, or other key personnel could have an adverse effect on our operations. Competition for skilled and experienced management in the retail industry is intense, and our future success will also depend on our ability to attract, retain and motivate qualified personnel, as a failure to attract these key personnel could have an adverse effect on our operations. We do not currently maintain key person life insurance policies with respect to our executive officers or key personnel.
Our profitability and cash flows from operations may be negatively affected if we are not successful in managing our inventory balances and inventory shrinkage.
Our inventory balance represented approximately 27% of our total assets as of February 3, 2018. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, or if our expectations about customer spending levels are inaccurate, we may have to take unanticipated markdowns to dispose of excess inventory, which also can adversely impact our financial results. We also experience inventory shrinkage, and we cannot assure you that incidences of inventory loss and theft will stay at acceptable levels or decrease in the future, or that the measures we are taking will effectively address the problem of inventory shrinkage. We continue to focus on ways to reduce these risks, but we cannot assure you that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our profitability and cash flows from operations may be negatively affected.
Our business requires that we lease substantial amounts of space and there can be no assurance that we will be able to continue to lease space on terms as favorable as the leases negotiated in the past.
We currently do not own any real estate but may in the future. Currently, we lease all of our store locations, as well as our corporate headquarters and distribution facilities in Pedricktown, New Jersey and Olive Branch, Mississippi. Our stores are leased from third parties, with typical initial lease terms of ten years. Many of our lease agreements also have additional five-year renewal options. Historically, we have been able to negotiate terms that fit within our economic model and that we believe are favorable; however, there is no guarantee that we will be able to continue to negotiate such terms. Consolidation in the commercial retail real estate market could affect our ability to successfully negotiate favorable rental terms for our stores in the future. Should significant consolidation occur, a large proportion of our store base could be concentrated with one or a few landlords that would then be in a position to dictate unfavorable terms to us due to their significant negotiating leverage. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. Increases in our occupancy costs and difficulty in identifying economically suitable new store locations could have significant negative consequences, which include:

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

Operational difficulties, including those associated with our ability to either lease or build and operate our distribution centers, could adversely impact our business.
We maintain a network of distribution centers and are planning to lease or build new distribution centers that will open in the Southeast in 2019, the Southwest in 2020, and the Midwest in 2021 to support our growth objectives. Delays in opening these new distribution centers could adversely affect our future financial performance by slowing store growth, which may in turn reduce revenue growth, or by increasing transportation costs. In addition, distribution center-related construction entails risks that could cause delays and cost overruns, such as: shortages of materials or skilled labor; work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of these projects could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that these distribution centers or any future operational projects will be completed on time or within established budgets. Additionally, potential ownership of these facilities and of additional facilities which we may lease, acquire, build and own in the future, entails risks of our ability to comply with regulations restricting the construction and operation of these facilities, as well as local community actions opposed to the location of our facilities at specific sites and the adoption of local laws restricting our operations and environmental regulations, which may impact our ability to find suitable locations, and increase the cost of sites and of constructing, leasing and operating our facilities. We also may have difficulty negotiating real estate purchase agreements or leases on acceptable terms. Failure to manage these and other similar factors effectively may affect our ability to timely build or lease new facilities, which could have a material adverse effect on our future growth and profitability.

We operate in a competitive environment and, as a result, we may not be able to compete effectively or maintain or increase our sales, market shares or margins.
We operate in a highly competitive retail environment with numerous competitors, including online retailers, some of which have greater resources or better brand recognition than we do. We compete with respect to customers, price, store location, merchandise quality and supply, assortment and presentation, in-stock consistency, customer service and employees. This competitive environment subjects us to various risks, including the ability to provide quality, trend-right merchandise to our customers at competitive prices that allow us to maintain our profitability. Because of our low price model, we may have limited ability to increase prices in response to increased costs without losing competitive position which may adversely affect our margins and financial performance. In addition, price reductions by our competitors may result in the reduction of our prices and a corresponding reduction in our profitability. Accordingly, we may face periods of intense competition in the future, which could have a material adverse effect on our profitability and results of operations.
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
Material damage to, or interruptions to, or the inability to upgrade or expand, our technology systems as a result of external factors, staffing shortages or difficulties in updating our existing technology or developing or implementing new technology could have a material adverse effect on our business or results of operations.
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
We are continuing to expand, upgrade and develop our information technology capabilities, including our point-of-sale system. If we are unable to successfully upgrade or expand our technological capabilities, including our point-of-sale system, we may not be able to take advantage of market opportunities, manage our costs and transactional data effectively, satisfy customer requirements, execute our business plan or respond to competitive pressures. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, or with maintenance or adequate support of existing systems, could also disrupt or reduce the efficiency of our operations.
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
Reporting obligations as a public company and our anticipated growth are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on the effectiveness of our internal control over financial reporting. As a result, we have incurred, and may continue to incur, substantial expenses to test our systems, to make any necessary improvements, and to hire additional personnel. At February 3, 2018, our internal control over financial reporting was effective using “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO); however, there can be no assurance that our internal control over financial reporting will be effective in future years. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our business and cause a decline in our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and harm our ability to raise capital. Failure to accurately report our financial performance on a timely basis could also jeopardize our continued listing on The NASDAQ Global Select Market or any other stock exchange on which our common stock may be listed. Delisting of our common stock on any exchange could reduce the liquidity of the market for our common stock, which could reduce the price of our stock and increase the volatility of our stock price.
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

Changes to federal, state or provincial income tax legislation could have a material adverse effect on our business and results of operations
From time to time, new tax legislation is adopted by the federal government and various states or other regulatory bodies. Significant changes in tax legislation could adversely affect our business or results of operations in a material way. On December 22, 2018, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"). The changes included in the TCJA are broad and complex. The final transition impacts of the TCJA may differ from he estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the TCJA, any legislative action to address questions that arise because of the TCJA, any changes in accounting standards for income taxes or related interpretations in response to the TCJA, or any updates or changes to estimates we have utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates. As these and other tax laws and related regulations change, our financial results could be materially impacted. Give the unpredictability of possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.
Current economic conditions and other economic factors could adversely impact our financial performance and other aspects of our business in various respects.
Weakness in the U.S. economy or other economic factors affecting disposable consumer income, such as employment levels, inflation, business conditions, fuel and energy costs, natural disasters, terrorist activities, consumer debt levels, lack of available credit, interest rates, tax rates and reform, and erosion in consumer confidence may affect our business adversely. Such factors could reduce overall consumer spending, and discretionary spending in particular, or cause customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable than other product choices, all of which could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins. We have limited or no ability to control many of these factors. Global economic uncertainty, the impact of recessions and the potential for failures or realignments of financial institutions and the related impact on available credit may impact us, our vendors and other business partners, our landlords, our customers, our service providers and our operations in an adverse manner. In addition, economic downturns may make it difficult for us to accurately forecast future demand trends, which could cause us to purchase excess inventories, resulting in increases in our inventory carrying cost, or insufficient inventories, resulting in our inability to satisfy our customer demand and potential loss of market share.
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
In addition, the expansion of our operations into California requires us to comply with a number of additional regulations. For example, California currently enforces legislation commonly referred to as "Proposition 65" that requires that "clear and reasonable" warnings be given to consumers who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity. Although we will seek to comply with the requirements of Proposition 65, there can be no assurance that we will not be adversely affected by litigation or other actions relating to Proposition 65 or future legislation that is similar or related thereto. Also, the Transparency in Supply Chains Act of 2010 in California requires us to audit our vendors with respect to risks of human trafficking and slavery and mitigate these risks in our operations. Any failure to disclose issues or other non-compliance could subject us to action by the California Attorney General or other regulatory authorities. Increased compliance costs associated with operating in California could adversely affect our business, financial condition and results of operations.

Changes in accounting standards could significantly affect our results of operations and the presentation of those results.
Changes in accounting standards, including new interpretations and applications of accounting standards, may have adverse effects on our financial condition, results of operations, and liquidity. The Financial Accounting Standards Board ("FASB") have issued and/or adopted new pronouncements that proposes numerous significant changes to current accounting standards. These new standards could significantly change the presentation of financial information and our results of operations. Additionally, the new standards may require us to make systems and other changes that increase our operating costs. Specifically, implementing the new accounting standards related to leases could require us to make significant changes to our lease management system or other accounting systems.
Our current insurance programs may expose us to unexpected costs and negatively affect our financial performance.
Our insurance coverage is subject to deductibles, limits of liability and similar provisions that we believe are prudent based on our overall operations. We may incur certain types of losses that we cannot insure or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime, and some natural disasters. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative cost trends in the insurance market, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, because of ongoing changes in healthcare law, among other things, we may experience an increase in participation in our group health insurance programs, which may lead to a greater number of medical claims. If we experience a greater number of these losses than we anticipate, it could have a material adverse effect on our business, financial condition and results of operations.
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

Furthermore, if our vendors are unable or unwilling to recall products failing to meet standards, we may be required to recall those products at a substantial cost to us.
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
Our board of directors has the authority, without action or vote of our shareholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, shares issuable upon the vesting of restricted stock units or performance-based restricted stock units, shares that may be issued to satisfy our obligations under our equity incentive plan or shares of our authorized but unissued preferred stock. We initially reserved 7,600,000 shares of common stock under our equity incentive plan for future issuances and, as of February 3, 2018, 1,324,698 shares of our common stock are issuable upon the exercise of options outstanding, the vesting of restricted stock units and the vesting of performance-based restricted stock units under that plan. We also initially reserved 500,000 shares of common stock under our employee stock purchase plan for future issuances, and as of February 3, 2018, 22,480 shares of our common stock have been issued under that plan. Exercises of these options or issuances of common stock or preferred stock could reduce your influence over matters on which our shareholders vote and, in the case of issuances of preferred stock, likely could result in your interest in us being subject to the prior rights of holders of that preferred stock.

We do not expect to pay any cash dividends for the foreseeable future.
For the foreseeable future, we do not anticipate paying any cash dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, including under agreements for indebtedness we may incur, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, if you purchase shares, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
We currently do not own any real property. In September 2016, we signed a fifteen-year lease for a new corporate headquarters location in Philadelphia, Pennsylvania to accommodate our current and anticipated future growth. We currently occupy approximately 117,000 square feet of office space and will expand into approximately 50,000 square feet of additional office space by no later than 2020. The lease agreement expires in early 2033 with three successive options to renew for additional term up to approximately fifteen years. In connection with our move to our new corporate headquarters, we paid a termination fee pursuant to the terms of the lease for our previous corporate headquarters.
Our approximately 600,000 square foot distribution center in Olive Branch, Mississippi is leased under a lease agreement expiring in 2022 with options to renew for three successive five-year periods. In June 2015, we opened a new distribution center in Pedricktown, New Jersey to support our anticipated growth. We currently occupy approximately 800,000 square feet at this distribution center and will expand to approximately one million square feet by 2019. The lease agreement expires in 2025 with options to renew for three successive five-year periods. We are planning to lease or build new distribution centers that will open in the Southeast in 2019, the Southwest in 2020, and the Midwest in 2021 to support our growth objectives.
At the end of fiscal 2017, there were 625 Five Below store locations in 32 states. All of our stores are leased from third parties. These leases typically have ten-year terms with additional five-year renewal options, and many provide us with the option to terminate early under specified conditions. In addition to future minimum lease payments, some of our store leases provide for additional rental payments based on a percentage of net sales if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Global Select Market under the symbol “FIVE.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Select Market:

Fiscal 2017	High	Low
First Quarter (January 29, 2017 - April 29, 2017)	$49.86	$37.14
Second Quarter (April 30, 2017 - July 29, 2017)	$54.13	$44.30
Third Quarter (July 30, 2017 - October 28, 2017)	$58.07	$46.00
Fourth Quarter (October 29, 2017 - February 3, 2018)	$73.55	$54.82

Fiscal 2016	High	Low
First Quarter (January 31, 2016 - April 30, 2016)	$43.42	$32.03
Second Quarter (May 1, 2016 - July 30, 2016)	$52.70	$36.76
Third Quarter (July 31, 2016 - October 29, 2016)	$51.20	$35.22
Fourth Quarter (October 30, 2016 - January 28, 2017)	$45.32	$35.03

On February 2, 2018 (the last trading day of fiscal 2017), the last reported sale price on the NASDAQ Global Select Market of our common stock was $62.94 per share. As of March 9, 2018, we had approximately 60,374 holders of record of our common stock.

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
The following graph compares the cumulative total shareholder return on our common stock from July 19, 2012 (the date our common stock commenced trading on the NASDAQ Global Select Market) through February 3, 2018, with the return on (i) the NASDAQ Global Market Composite Index and (ii) the NASDAQ US Benchmark Retail Index over the same period. This graph assumes an initial investment of $100 and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	7/29/2012	2/1/2013	1/31/2014	1/30/2015	1/29/2016	1/27/2017	2/2/2018
FIVE BELOW, INC.	$100.00	$140.00	$138.30	$125.70	$132.90	$141.90	$237.50
NASDAQ GLOBAL MARKET COMPOSITE INDEX	$100.00	$107.20	$138.40	$156.30	$155.60	$190.90	$244.10
NASDAQ US BENCHMARK RETAIL INDEX	$100.00	$111.00	$132.70	$161.50	$168.00	$182.50	$242.80

Dividends
During the past five fiscal years, we have not declared, and currently do not plan to declare in the foreseeable future, dividends on shares of our common stock. We currently intend to retain any future earnings for use in the operation and expansion of our business. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant. In addition, the terms of our revolving credit facility contain restrictions on our ability to pay dividends.
Issuer Purchases of Equity Securities
There were no reportable repurchases of our common stock during the fourth fiscal quarter of 2017.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected financial and other data as of and for the periods indicated. The selected financial data for fiscal 2017, 2016 and 2015 and selected consolidated balance sheet data as of February 3, 2018 and January 28, 2017 have been derived from our consolidated financial statements audited by KPMG LLP, our independent registered public accounting firm, included elsewhere in this Annual Report. The selected financial data for fiscal 2014 and fiscal 2013, and the selected balance sheet data as of January 30, 2016, February 1, 2015, and February 2, 2014, have been derived from our audited consolidated financial statements that have not been included in this Annual Report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected financial data in conjunction with the consolidated financial statements and accompanying notes and the information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.
We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31st of the following year. The reporting periods contained in the following table consist of 53 weeks of operations in fiscal 2017 and 52 weeks of operations in each of fiscal 2016, 2015, 2014, and 2013, respectively.

	Fiscal Year
	2017	2016	2015	2014	2013
	(in millions, except share and per share data)
Consolidated Statements of Operations Data (1):
Net sales	$1,278.2	$1,000.4	$832.0	$680.2	$535.4
Cost of goods sold	814.8	643.4	540.0	442.4	347.4
Gross profit	463.4	357.0	291.9	237.8	188.0
Selling, general and administrative expenses (2)	306.0	243.1	199.0	160.8	134.3
Operating income	157.4	114.0	92.9	77.0	53.7
Interest income, net	1.5	0.3	—	0.1	1.5
Loss on debt extinguishment	—	—	—	0.2	0.3
Other expense	—	—	0.3	—	—
Income before income taxes	158.8	114.3	92.7	76.7	52.0
Income tax expense	56.4	42.4	35.0	28.6	19.8
Net income	102.5	71.8	57.7	48.0	32.1
Net income attributable to participating securities	—	—	—	—	(0.5)
Net income attributable to common shareholders	$102.5	$71.8	$57.7	$48.0	$31.7
Per Share Data:
Basic income per common share (3)	$1.86	$1.31	$1.06	$0.89	$0.59
Diluted income per common share (3)	$1.84	$1.30	$1.05	$0.88	$0.59
Weighted average shares outstanding:
Basic shares	55,208,246	54,845,708	54,513,622	54,219,801	53,294,805
Diluted shares	55,561,472	55,128,870	54,793,301	54,573,855	53,741,860

	Fiscal Year
	2017	2016	2015	2014	2013
	(in millions, except total stores data)
Consolidated Statements of Cash Flows Data (1):
Net cash provided by (used in):
Operating activities	$167.4	$106.6	$87.9	$61.4	$31.2
Investing activities	$(139.2)	$(86.8)	$(99.4)	$(32.3)	$(25.9)
Financing activities	$8.4	$3.1	$1.4	$(16.1)	$(11.2)
Other Operating and Financial Data (1):
Total stores at end of period	625	522	437	366	304
Comparable sales growth	6.5%	2.0%	3.4%	3.4%	4.0%
Average net sales per store (4)	$2.2	$2.0	$2.0	$1.9	$1.9
Capital expenditures	$67.8	$44.8	$53.1	$32.3	$25.9
Consolidated Balance Sheet Data (1):
Cash and cash equivalents	$112.7	$76.1	$53.1	$63.2	$50.2
Short-term investment securities	132.0	77.8	46.3	—	—
Total current assets	479.4	339.8	264.7	199.0	156.3
Total assets	695.7	500.5	393.3	294.1	232.1
Total current liabilities	164.5	116.6	102.2	79.4	79.7
Total liabilities	237.2	169.1	148.8	119.9	115.2
Total shareholders’ equity	$458.6	$331.4	$244.5	$174.3	$116.9

(1)	Components may not add to total due to rounding.

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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2018" or "fiscal 2018" refer to the period from February 4, 2018 to February 2, 2019, which consists of a 52-week fiscal year. References to "fiscal year 2017" or "fiscal 2017" refer to the period from January 29, 2017 to February 3, 2018, which consists of a 53-week fiscal year. References to "fiscal year 2016" or "fiscal 2016" refer to the period from January 31, 2016 to January 28, 2017, which consists of a 52-week fiscal year. References to “fiscal year 2015” or “fiscal 2015” refer to the period from February 1, 2015 to January 30, 2016, which consists of a 52-week fiscal year. References to “fiscal year 2014” or “fiscal 2014” refer to the period from February 2, 2014 to January 31, 2015, which consists of a 52-week fiscal year. References to “fiscal year 2013” or “fiscal 2013” refer to the period from February 3, 2013 to February 1, 2014, which consists of a 52-week fiscal year. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.
Overview
Five Below is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the teen and pre-teen customer. We offer a dynamic, edited assortment of exciting products, all priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of February 3, 2018, we operated 625 stores in 32 states. In August 2016, we commenced selling merchandise on the internet, through our fivebelow.com e-commerce website. We launched our e-commerce operation as an additional channel to service our customers. All e-commerce sales, which includes shipping and handling revenue, are included in net sales and beginning with the third fiscal quarter of 2016, are included in comparable sales. Our e-commerce expenses will have components classified as both cost of goods sold and selling, general and administrative expenses.
We believe that our business model has resulted in strong financial performance irrespective of the economic environment. Our comparable sales increased by 6.5% in fiscal 2017, 2.0% in fiscal 2016 and 3.4% in fiscal 2015. Between fiscal 2015 and fiscal 2017, our net sales increased from $832.0 million to $1,278.2 million, representing a compounded annual growth rate of 24.0%. Over the same period, our operating income increased from $92.9 million to $157.4 million, representing a compounded annual growth rate of 30.1%. In addition, we expanded our store base from 437 stores at the end of fiscal 2015 to 625 stores at the end of fiscal 2017. We plan to open approximately 125 new stores in fiscal 2018.
We expect to continue our strong growth in the future. By offering trend-right merchandise at a differentiated price point of $5 and below, our stores have been successful in varying geographic regions, population densities and real estate settings. We operate stores in 32 states in the Northeast, South, Midwest and West regions of the United States. We are primarily located in power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets with trade areas including at least 100,000 people in the specified market. We believe we have the opportunity to expand our store base in the United States from 625 locations as of February 3, 2018 to more than 2,500 locations over time. Our ability to open profitable new stores depends on many factors, including our ability to identify suitable markets and sites; negotiate leases with acceptable terms; achieve brand awareness in the new markets; efficiently source and distribute additional merchandise; and achieve sufficient levels of cash flow and financing to support our expansion.
On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted. The TCJA includes a numbers of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. We will continue to analyze additional information and guidance related to the TCJA as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. See discussion below under "Income Tax Expense" for further information about the tax benefits and expenses that we recognized this year. As a result of the TCJA, we expect that the effective tax rate in fiscal 2018 will be approximately 24.5%. In fiscal 2018 and future years, we may invest a portion of any savings generated by the TCJA into expenses that could significantly increase and impact the comparability between periods of Cost of Goods Sold and Gross Profit, Selling, General and Administrative Expenses and Operating Income.
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
Over the past five years we have invested a significant amount of capital in infrastructure and systems necessary to support our future growth and we expect to incur additional capital expenditures related to expansion of our infrastructure and systems in future periods. In fiscal 2013, we opened our second distribution center in Olive Branch, Mississippi and expanded our corporate headquarters to support our growth. In June 2015, we opened a new distribution center in Pedricktown, New Jersey to support our anticipated growth. We occupy approximately 800,000 square feet in our Pedricktown, New Jersey distribution center and will expand to approximately one million square feet by 2019. We are planning to lease or build new distribution centers that will open in the Southeast in 2019, the Southwest in 2020, and the Midwest in 2021 to support our growth objectives. In fiscal 2015, we invested in a new ERP and began the multi-year implementation of the ERP, which is designed to enhance functionality and provide timely information to the Company's management team related to the operation of the business. In September 2016, we signed a 15-year lease for a new corporate headquarters location in Philadelphia, Pennsylvania to accommodate our current and anticipated future growth. We currently occupy approximately 117,000 square feet of office space and will expand into approximately 50,000 square feet of additional office space by no later than 2020. In addition, the timing and amount of investments in our infrastructure and systems could affect the comparability of our results of operations in future periods.
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

Comparable sales exclude the 53rd week of sales for 53-week fiscal years. Fiscal 2017 comparable sales were calculated using a 52-week comparable period through the week ending January 27, 2018. In the 52-week fiscal year subsequent to a 53-week fiscal year, we exclude the sales in the non-comparable week from the same-store sales calculation.
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

	Fiscal Year
	2017	2016	2015
	(in millions, except total stores)
Consolidated Statements of Operations Data (1):
Net sales	$1,278.2	$1,000.4	$832.0
Cost of goods sold	814.8	643.4	540.0
Gross profit	463.4	357.0	291.9
Selling, general and administrative expenses	306.0	243.1	199.0
Operating income	157.4	114.0	92.9
Interest income, net	1.5	0.3	—
Other expense	—	—	0.3
Income before income taxes	158.8	114.3	92.7
Income tax expense	56.4	42.4	35.0
Net income	$102.5	$71.8	$57.7
Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	63.7%	64.3%	64.9%
Gross profit	36.3%	35.7%	35.1%
Selling, general and administrative expenses	23.9%	24.3%	23.9%
Operating income	12.3%	11.4%	11.2%
Interest income, net	0.1%	—%	—%
Other expense	—%	—%	—%
Income before income taxes	12.4%	11.4%	11.1%
Income tax expense	4.4%	4.2%	4.2%
Net income	8.0%	7.2%	6.9%
Operational Data:
Total stores at end of period	625	522	437
Comparable sales growth	6.5%	2.0%	3.4%
Average net sales per store (2)	$2.2	$2.0	$2.0

(1)	Components may not add to total due to rounding.

(2)	Only includes stores open during the full fiscal year.

Fiscal Year 2017 Compared to Fiscal Year 2016
Net Sales
Net sales increased to $1,278.2 million in fiscal year 2017 from $1,000.4 million in fiscal year 2016, an increase of $277.8 million, or 27.8%. The increase was the result of a non-comparable sales increase of $217.3 million and a comparable sales increase of $60.5 million. In fiscal year 2017, we opened 103 net new stores compared to 85 net new stores in fiscal year 2016. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2017 and the number of stores that opened in fiscal 2016 but have not been open for 15 full months and includes approximately $15.7 million of sales contributed by the 53rd week in fiscal 2017.
Comparable sales increased 6.5% for fiscal year 2017 compared to fiscal year 2016. This increase resulted from an increase of approximately 5.8% in the number of transactions and an increase of approximately 0.7% in the average dollar value of transactions.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $814.8 million in fiscal year 2017 from $643.4 million in fiscal year 2016, an increase of $171.4 million, or 26.6%. The increase in cost of goods sold was primarily the result of an increase in the merchandise costs of goods resulting from an increase in sales. Also contributing to the increase in cost of goods sold was an increase in store occupancy costs resulting from new store openings.
Gross profit increased to $463.4 million in fiscal year 2017 from $357.0 million in fiscal year 2016, an increase of $106.4 million, or 29.8%. Gross margin increased to 36.3% for fiscal year 2017 from 35.7% in fiscal year 2016, an increase of approximately 60 basis points. The increase in gross margin was primarily the result of decreases as a percentage of sales in store occupancy costs and merchandise cost of goods sold.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $306.0 million in fiscal year 2017 from $243.1 million in fiscal year 2016, an increase of $62.9 million, or 25.9%. As a percentage of net sales, selling, general and administrative expenses decreased approximately 40 basis points to 23.9% in fiscal year 2017 compared to 24.3% in fiscal year 2016. The increase in selling, general and administrative expenses was the result of increases of $42.0 million in store-related expenses to support new store growth and our marketing initiatives and $20.9 million of corporate-related expenses.
Income Tax Expense
Income tax expense increased to $56.4 million in fiscal year 2017 from $42.4 million in fiscal year 2016, an increase of $14.0 million, or approximately 33.0%. This increase in income tax expense was primarily the result of a $44.6 million increase in pre-tax net income. Our effective tax rate for fiscal year 2017 was 35.5% compared to 37.1% in fiscal year 2016. The decrease in our effective tax rate was primarily driven by discrete items, which include the impact of the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets, and the impact of tax reform as a result of the Tax Cuts and Jobs Act ("TCJA").
The TCJA includes a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate tax rate from 35% to 21%, for tax years beginning after December 31, 2017. We recorded an additional expense of $1.5 million in deferred income tax expense for the remeasurement of our net deferred tax asset at the 21% tax rate. Additionally, and in accordance with Section 15 of the Internal Revenue Code, we utilized a blended rate of 33.7% for our fiscal 2017 tax year, by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date as compared with the 35% for the 2016 tax year. The effect of this blended rate change is a benefit of $2.0 million. The TCJA also provides for acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as prospective changes beginning in 2018, including additional limitations on deductibility of executive compensation and employee meal benefits. As a result of the TCJA, we expect that the effective tax rate in fiscal 2018 will be approximately 24.5%.

The net $0.5 million benefit represents what we believe is the impact of the TCJA in the current year. As the benefit is based on currently available information and interpretations, which are continuing to evolve, the benefit should be considered provisional. We will continue to analyze additional information and guidance related to the TCJA as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. The final impacts may differ from the recorded amounts as of February 3, 2018, and we will continue to refine such amounts within the measurement period provided by Staff Accounting Bulletin No. 118.
Net Income
As a result of the foregoing, net income increased to $102.5 million in fiscal year 2017 from $71.8 million in fiscal year 2016, an increase of approximately $30.7 million, or 42.6%.
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
Comparable sales increased 2.0% for fiscal year 2016 compared to fiscal year 2015. This increase resulted from an increase of approximately 2.4% in the average dollar value of transactions partially offset by a decrease of approximately 0.4% in the number of transactions.
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
Capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make capital expenditures of approximately $137 million in fiscal 2018, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations. We expect to incur approximately $38 million of our capital expenditure budget in fiscal 2018 to construct and open approximately 125 new stores, with the remainder projected to be spent on distribution centers, store relocations and remodels, our new corporate headquarters, and corporate infrastructure.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand, net cash provided by operating activities and borrowings under our Amended Revolving Credit Facility and Revolving Credit Facility. When we have used our Amended Revolving Credit Facility and Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. We did not have any direct borrowings under our Amended Revolving Credit Facility during fiscal year 2017.
On March 20, 2018, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of our stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. There can be no assurances that any such repurchases will be completed, or as to the timing or amount of any repurchases.
Based on our growth plans, we believe that our cash position which includes our cash equivalents and short-term investments, net cash provided by operating activities and availability under our Amended Revolving Credit Facility will be adequate to finance our planned capital expenditures, authorized share repurchases and working capital requirements over the next 12 months and for the foreseeable future thereafter. If cash flows from operations and borrowings under our Amended Revolving Credit Facility are not sufficient or available to meet our requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current shareholders.

Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Fiscal Year
	2017	2016	2015

Net cash provided by operating activities	$167.4	$106.6	$87.9
Net cash used in investing activities	(139.2)	(86.8)	(99.4)
Net cash provided by financing activities	8.4	3.1	1.4
Net increase (decrease) during period in cash and cash equivalents (1)	$36.6	$23.0	$(10.1)
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for fiscal 2017 was $167.4 million, an increase of $60.8 million compared to fiscal 2016. The increase was primarily due to an increase in operating cash flows from store performance partially offset by an increase in income taxes paid. During fiscal 2017, we added 103 net new stores and expect to add approximately 125 new stores in fiscal 2018.
Net cash provided by operating activities for fiscal 2016 was $106.6 million, an increase of $18.7 million compared to fiscal 2015. The increase was primarily due to an increase in operating cash flows from store performance and a decrease in income taxes paid offset by changes in overall working capital. During fiscal 2016, we added 85 net new stores.

Cash Used in Investing Activities
Net cash used in investing activities for fiscal 2017 was $139.2 million, an increase of $52.4 million compared to fiscal 2016. The increase was primarily due to increases in net purchases of investment securities and capital expenditures. The increase in capital expenditures was primarily for our new store construction, our corporate infrastructure, and our distribution facilities.
Net cash used in investing activities for fiscal 2016 was $86.8 million, a decrease of $12.6 million compared to fiscal 2015. The decrease was primarily due to decreases in capital expenditures and net purchases of investment securities. The decrease in capital expenditures was primarily due to cash outflows related to our new distribution center in Pedricktown, New Jersey during fiscal 2015.

Cash Provided by Financing Activities
Net cash provided by financing activities for fiscal year 2017 was $8.4 million, an increase of $5.2 million compared to fiscal 2016. The increase was primarily the result of increases in the proceeds from the exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units and a decrease in the common shares withheld for taxes offset by a decrease in excess tax benefits related to exercises of stock options and the vesting of restricted stock units and performance-based restricted stock units driven by the impact of the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to excess income tax benefits and deficiencies being classified as an operating activity rather than a financing activity.
Net cash provided by financing activities for fiscal year 2016 was $3.1 million, an increase of $1.7 million compared to fiscal 2015. The increase was primarily the result of increases in the proceeds from the exercise of options and excess tax benefits related to exercises of stock options and the vesting of restricted stock units and performance-based restricted stock units, partially offset by an increase in common shares withheld for taxes.
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
As of February 3, 2018, we had approximately $20.0 million available on the line of credit. As of January 28, 2017, the Company had approximately $20.0 million available on the line of credit of which $19.7 million was available and $0.3 million was issued on an outstanding letter of credit obligation.
All obligations under the Amended Revolving Credit Facility are secured by substantially all of our assets and are guaranteed by our subsidiary. As of February 3, 2018, we were in compliance with the covenants applicable to us under the Amended Revolving Credit Facility.
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
Inventories
Inventories consist of finished goods purchased for resale, including freight, and are stated at the lower of cost and net realizable value, at the individual product level. Cost is determined on a weighted average cost method. The market value used in the lower of cost or market analysis is subject to the effects of consumer demands, customer preferences and the broader economy. The effects of the previously listed criteria are not controllable by management. Our management reviews inventory levels in order to identify obsolete and slow-moving merchandise as these factors can indicate a decline in the market value of inventory on hand. Inventory cost is reduced when the selling price less costs of disposal is below cost. We accrue an estimate for inventory shrink for the period between the last physical count and the balance sheet date. The shrink estimate can be affected by changes in merchandise mix and changes in actual shrink trends. These estimates are derived using available data and our historical experience. Our estimates may be impacted by changes in certain underlying assumptions and may not be indicative of future activity.
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed for impairment using factors including, but not limited to, our future operating plans and projected cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In the event of a store closure, we will record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Based on the analysis performed, our management believes that there was no impairment of long-lived assets for each of the 2017, 2016 and 2015 fiscal years. The impairment loss analysis requires management to apply judgment and make estimates.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted. The TCJA includes a numbers of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. We will continue to analyze additional information and guidance related to the TCJA as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. In fiscal 2018 and future years, we may invest a portion of any savings generated by the TCJA into expenses that could significantly increase and impact the comparability between periods of Cost of Goods Sold and Gross Profit, Selling, General and Administrative Expenses and Operating Income.
Share-Based Compensation
Our share-based compensation expense is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).
We recognize compensation expense based on the estimated grant date fair value of restricted stock units ("RSU") and performance-based restricted stock units ("PSU"). RSU and PSU vest in accordance with vesting conditions set by the compensation committee of our board of directors. RSU's granted to date have vesting periods ranging from less than one year to five years from the date of grant. PSU's granted to date have vesting periods ranging from one year to five years from the date of grant, including grants that have a cumulative three year performance period, subject to satisfaction of the applicable performance goals established for the respective grant. We periodically assess the probability of achievement of the performance criteria and adjusts the amount of compensation expense accordingly. Compensation is recognized over the vesting period and adjusted for the probability of achievement of the performance criteria.
We recognize compensation expense based on the Black-Scholes option-pricing model for grants of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by a number of assumptions, such as our common stock fair value, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends. As a result, if any of the inputs or assumptions used in the Black-Scholes model change significantly, share-based compensation for future awards may differ materially compared with the awards granted previously.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 clarifies the principles for recognizing revenue from contracts with customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date." ASU 2015-14 deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods. In the first six months of fiscal 2016, the FASB issued guidance clarifying the interpretation of certain principles of ASU 2014-09. On the effective date, we will adopt the provisions of ASU 2014-09 on a modified retrospective basis through an immaterial cumulative adjustment that will impact the opening balance of retained earnings related to the recognition of gift card breakage. These estimates may be refined as we finalize the implementation effort required to adopt the standard. In order to determine the impact of ASU 2014-09, our assessment included a detailed review of our revenue streams and a comparison of our historical accounting policies and practices to the new standard.
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

Contractual Obligations
The following table summarizes, as of February 3, 2018, our minimum rental commitments under operating lease agreements including assumed extensions, minimum payments for long-term debt and other obligations in future periods:

(In millions)	Payments Due By Period
	Total (1)	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (2)	$948.0	$117.6	$244.1	$220.4	$365.9
Purchase obligations (3)	4.9	4.9	—	—	—
Total	$952.9	$122.5	$244.1	$220.4	$365.9

(1)	The amounts in this table exclude obligations under employment agreements. For a discussion of the compensation of our executive officers, see Part III, Item 11 “Executive Compensation”.

(2)
Our store leases generally have initial lease terms of 10 years and include renewal options on substantially the same terms and conditions as the original lease. Also included in operating leases are our leases for the corporate office, distribution centers and other.

(3)
Purchase obligations are primarily for materials that will be used in the construction of new stores and purchase commitments for infrastructure and systems that will be used by the corporate office and distribution centers.

From February 4, 2018 to March 22, 2018, we committed to 15 new store leases with terms of 10 years that have future minimum lease payments of approximately $28.9 million.

Off Balance Sheet Arrangements
For the fiscal year ended February 3, 2018, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

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
As of February 3, 2018, we had approximately $20 million available on the line of credit. The Amended Revolving Credit Facility reduces the interest rate payable on borrowings to be, at the our option, a per annum rate equal to (a) a prime rate or (b) a LIBOR-based rate plus a margin of 1.00%. Letter of credit fees are equal to the interest rate payable on LIBOR-based loans. The interest rate and letter of credit fees under the Amended Revolving Credit Facility are subject to an increase of 2.00% per annum upon an event of default. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIVE BELOW, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Five Below, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Five Below, Inc. (the “Company”) as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 3, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 3, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 22, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 2002.
Philadelphia, Pennsylvania
March 22, 2018

FIVE BELOW, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	February 3, 2018	January 28, 2017
Assets
Current assets:
Cash and cash equivalents	$112,669	$76,088
Short-term investment securities	131,958	77,791
Inventories	187,037	154,448
Prepaid income taxes	2,264	1,552
Prepaid expenses and other current assets	45,434	29,910
Total current assets	479,362	339,789
Property and equipment, net	180,349	138,376
Deferred income taxes	6,676	11,039
Long-term investment securities	27,702	10,514
Other assets	1,619	818
	$695,708	$500,536

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—
Accounts payable	73,033	51,178
Income taxes payable	25,275	23,939
Accrued salaries and wages	22,906	10,794
Other accrued expenses	43,246	30,652
Total current liabilities	164,460	116,563
Deferred rent and other	72,690	52,568
Total liabilities	237,150	169,131
Commitments and contingencies (note 4)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,438,089 and 54,904,954 shares, respectively.	554	549
Additional paid-in capital	346,300	321,603
Retained earnings	111,704	9,253
Total shareholders’ equity	458,558	331,405
	$695,708	$500,536
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Fiscal Year
	2017	2016	2015
Net sales	$1,278,208	$1,000,410	$831,954
Cost of goods sold	814,795	643,373	540,020
Gross profit	463,413	357,037	291,934
Selling, general and administrative expenses	306,022	243,075	198,993
Operating income	157,391	113,962	92,941
Interest income, net	1,458	299	40
Other expense	—	—	325
Income before income taxes	158,849	114,261	92,656
Income tax expense	56,398	42,421	34,976
Net income	$102,451	$71,840	$57,680
Basic income per common share	$1.86	$1.31	$1.06
Diluted income per common share	$1.84	$1.30	$1.05
Weighted average shares outstanding:
Basic shares	55,208,246	54,845,708	54,513,622
Diluted shares	55,561,472	55,128,870	54,793,301
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share and per share data)

	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Total shareholders’ equity

	Shares	Amount
Balance, February 1, 2015	54,420,228	$544	$293,992	$(120,267)	$174,269
Share-based compensation expense	—	—	10,876	—	10,876
Issuance of unrestricted stock awards	7,947	—	280	—	280
Exercise of options to purchase common stock	115,364	2	910	—	912
Vesting of restricted stock units	51,546	—	—	—	—
Common shares withheld for taxes	(9,462)	—	(322)	—	(322)
Excess tax benefit related to exercises of stock options	—	—	608	—	608
Issuance of common stock to employees under employee stock purchase plan	5,018	—	178	—	178
Net income	—		—	57,680	57,680
Balance, January 30, 2016	54,590,641	546	306,522	(62,587)	244,481
Share-based compensation expense	—	—	11,655	—	11,655
Issuance of unrestricted stock awards	6,781	—	280		280
Exercise of options to purchase common stock	225,767	2	3,287	—	3,289
Vesting of restricted stock units	123,428	1	—	—	1
Common shares withheld for taxes	(46,750)	—	(1,904)	—	(1,904)
Excess tax benefit related to exercises of stock options, vesting of restricted stock units, and vesting of performance-based restricted stock units	—	—	1,555	—	1,555
Issuance of common stock to employees under employee stock purchase plan	5,087	—	208	—	208
Net income	—	—	—	71,840	71,840
Balance, January 28, 2017	54,904,954	549	321,603	9,253	331,405
Share-based compensation expense	—	—	16,114	—	16,114
Issuance of unrestricted stock awards	4,464	—	238	—	238
Exercise of options to purchase common stock	327,980	3	9,598	—	9,601
Vesting of restricted stock units and performance-based restricted stock units	229,553	2	—	—	2
Common shares withheld for taxes	(33,327)	—	(1,504)	—	(1,504)
Issuance of common stock to employees under employee stock purchase plan	4,465	—	251	—	251
Net income	—	—	—	102,451	102,451
Balance, February 3, 2018	55,438,089	$554	$346,300	$111,704	$458,558
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year
	2017	2016	2015
Operating activities:
Net income	$102,451	$71,840	$57,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,241	26,631	22,227
Share-based compensation expense	16,373	11,953	11,172
Deferred income tax expense (benefit)	4,363	(2,532)	(626)
Other non-cash expenses	138	109	59
Changes in operating assets and liabilities:
Inventories	(32,589)	(6,079)	(32,718)
Prepaid income taxes	(1,277)	(211)	598
Prepaid expenses and other assets	(16,366)	(14,875)	2,561
Accounts payable	19,809	(5,451)	17,578
Income taxes payable	1,902	11,997	(2,500)
Accrued salaries and wages	12,112	3,133	2,386
Deferred rent	15,886	7,855	6,398
Other accrued expenses	11,338	2,252	3,098
Net cash provided by operating activities	167,381	106,622	87,913
Investing activities:
Purchases of investment securities	(234,856)	(119,746)	(46,335)
Sales, maturities, and redemptions of investment securities	163,501	77,776	—
Capital expenditures	(67,795)	(44,794)	(53,059)
Net cash used in investing activities	(139,150)	(86,764)	(99,394)
Financing activities:
Net proceeds from issuance of common stock	251	208	178
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	9,603	3,290	912
Common shares withheld for taxes	(1,504)	(1,904)	(322)
Excess tax benefit related to exercises of stock options and vesting of restricted and performance-based restricted stock units	—	1,555	608
Net cash provided by financing activities	8,350	3,149	1,376
Net increase (decrease) in cash and cash equivalents	36,581	23,007	(10,105)
Cash and cash equivalents at beginning of year	76,088	53,081	63,186
Cash and cash equivalents at end of year	$112,669	$76,088	$53,081
Supplemental disclosures of cash flow information:
Interest paid	$4	$10	$25
Income taxes paid	$51,405	$31,762	$36,897
Non-cash investing activities
Increase in accounts payable and accrued purchases of property and equipment	$3,093	$511	$1,986
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of February 3, 2018, operated in 32 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, South Carolina, Mississippi, Louisiana, Wisconsin, Oklahoma, Minnesota and California. As of February 3, 2018 and January 28, 2017, the Company operated 625 stores and 522 stores, respectively, each operating under the name “Five Below”, and in August 2016, the Company commenced selling merchandise on the internet, through the Company's fivebelow.com e-commerce website.
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
The Company considers all highly liquid investments purchased with a maturity date of three months or less when purchased to be cash equivalents. Our cash equivalents consist of credit and debit card receivables, money market funds, corporate bonds and municipal bonds, which are classified as cash and cash equivalents in the accompanying consolidated balance sheets. The majority of payments due from banks for third-party credit card and debit card transactions resulting from customer purchases at the Company’s retail stores process within 24 to 48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. Amounts due from banks for these transactions classified as cash equivalents totaled $6.0 million and $4.3 million as of February 3, 2018 and January 28, 2017, respectively. Book overdrafts, which are outstanding checks in excess of funds on deposit, are recorded within accounts payable in the accompanying consolidated balance sheets and within operating activities in the accompanying consolidated statements of cash flows. As of February 3, 2018 and January 28, 2017, the Company had cash equivalents of $91.2 million and $36.3 million, respectively.

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

The Company’s financial instruments consist primarily of cash equivalents, short-term and long-term investment securities, accounts payable, and borrowings under a line of credit (as defined in note 3). The Company believes that: (1) the carrying value of cash equivalents and accounts payable are representative of their respective fair value due to the short-term nature of these instruments; and (2) the carrying value of the any current or future borrowings under the line of credit approximates their fair value because the line of credit’s interest rates vary with market interest rates. Under the fair value hierarchy, the fair market values of the investments in corporate bonds are level 1 while the investments in municipal bonds are level 2. The fair market values of level 2 investments are determined by management with the assistance of a third party pricing service. Since quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.
As of February 3, 2018 and January 28, 2017, the Company's short-term and long-term investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of February 3, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$117,373	$—	$177	$117,196
Municipal bonds	14,585	—	—	14,585
Total	$131,958	$—	$177	$131,781

Long-term:
Corporate bonds	$25,465	$—	$170	$25,295
Municipal bonds	2,237	—	2	2,235
Total	$27,702	$—	$172	$27,530

	As of January 28, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$45,558	$—	$98	$45,460
Municipal bonds	32,233	—	14	32,219
Total	$77,791	$—	$112	$77,679

Long-term:
Corporate bonds	$6,265	$—	$11	$6,254
Municipal bonds	4,249	8	—	4,257
Total	$10,514	$8	$11	$10,511
Short-term investment securities as of February 3, 2018 and January 28, 2017 all mature in one year or less. Long-term investment securities as of February 3, 2018 and January 28, 2017 all mature after one year but in less than three years.

(e)	Inventories
Inventories consist of finished goods purchased for resale, including freight, and are stated at the lower of cost and net realizable value, at the individual product level. Cost is determined on a weighted average cost method. Management of the Company reviews inventory levels in order to identify slow-moving merchandise and uses markdowns to clear merchandise. Inventory cost is reduced when the selling price less costs of disposal is below cost. The Company accrues an estimate for inventory shrink for the period between the last physical count and the balance sheet date. The shrink estimate can be affected by changes in merchandise mix and changes in actual shrink trends.

(f)	Prepaid Expenses and Other Current Assets
Prepaid expenses in fiscal 2017 and fiscal 2016 were $17.8 million and $13.5 million, respectively. Other current assets in fiscal 2017 and fiscal 2016 were $27.6 million and $16.4 million, respectively.

(g)	Property and Equipment
Property and equipment are stated at cost. Additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.
Depreciation and amortization is recorded using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases, if applicable. The estimated useful lives are three to ten years for furniture and fixtures and computers and equipment. Store leasehold improvements are amortized over the shorter of the useful life or the lease term plus assumed extensions, which is generally 10 years. Leasehold improvements located in the distribution centers and the new corporate headquarters are amortized over the shorter of the useful life or the lease term. Depreciation and amortization expense for property and equipment, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations, was $33.2 million, $26.6 million and $22.2 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.
Property and equipment, net, consists of the following (in thousands):

	February 3, 2018	January 28, 2017
Furniture and fixtures	$114,394	$96,491
Leasehold improvements	133,460	96,075
Computers and equipment	44,923	36,159
Construction in process	15,251	9,851
Property and equipment, gross	308,028	238,576
Less: Accumulated depreciation and amortization	(127,679)	(100,200)
Property and equipment, net	$180,349	$138,376

(h)	Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its Company's most recent analysis, management believes that no impairment of long-lived assets exists for the period ended February 3, 2018.

(i)	Deferred Financing Costs
Deferred financing costs are amortized to interest expense over the term of the related credit agreement. Amortization expense in fiscal 2017, fiscal 2016 and fiscal 2015 was $40.4 thousand, $27.0 thousand, and $27.0 thousand, respectively. As of February 3, 2018 and January 28, 2017, the Company had an immaterial balance remaining on the balance sheet.

(j)	Leases
The Company leases store locations, distribution centers, the corporate headquarters and equipment used in its operations and evaluates and classifies its leases as operating or capital leases for financial reporting purposes. Any assets held under a capital lease are included in property and equipment, net. As of February 3, 2018 and January 28, 2017, the Company had no material capital leases.

Operating lease expense is recorded on a straight-line basis over the lease term. At the inception of a lease, the Company determines the lease term, which includes periods under the exercise of renewal options that are reasonably assured. Renewal options are exercised at the Company's sole discretion. In September 2016, the Company signed a 15 year lease for a new corporate headquarters location in Philadelphia, Pennsylvania. The Company currently occupies approximately 117,000 square feet of office space and will expand into approximately 50,000 square feet of additional office space by no later than 2020. The lease agreement expires in early 2033 with three successive options to renew for additional term up to approximately fifteen years. The distribution center in Olive Branch, Mississippi is leased under a lease agreement expiring in 2022 with options to renew for three successive five-year periods. The distribution center in Pedricktown, New Jersey is leased under a lease agreement expiring in 2025 with options to renew for three successive five-year periods. Generally, the Company’s store leases have expected lease terms of ten years, which are comprised of an initial term of ten years or an initial term of five years and one assumed five-year extension, resulting in a ten-year life. The expected lease term is used to determine whether a lease is capital or operating and to calculate straight-line rent expense.
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
The following table summarizes the Company's deferred rent and other long-term liabilities balances (in thousands):

	February 3, 2018	January 28, 2017
Current:
Deferred rent (1)	$5,707	$5,519
Total current liabilities	$5,707	$5,519

Long-term:
Deferred rent	$72,547	$52,372
Other	143	196
Total long-term liabilities	$72,690	$52,568

(1)	The current portion of deferred rent is included in the other accrued expenses line item in the accompanying consolidated balance sheets.

(l)	Share-Based Compensation
The Company measures the cost of employee services received in exchange for share-based compensation based on the grant date fair value of the employee stock award. Incremental compensation costs arising from subsequent modifications of awards after the grant date must also be recognized. The Company recognizes compensation expense generally on a straight-line basis over the vesting period for the entire award based on the estimated grant date fair value of restricted stock units ("RSU") and performance-based restricted stock units ("PSU") and uses the Black-Scholes option-pricing model for grants of stock options. Share-based compensation cost recognized and included in expenses for fiscal 2017, fiscal 2016 and fiscal 2015, was $16.4 million, $12.0 million and $11.2 million, respectively.

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

(n)	Shipping and Handling Revenues and Costs
The Company includes all shipping and handling revenue from e-commerce sales in net sales. Shipping and handling costs, which are included in cost of goods sold in the accompanying consolidated statements of operations, include third-party fulfillment and shipping costs related to the Company's e-commerce operations.

(o)	Cost of Goods Sold
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

(p)	Selling, General and Administrative Expenses
Selling, general and administrative expenses include payroll and other compensation, marketing and advertising expense, depreciation and amortization expense, and other selling and administrative expenses.

(q)	Vendor Allowances
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

(r)	Store Pre-Opening Costs
Costs incurred between completion of a new store location’s construction and its opening (pre-opening costs) are charged to expense as incurred. Pre-opening costs were $6.2 million, $5.1 million and $4.9 million in fiscal 2017, fiscal 2016, and fiscal 2015, respectively, and are recorded in the accompanying consolidated statements of operations based on the nature of the expense.

(s)	Advertising Costs
Advertising costs are charged to expense the first time the advertising takes place. Advertising expenses were $30.8 million, $27.4 million and $22.2 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

(t)	Income Taxes
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
On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted. The TCJA includes a numbers of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. We will continue to analyze additional information and guidance related to the TCJA as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. In fiscal 2018 and future years, we may invest a portion of any savings generated by the TCJA into expenses that could significantly increase and impact the comparability between periods of Cost of Goods Sold and Gross Profit, Selling, General and Administrative Expenses and Operating Income.

(u)	Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

(v)	Use of Estimates
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

(w)	Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 clarifies the principles for recognizing revenue from contracts with customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date." ASU 2015-14 deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods. In the first six months of fiscal 2016, the FASB issued guidance clarifying the interpretation of certain principles of ASU 2014-09. On the effective date, the Company will adopt the provisions of ASU 2014-09 on a modified retrospective basis through an immaterial cumulative adjustment that will impact the opening balance of retained earnings related to the recognition of gift card breakage. These estimates may be refined as the Company finalizes the implementation effort required to adopt the standard. In order to determine the impact of ASU 2014-09, the Company's assessment included a detailed review of its revenue streams and a comparison of its historical accounting policies and practices to the new standard.
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

The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Fiscal Year
	2017	2016	2015
Numerator:
Net income	$102,451	$71,840	$57,680
Denominator:
Weighted average common shares outstanding - basic	55,208,246	54,845,708	54,513,622
Dilutive impact of options, restricted stock units, and employee stock purchase plan	353,226	283,162	279,679
Weighted average common shares outstanding - diluted	55,561,472	55,128,870	54,793,301
Per common share:
Basic income per common share	$1.86	$1.31	$1.06
Diluted income per common share	$1.84	$1.30	$1.05

The effects of the assumed exercise of stock options outstanding as of February 3, 2018, January 28, 2017 and January 30, 2016 for 66,624, 164,440 and 710,153 shares of common stock, respectively, were excluded from the fiscal 2017, fiscal 2016 and fiscal 2015 calculation of diluted income per common share as their impact would have been anti-dilutive.
The effects of non-vested restricted stock units outstanding as of February 3, 2018, January 28, 2017 and January 30, 2016 for 13,323, 3,600 and 6,500 shares of common stock, respectively, were excluded from the fiscal 2017, fiscal 2016 and fiscal 2015 calculation of diluted income per common share as their impact would have been anti-dilutive.
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
During fiscal 2017 the Company had no borrowings or interest expense under the Amended Revolving Credit Facility. During fiscal 2016 and fiscal 2015, the Company had no borrowings or interest expense under the Revolving Credit Facility.
As of February 3, 2018 and January 30, 2016, the Company had approximately $20.0 million available on the line of credit. As of January 28, 2017, the Company had approximately $20.0 million available on the line of credit of which $19.7 million was available and $0.3 million was issued on an outstanding letter of credit obligation.
All obligations under the Amended Revolving Credit Facility and Revolving Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the Subsidiary. As of February 3, 2018 and January 28, 2017, the Company was in compliance with the covenants applicable to it under the Amended Revolving Credit Facility and Revolving Credit Facility.

(4)	Commitments and Contingencies
Commitments
Leases
The Company leases property and equipment under non-cancelable operating leases. Certain retail store lease agreements provide for contingent rental payments if the store’s net sales exceed stated levels (percentage rents) and/or contain escalation clauses, which provide for increases in base rental payments for increases in future operating costs. Many of the Company’s leases provide for one or more renewal options for periods of five years. As of February 3, 2018, the Company’s operating lease agreements, including assumed extensions, which are generally those that take the lease to a ten-year term, expire through fiscal 2033.

The Company’s minimum rental commitments under operating lease agreements, including assumed extensions, as of February 3, 2018, are as follows (in thousands):

Fiscal Year	Retail stores	Corporate office, distribution centers and other	Total
2018	$109,199	$8,372	$117,571
2019	113,168	9,469	122,637
2020	110,162	11,277	121,439
2021	103,539	11,362	114,901
2022	94,112	11,402	105,514
Thereafter	301,391	64,547	365,938
	$831,571	$116,429	$948,000
Rent expense, including base and contingent rent under operating leases, was $98.2 million, $78.5 million and $66.0 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Contingent rents were $0.6 million, $0.5 million and $0.6 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.
From February 4, 2018 to March 22, 2018, the Company committed to 15 new store leases with terms of 10 years that have future minimum lease payments of approximately $28.9 million.
Other contractual commitments
The Company has an executive severance plan that is applicable to certain key employees that provide for, among other things, salary, bonus, severance, and change-in-control provisions. The severance and change of control provisions under these agreements provide for additional payments upon employee separation of up to approximately $7.2 million.
As of February 3, 2018, the Company has other purchase commitments of approximately $4.9 million consisting of purchase agreements for materials that will be used in the construction of new stores.
Contingencies
Legal Matters
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial condition or results of operations.

(5)	Shareholders’ Equity
As of February 3, 2018, the Company is authorized to issue 120,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock. The holders of the common stock are entitled to one vote per share of common stock and are entitled to receive dividends if declared by the board of directors. The preferred stock may be issued from time to time in series as designated by the board of directors. The designations, powers, preferences, voting rights, privileges, options, conversion rights, and other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof shall be designated by the board of directors.
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
The Five Below, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”) is intended to be qualified as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986. The number of shares of common stock reserved for issuance, which is subject to other limitations, is 500,000 shares. The ESPP allows eligible employees the opportunity to purchase, subject to limitations, shares of the Company’s common stock through payroll deductions at a discount of 10% of the fair market value of such shares on the purchase date. In fiscal 2017, the Company issued 4,465 shares of common stock under the ESPP resulting in proceeds of $0.3 million and recorded share-based compensation expense of $21.3 thousand in connection with the ESPP related to the amount of the discount. In fiscal 2016, the Company issued 5,087 shares of common stock under the ESPP resulting in proceeds of $0.2 million and recorded share-based compensation expense of $19.0 thousand in connection with the ESPP related to the amount of the discount. In fiscal 2015, the Company issued 5,018 shares of common stock under the ESPP resulting in proceeds of $0.2 million and recorded share-based compensation expense of $16.5 thousand in connection with the ESPP related to the amount of the discount.

(6) Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2002 Equity Incentive Plan (the “Plan”), the Company’s board of directors may grant stock options, restricted shares and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7,600,000 shares under the Plan. As of February 3, 2018, 3,367,530 stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s board of directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity under the Plan was as follows:

	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term
Balance as of January 31, 2015	1,160,934	$24.80	8.0
Granted	116,894	28.58
Forfeited	(73,790)	34.93
Exercised	(115,364)	7.90
Balance as of January 30, 2016	1,088,674	26.31	7.5
Granted	51,611	39.30
Forfeited	(47,881)	36.18
Exercised	(225,767)	14.55
Balance as of January 28, 2017	866,637	29.60	6.7
Granted	—	—
Forfeited	(19,172)	37.13
Exercised	(327,980)	29.27
Balance as of February 3, 2018	519,485	29.53	5.9
Exercisable as of February 3, 2018	386,785	$27.95	5.4

The Company did not grant any stock options in fiscal 2017. The fair value of each option award granted to employees in fiscal 2016 and fiscal 2015, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

The per-share weighted average grant-date fair value of stock options granted to employees in fiscal 2016 and fiscal 2015 was $18.89 and $13.67, respectively. The total intrinsic value of stock options exercised during fiscal 2017, fiscal 2016 and fiscal 2015 was $9.7 million, $6.4 million and $3.2 million, respectively. The aggregate intrinsic value of stock options exercisable and stock options outstanding as of February 3, 2018 was $13.5 million and $17.3 million, respectively. In fiscal 2017, fiscal 2016 and fiscal 2015, the Company received cash from the exercise of options of $9.6 million, $3.3 million and $0.9 million, respectively. In fiscal 2016 and fiscal 2015 excess tax benefits from option exercises and vesting of estricted and performance-based restricted stock units were $1.6 million and $0.6 million, respectively. Upon option exercise, the Company issued new shares of common stock.
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
RSU and PSU activity under the Plan was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of January 31, 2015	147,770	$35.95	392,181	$38.20
Granted	115,248	30.62	85,282	28.58
Vested	(44,574)	34.40	—	—
Forfeited	(6,762)	33.01	—	—
Non-vested balance as of January 30, 2016	211,682	33.47	477,463	36.48
Granted	127,787	41.33	127,160	39.22
Vested	(46,168)	37.95	(77,260)	38.83
Forfeited	(18,125)	34.84	(22,807)	34.20
Non-vested balance as of January 28, 2017	275,176	36.27	504,556	36.91
Granted	158,304	40.52	147,552	39.65
Vested	(88,550)	34.21	(141,003)	38.15
Forfeited	(35,376)	41.11	(15,446)	35.20
Non-vested balance as of February 3, 2018	309,554	$38.48	495,659	$37.43
In connection with the vesting of RSU's and PSU's during fiscal 2017, the Company withheld 33,327 shares with an aggregate value of $1.5 million in satisfaction of minimum tax withholding obligations due upon vesting. In connection with the vesting of RSU's during fiscal 2016, the Company withheld 46,750 shares with an aggregate value of $1.9 million in satisfaction of minimum tax withholding obligations due upon vesting. In connection with the vesting of RSU's during fiscal 2015, the Company withheld 9,462 shares with an aggregate value of $0.3 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of February 3, 2018, there was $13.5 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, restricted stock units and performance-based restricted stock units) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.2 years.

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

As of February 3, 2018, no valuation allowance has been provided for net deferred tax assets as management believes that it is more likely than not that the Company will realize all deferred tax assets as of February 3, 2018.
On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted. The TCJA includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate tax rate from 35% to 21%, for tax years beginning after December 31, 2017. The Company recorded an additional expense of $1.5 million in deferred income tax expense for the remeasurement of the Company's net deferred tax asset at the 21% tax rate. Additionally, and in accordance with Section 15 of the Internal Revenue Code, the Company utilized a blended rate of 33.7% for the Company's fiscal 2017 tax year, by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date as compared with the 35% for the 2016 tax year. The effect of this blended rate change is a benefit of $2.0 million. The TCJA also provides for acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as prospective changes beginning in 2018, including additional limitations on deductibility of executive compensation and employee meal benefits.
The net $0.5 million benefit represents what the Company believe is the impact of the TCJA in the current year. As the benefit is based on currently available information and interpretations, which are continuing to evolve, the benefit should be considered provisional. The Company will continue to analyze additional information and guidance related to the TCJA as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. The final impacts may differ from the recorded amounts as of February 3, 2018, and the Company will continue to refine such amounts within the measurement period provided by Staff Accounting Bulletin No. 118.
The components of the income tax expense are as follows (in thousands):

	Fiscal Year
	2017	2016	2015
Current:
Federal	$45,867	$40,053	$30,976
State	6,168	4,900	4,626
	52,035	44,953	35,602
Deferred:
Federal	4,606	(1,772)	349
State	(243)	(760)	(975)
	4,363	(2,532)	(626)
Income tax expense	$56,398	$42,421	$34,976
The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year
	2017	2016	2015
Statutory federal tax rate	33.7%	35.0%	35.0%
State taxes, net of federal benefit	2.4	2.4	2.6
Other	(0.6)	(0.3)	0.1
	35.5%	37.1%	37.7%

 The effective tax rate for fiscal 2017 compared to fiscal 2016 was primarily driven by discrete items, which include the impact of the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets and tax reform as result of the Tax Cuts and Jobs Act ("TCJA"). The effective tax rate for fiscal 2016 compared to fiscal 2015 was primarily impacted by discrete items and changes in the pre-tax income across state jurisdictions.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are (in thousands):

	February 3, 2018	January 28, 2017

Deferred tax assets:
Inventories	$7,370	$10,223
Deferred revenue	387	416
Accrued bonus	595	2,465
Deferred rent	20,353	22,753
Other	5,114	6,999
Deferred tax assets	33,819	42,856
Deferred tax liabilities:
Property and equipment	(25,843)	(30,349)
Other	(1,300)	(1,468)
Deferred tax liabilities	(27,143)	(31,817)
	$6,676	$11,039
The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s balance sheets as of February 3, 2018 and January 28, 2017, and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for fiscal 2017, fiscal 2016, or fiscal 2015.
The Company files a federal income tax return as well as state tax returns. The Company’s U.S. federal income tax returns for the fiscal years ended January 31, 2015 and thereafter remain subject to examination by the U.S. Internal Revenue Service. State returns are filed in various state jurisdictions, as appropriate, with varying statutes of limitation and remain subject to examination for varying periods up to three to four years depending on the state.

(8)	Employee Benefit Plan
The Company has a 401(k) Retirement Savings Plan and employees can contribute up to the maximum amount allowed under law. The Company may make discretionary matching and profit sharing contributions, which vest over a period of five years from each employee’s commencement of employment with the Company. During fiscal 2017, fiscal 2016 and fiscal 2015, the Company made matching contributions of $0.5 million, $0.5 million and $0.4 million, respectively.

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
Set forth below is data for the following groups of products: leisure, fashion and home, and party and snack. The percentage of net sales represented by each product group for each of the last three fiscal years was as follows:

	Percentage of Net Sales
	Fiscal Year
	2017	2016	2015
Leisure	50.1%	50.0%	50.8%
Fashion and home	31.6%	31.2%	29.7%
Party and snack	18.3%	18.8%	19.5%
Total	100.0%	100.0%	100.0%
Leisure includes items such as sporting goods, games, toys, tech, books, electronic accessories, and arts and crafts. Fashion and home includes items such as personal accessories, “attitude” t-shirts, beauty offerings, home goods and storage options. Party and snack includes items such as party and seasonal goods, greeting cards, candy and other snacks, and beverages.
(10) Quarterly Results of Operations and Seasonality (Unaudited)
Quarterly financial results for fiscal 2017 and fiscal 2016 were as follows: (in thousands except for per share data).

	Fiscal Year 2017 (1) (2)				Fiscal Year 2016 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$504,832	$257,175	$283,320	$232,881	$388,090	$199,475	$220,130	$192,715
Gross profit	$207,490	$83,631	$98,506	$73,786	$159,417	$64,003	$73,350	$60,267
Net income	$67,377	$9,879	$16,804	$8,391	$49,788	$5,447	$9,847	$6,758
Basic income per common share	$1.22	$0.18	$0.30	$0.15	$0.91	$0.10	$0.18	$0.12
Diluted income per common share	$1.21	$0.18	$0.30	$0.15	$0.90	$0.10	$0.18	$0.12
(1) The sum of the quarterly per share amounts may not equal per share amounts reported for the fiscal year due to rounding.
(2) The Company operates on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. Fiscal 2017 consists of a 53-week fiscal year and the fourth quarter of fiscal 2017 included an extra week, representing the 53rd week.

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

Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the fourteen weeks ended February 3, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of February 3, 2018. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of February 3, 2018, the company maintained effective internal control over financial reporting at a reasonable assurance level.
The effectiveness of the company’s internal control over financial reporting as of February 3, 2018 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report dated March 22, 2018 that appears below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Five Below, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Five Below, Inc.’s (the Company) internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 3, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 22, 2018 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 22, 2018

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is included in the “Board of Directors–Nominees for Election to the Board of Directors for a Three-Year Term Expiring at the 2021 Annual Meeting,” “Board of Directors–Members of the Board of Directors Continuing in Office for a Term Expiring at the 2019 Annual Meeting,” “Board of Directors–Members of the Board of Directors Continuing in Office for a Term Expiring at the 2020 Annual Meeting,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors–Code of Business Conduct and Ethics,” “Board of Directors–Committees of the Board of Directors,” and “Board of Directors–Director Nomination Process” sections of our proxy statement for the 2018 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is included in the “Compensation Discussion and Analysis,” “Executive Compensation,” “Board of Directors–Director Compensation,” “Board of Directors–Board Leadership Structure and Board’s Role in Risk Oversight,” “Board of Directors–Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” sections of our proxy statement for the 2018 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item 12 is included in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of our proxy statement for the 2018 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included in the “Certain Relationships and Related Party Transactions” and “Board of Directors–Director Independence” sections of our proxy statement for the 2018 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in the “Proposal 2, Ratification of Independent Registered Public Accounting Firm” section of our proxy statement for the 2018 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.

PART IV
ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(a)	1. Consolidated Financial Statements
The consolidated financial statements of the Company filed as part of this Annual Report on Form 10-K are included in Part II, Item 8 beginning on page 44.

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

10.1†
Five Below, Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 29, 2012)

10.2†
Five Below, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 1, 2016)

10.3†	Five Below, Inc. 2016 Performance Bonus Plan (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 1, 2016)

10.4a†
Form of Non-Qualified Stock Option Agreement (Employees) (used for options granted prior to May 21, 2013) (incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on April 18, 2012)

10.4b†
Form of Non-Qualified Stock Option Agreement (Employees) (used for options granted after May 21, 2013 and prior to June 30, 2014) (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 10, 2013)

10.4c†
Form of Non-Qualified Stock Option Agreement for Employees (used for options granted after June 30, 2014) (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2014)

10.5a†
Form of Non-Qualified Stock Option Agreement (Executives) (used for options granted prior to May 21, 2013) (incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on April 18, 2012)

10.5b†
Form of Non-Qualified Stock Option Agreement (Executives) (used for options granted after May 21, 2013 and prior to June 30, 2014) (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 10, 2013)

10.5c†
Form of Non-Qualified Stock Option Agreement for Executives (used for options granted after June 30, 2014) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2014)

10.6†
Form of Award Agreement for Restricted Shares under the Five Below, Inc. Equity Incentive Plan (Employees) (incorporated by reference to Exhibit 10.14 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on June 12, 2012)

10.7†
Form of Award Agreement for Restricted Shares under the Five Below, Inc. Amended and Restated Equity Incentive Plan (Directors) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2013)

10.8†	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2014)

10.9†
Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 5, 2014)

10.10†	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2016)

10.11†
Five Below, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.15 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on June 12, 2012)

10.12†
Five Below, Inc. 2012 Performance Bonus Plan (incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on June 12, 2012)

10.13†
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.17 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on May 24, 2012)

10.14†
Letter Employment Agreement, dated October 14, 2010, by and between Thomas Vellios and Five Below, Inc. (incorporated by reference to Exhibit 10.19 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on April 18, 2012)

10.15†
Amendment to Employment Agreement, dated September 28, 2011, by and between Thomas Vellios and Five Below, Inc. (incorporated by reference to Exhibit 10.20 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on April 18, 2012)

10.16†
Amendment, dated February 18, 2015, to Employment Letter, dated October 14, 2010, as amended, by and between Thomas Vellios and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2015)

10.17†
Letter Employment Agreement, dated April 16, 2012, by and between Kenneth R. Bull and Five Below, Inc. (incorporated by reference to Exhibit 10.21 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on April 18, 2012)

10.18†
Letter Employment Agreement, dated December 10, 2014, by and between Michael Romanko and Five Below, Inc. (incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2015)

10.19†
Employment Letter and Non-Disclosure Agreement, each dated June 8, 2014, by and between Joel D. Anderson and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2014)

10.20†
Amendment to Employment Letter, dated December 4, 2014, by and between Joel D. Anderson and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2014)

10.21†
Second Amendment to Employment Letter, dated July 20, 2015, by and between Joel D. Anderson and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 3, 2015)

10.22†
Employment Letter and Non-Disclosure Agreement, each dated May 21, 2014, by and between Eric M. Specter and Five Below, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2014)

10.23†
Amendment to Employment Letter, dated March 11, 2016, by and between Eric M. Specter and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2016)

10.24
Fourth Amended and Restated Loan and Security Agreement, dated May 10, 2017, among Five Below, Inc., Five Below Merchandising, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2017)

10.25†
Employment Letter, dated April 6, 2017, by and between George S. Hill and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 2, 2017)

10.26†	Five Below, Inc. Executive Severance Plan (incorporate by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 2, 2017)

10.27†
Employment Letter, dated October 29, 2017, by and between David Makuen and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 1, 2017)

10.28†	Compensation Policy for Non-Employee Directors (filed herewith)

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2017)

23.1	Consent of KPMG LLP (filed herewith)

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

101*
The following financial information from this Annual Report on Form 10-K, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of February 3, 2018 and January 28, 2017; (ii) the Consolidated Statements of Operations for Fiscal Years 2017, 2016, and 2015; (iii) the Consolidated Statements of Changes in Shareholders’ Equity For Fiscal Years 2017, 2016, and 2015; (iv) the Consolidated Statements of Cash Flows for Fiscal Years 2017, 2016, and 2015 and (v) the Notes to Consolidated Financial Statements, in each case, tagged in detail.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Philadelphia, Pennsylvania, on the 22nd day of March 2018.

FIVE BELOW, INC.
By: /s/ Joel D. Anderson
Name: Joel D. Anderson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas G. Vellios Thomas G. Vellios	Executive Chairman	March 22, 2018
/s/ Joel D. Anderson Joel D. Anderson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2018
/s/ Kenneth R. Bull Kenneth R. Bull	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 22, 2018
/s/ Kathleen S. Barclay Kathleen S. Barclay	Director	March 22, 2018
/s/ Catherine E. Buggeln Catherine E. Buggeln	Director	March 22, 2018
/s/ Michael F. Devine III Michael F. Devine III	Director	March 22, 2018
/s/ Daniel J. Kaufman Daniel J. Kaufman	Director	March 22, 2018
/s/ Dinesh Lathi Dinesh Lathi	Director	March 22, 2018
/s/ Richard L. Markee Richard L. Markee	Director	March 22, 2018
/s/ Thomas M. Ryan Thomas M. Ryan	Director	March 22, 2018
/s/ Ronald L. Sargent Ronald L. Sargent	Director	March 22, 2018

Exhibit Index

No.     Description

10.28†	Compensation Policy for Non-Employee Directors

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from this Annual Report on Form 10-K, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of February 3, 2018 and January 28, 2017; (ii) the Consolidated Statements of Operations for Fiscal Years 2017, 2016, and 2015; (iii) the Consolidated Statements of Changes in Shareholders’ Equity For Fiscal Years 2017, 2016, and 2015; (iv) the Consolidated Statements of Cash Flows for Fiscal Years 2017, 2016, and 2015 and (v) the Notes to Consolidated Financial Statements, in each case, tagged in detail.

† Management contract or compensatory plan or arrangement

* Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.