Form 10-Q
period 2018-05-05
FIVE BELOW, INC
filed 2018-06-07
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2018.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
Commission file number: 001-35600

Five Below, Inc.
(Exact name of Registrant as Specified in its Charter)

Pennsylvania	75-3000378
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

701 Market Street, Suite 300
Philadelphia, PA	19106
(Address of Principal Executive Offices)	(Zip Code)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 6, 2018 was 55,630,133.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	May 5, 2018	February 3, 2018	April 29, 2017
Assets
Current assets:
Cash and cash equivalents	$84,399	$112,669	$65,237
Short-term investment securities	189,804	131,958	113,775
Inventories	215,376	187,037	180,002
Prepaid income taxes	2,168	2,264	1,243
Prepaid expenses and other current assets	37,378	45,434	29,328
Total current assets	529,125	479,362	389,585
Property and equipment, net of accumulated depreciation and amortization of $136,983, $127,679 and $106,950, respectively.	195,885	180,349	148,561
Deferred income taxes	5,455	6,676	10,486
Long-term investment securities	2,930	27,702	6,669
Other assets	1,645	1,619	1,628
	$735,040	$695,708	$556,929

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	95,081	73,033	77,987
Income taxes payable	28,146	25,275	27,653
Accrued salaries and wages	5,936	22,906	7,650
Other accrued expenses	51,500	43,246	41,690
Total current liabilities	180,663	164,460	154,980
Deferred rent and other	76,459	72,690	57,763
Total liabilities	257,122	237,150	212,743
Commitments and contingencies (note 5)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,620,019, 55,438,089 and 55,104,131 shares, respectively.	555	554	551
Additional paid-in capital	343,369	346,300	325,991
Retained earnings	133,994	111,704	17,644
Total shareholders’ equity	477,918	458,558	344,186
	$735,040	$695,708	$556,929
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Net sales	$296,322	$232,881
Cost of goods sold	199,084	159,095
Gross profit	97,238	73,786
Selling, general and administrative expenses	72,532	61,004
Operating income	24,706	12,782
Interest income, net	1,079	309
Income before income taxes	25,785	13,091
Income tax expense	3,981	4,700
Net income	$21,804	$8,391
Basic income per common share	$0.39	$0.15
Diluted income per common share	$0.39	$0.15
Weighted average shares outstanding:
Basic shares	55,586,037	55,030,682
Diluted shares	56,001,939	55,304,742
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity

	Shares	Amount
Balance, February 3, 2018	55,438,089	$554	$346,300	$111,704	$458,558
Cumulative effect of ASC 606 adoption	—	—	—	486	486
Share-based compensation expense	—	—	2,692	—	2,692
Issuance of unrestricted stock awards	876	—	62	—	62
Exercise of options to purchase common stock	39,237	—	1,222	—	1,222
Vesting of restricted stock units and performance-based restricted stock units	243,745	2	—	—	2
Common shares withheld for taxes	(101,928)	(1)	(6,907)	—	(6,908)
Net income	—	—	—	21,804	21,804
Balance, May 5, 2018	55,620,019	$555	$343,369	$133,994	$477,918
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Operating activities:
Net income	$21,804	$8,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,304	7,290
Share-based compensation expense	2,762	4,021
Deferred income tax expense	1,221	553
Other non-cash expenses	7	26
Changes in operating assets and liabilities:
Inventories	(28,339)	(25,554)
Prepaid income taxes	96	309
Prepaid expenses and other assets	8,031	(234)
Accounts payable	24,237	24,917
Income taxes payable	2,871	3,714
Accrued salaries and wages	(16,970)	(3,144)
Deferred rent	3,390	5,524
Other accrued expenses	4,587	7,920
Net cash provided by operating activities	33,001	33,733
Investing activities:
Purchases of investment securities	(49,251)	(37,495)
Sales, maturities, and redemptions of investment securities	16,177	5,356
Capital expenditures	(22,513)	(12,820)
Net cash used in investing activities	(55,587)	(44,959)
Financing activities:
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	1,224	1,141
Common shares withheld for taxes	(6,908)	(766)
Net cash (used in) provided by financing activities	(5,684)	375
Net decrease in cash and cash equivalents	(28,270)	(10,851)
Cash and cash equivalents at beginning of period	112,669	76,088
Cash and cash equivalents at end of period	$84,399	$65,237

Supplemental disclosures of cash flow information:
Non-cash investing activities
Increase in accrued purchases of property and equipment	$1,026	$4,674
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of May 5, 2018, operated in 32 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, South Carolina, Mississippi, Louisiana, Wisconsin, Oklahoma, Minnesota and California. As of May 5, 2018 and April 29, 2017, the Company operated 658 stores and 553 stores, respectively, each operating under the name “Five Below” and in August 2016, the Company commenced selling merchandise on the internet, through the Company's fivebelow.com e-commerce website.

(b)	Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2018" or "fiscal 2018" refer to the period from February 4, 2018 to February 2, 2019, which is a 52-week fiscal year. References to "fiscal year 2017" or "fiscal 2017" refer to the period from January 29, 2017 to February 3, 2018, which is a 53-week fiscal year. The fiscal quarters ended May 5, 2018 and April 29, 2017 refer to the thirteen weeks ended as of those dates.
(c) Basis of Presentation
The consolidated balance sheets as of May 5, 2018 and April 29, 2017, the consolidated statements of operations for the thirteen weeks ended May 5, 2018 and April 29, 2017, the consolidated statement of shareholders’ equity for the thirteen weeks ended May 5, 2018 and the consolidated statements of cash flows for the thirteen weeks ended May 5, 2018 and April 29, 2017 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended May 5, 2018 and April 29, 2017. The balance sheet as of February 3, 2018, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2017 as filed with the Securities and Exchange Commission on March 22, 2018 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended February 3, 2018 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen weeks ended May 5, 2018 and April 29, 2017 are not necessarily indicative of the consolidated operating results for the year ending February 2, 2019 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.
(d) Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 clarifies the principles for recognizing revenue from contracts with customers and outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The effective date of this pronouncement is for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. On February 4, 2018, the Company adopted the pronouncement using the modified retrospective method by recognizing the cumulative effect of gift card breakage as an adjustment to retained earnings resulting in a $0.5 million increase to retained earnings. The comparative information for the years ended prior to February 4, 2018 were not restated to comply with the pronouncement.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and a liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The standard requires use of the modified retrospective transition approach. While the Company is currently evaluating this standard, given the significant amount of leases the Company is party to, the Company expects this standard will have a significant impact on the Company's consolidated financial statements from the recognition of right of use assets and related liabilities. The Company plans to adopt this pronouncement in the first quarter of fiscal 2019, coinciding with the pronouncement's effective date, and is currently compiling an inventory of arrangements containing a lease and accumulating the lease data necessary to adopt the pronouncement.
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
The Company’s financial instruments consist primarily of cash equivalents, short-term and long-term investment securities, accounts payable, and borrowings, if any, under a line of credit. The Company believes that: (1) the carrying value of cash equivalents and accounts payable are representative of their respective fair value due to the short-term nature of these instruments; and (2) the carrying value of the borrowings, if any, under the line of credit approximates fair value because the line of credit’s interest rates vary with market interest rates. Under the fair value hierarchy, the fair market values of the short-term and long-term investments in corporate bonds are level 1 while the short-term and long-term investments in municipal bonds are level 2. The fair market values of level 2 instruments are determined by management with the assistance of a third party pricing service. Since quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.
As of May 5, 2018, February 3, 2018, and April 29, 2017, the Company had cash equivalents of $60.4 million, $91.2 million and $21.6 million, respectively. The Company’s cash equivalents consist of credit and debit card receivables, money market funds, corporate bonds, and municipal bonds. Fair value for cash equivalents was determined based on level 1 inputs.

As of May 5, 2018, February 3, 2018, and April 29, 2017, the Company's short-term and long-term investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of May 5, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$177,966	$—	$505	$177,461
Municipal bonds	11,838	—	11	11,827
Total	$189,804	$—	$516	$189,288

Long-term:
Corporate bonds	$856	$—	$6	$850
Municipal bonds	2,074	—	8	2,066
Total	$2,930	$—	$14	$2,916

	As of February 3, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$117,373	$—	$177	$117,196
Municipal bonds	14,585	—	—	14,585
Total	$131,958	$—	$177	$131,781

Long-term:
Corporate bonds	$25,465	$—	$170	$25,295
Municipal bonds	2,237	—	2	2,235
Total	$27,702	$—	$172	$27,530

	As of April 29, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$65,840	$—	$49	$65,791
Municipal bonds	47,935	—	8	47,927
Total	$113,775	$—	$57	$113,718

Long-term:
Corporate bonds	$3,888	$—	$2	$3,886
Municipal bonds	2,781	7	—	2,788
Total	$6,669	$7	$2	$6,674
Short-term investment securities as of May 5, 2018, February 3, 2018, and April 29, 2017 all mature in one year or less. Long-term investment securities as of May 5, 2018, February 3, 2018, and April 29, 2017 all mature after one year but in less than three years.
(g) Prepaid Expenses and Other Current Assets
Prepaid expenses as of May 5, 2018, February 3, 2018, and April 29, 2017 were $19.8 million, $17.8 million, and $13.5 million, respectively. Other current assets as of May 5, 2018, February 3, 2018, and April 29, 2017 were $17.6 million, $27.6 million, and $15.8 million, respectively.

(2)	Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 clarifies the principles for recognizing revenue from contracts with customers. The Company adopted the standard during the thirteen weeks ended May 5, 2018 using the modified retrospective method by recognizing the cumulative effect as an adjustment to retained earnings.
Revenue Transactions
Revenue from store operations are recognized at the point of sale when control of the product is transferred to the customer at such time. Internet sales, through the Company's fivebelow.com e-commerce website, are recognized when the consumer receives the product as control transfers upon delivery. Returns subsequent to the period end are immaterial; accordingly, no reserve has been recorded. Gift card sales to customers are initially recorded as liabilities and recognized as sales upon redemption for merchandise or as breakage revenue in proportion to the pattern of redemption of the gift cards by the customer in net sales.
The transaction price for the Company’s sales are based on the item’s stated price. To the extent that the Company charges customers for shipping and handling on e-commerce sales, the Company records such amounts in net sales. Shipping and handling costs, which include fulfillment and shipping costs related to the Company's e-commerce operations, are included in costs of goods sold. The Company has chosen the pronouncement's policy election which allows it to exclude all sales taxes from net sales in the accompanying consolidated statements of operations.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and party and snack (in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	May 5, 2018		April 29, 2017
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$144,721	48.8%	$111,708	48.0%
Fashion and home	91,608	30.9%	71,441	30.7%
Party and snack	59,993	20.3%	49,732	21.3%
Total	$296,322	100.0%	$232,881	100.0%
Financial Statement Impact of Adopting ASU 2014-09
All of the Company's revenue is recognized from contracts with customers and, therefore, is subject to ASU 2014-09. The Company adopted ASU 2014-09 using a modified retrospective approach during the thirteen weeks ended May 5, 2018 and recognized the cumulative effect as an adjustment by increasing retained earnings by $0.5 million and income taxes payable by $0.1 million, and reducing accrued expenses by $0.7 million and deferred tax asset by $0.1 million. The cumulative adjustment was related to the recognition of gift card breakage. The adoption of ASU 2014-09 had an immaterial impact on the Company’s financial statements for the thirteen weeks ended May 5, 2018.

(3)	Income Per Common Share
Basic income per common share amounts are calculated using the weighted average number of common shares outstanding for the period. Diluted income per common share amounts are calculated using the weighted average number of common shares outstanding for the period and include the dilutive impact of exercised stock options as well as assumed lapse of restrictions on restricted stock awards and shares currently available for purchase under the Company's Employee Stock Purchase Plan, using the treasury stock method. Performance-based restricted stock units are considered contingently issuable shares for diluted income per common share purposes and the dilutive impact, if any, is not included in the weighted average shares until the performance conditions are met.

The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Numerator:
Net income	$21,804	$8,391
Denominator:
Weighted average common shares outstanding - basic	55,586,037	55,030,682
Dilutive impact of options, restricted stock units and employee stock purchase plan	415,902	274,060
Weighted average common shares outstanding - diluted	56,001,939	55,304,742
Per common share:
Basic income per common share	$0.39	$0.15
Diluted income per common share	$0.39	$0.15
The effects of the assumed exercise of stock options for 213,016 shares of common stock for the thirteen weeks ended April 29, 2017, were excluded from the calculation of diluted net income per share as their impact would have been anti-dilutive.
The effects of the assumed exercise of restricted stock units for 52,905 shares of common stock for the thirteen weeks ended April 29, 2017, were excluded from the calculation of diluted net income per share as their impact would have been anti-dilutive.
The aforementioned excluded shares do not reflect the impact of any incremental repurchases under the treasury stock method.

(4)	Line of Credit
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
The Amended Loan and Security Agreement includes a revolving line of credit in the amount of up to $20.0 million (the “Amended Revolving Credit Facility”). Pursuant to the Amended Loan and Security Agreement, advances under the Amended Revolving Credit Facility are no longer tied to a borrowing base; however, the Company is required to maintain eligible inventory at all times in an amount equal to at least $100.0 million. The Amended Revolving Credit Facility expires on the earliest to occur of (i) May 10, 2022 or (ii) an event of default. The Amended Revolving Credit Facility may be increased to up to $50.0 million, subject to certain conditions. The Amended Revolving Credit Facility also includes a $20.0 million sub-limit for the issuance of letters of credit.
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
The Amended Loan and Security Agreement removes restrictions on the Company’s ability to pay or make dividends and distribute or repurchase its stock, but the Amended Loan and Security Agreement continues to include other customary negative and affirmative covenants including, among other things, limitations on the Company’s ability to (i) incur additional debt; (ii) create liens; (iii) make certain investments, loans and advances; (iv) sell assets; (v) engage in mergers or consolidations; or (vi) change its business.
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
As of May 5, 2018, the Company had no borrowings under the Amended Revolving Credit Facility and had approximately $20.0 million available on the line of credit.
All obligations under the Amended Revolving Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary. As of May 5, 2018 and April 29, 2017, the Company was in compliance with the covenants applicable to it under the Amended Revolving Credit Facility.

(5)	Commitments and Contingencies
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
During the thirteen weeks ended May 5, 2018, the Company committed to 42 new store leases with terms of 10 to 15 years that have future minimum lease payments of approximately $79.1 million.
Other contractual commitments
As of May 5, 2018, the Company has other purchase commitments of approximately $3.4 million consisting of purchase agreements for materials that will be used in the construction of new stores.
In June 2018, the Company signed a purchase agreement to build an approximate 700,000 square foot distribution center located in Georgia for approximately $42 million to support the Company's anticipated growth. The Company expects to occupy the space in January 2019.
Contingencies
Legal Matters
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial condition or results of operations.

(6)	Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2002 Equity Incentive Plan (the “Plan”), the Company’s board of directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7,600,000 shares under the Plan. As of May 5, 2018, 3,255,632 stock options, restricted shares, or restricted stock units were available for grant.

Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the compensation committee of the Company’s board of directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity under the Plan was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance as of February 3, 2018	519,485	$29.53	5.9
Exercised	(39,237)	31.21
Balance as of May 5, 2018	480,248	29.39	5.7
Exercisable as of May 5, 2018	391,582	$28.30	5.4

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the thirteen weeks ended May 5, 2018.
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
RSU and PSU activity during the thirteen weeks ended May 5, 2018 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of February 3, 2018	309,554	$38.48	495,659	$37.43
Granted	86,692	68.98	119,056	68.98
Vested	(54,395)	35.66	(189,350)	36.00
Forfeited	(3,763)	39.83	—	—
Non-vested balance as of May 5, 2018	338,088	$46.74	425,365	$46.89
In connection with the vesting of RSU's and PSU's during the thirteen weeks ended May 5, 2018, the Company withheld 101,928 shares with an aggregate value of $6.9 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of May 5, 2018, there was $22.2 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, restricted stock units and performance-based restricted stock units) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.6 years.

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
In fiscal 2017, the Company recorded a net $0.5 million benefit that represents what the Company believes is the impact of the TCJA. As the benefit is based on currently available information and interpretations, which are continuing to evolve, the benefit should be considered provisional. The Company will continue to analyze additional information and guidance related to the TCJA as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. The final impacts may differ from the recorded amounts in fiscal 2017, and the Company will continue to refine such amounts within the measurement period provided by Staff Accounting Bulletin No. 118.
The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen weeks ended May 5, 2018 and April 29, 2017 (dollars in thousands):

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Income before income taxes	$25,785	$13,091
Income tax expense	$3,981	$4,700
Effective tax rate	15.4%	35.9%

The effective tax rates for the thirteen weeks ended May 5, 2018 and April 29, 2017 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen weeks ended May 5, 2018 was lower than such rate for the thirteen weeks ended April 29, 2017 primarily due to the impact of tax reform as a result of the TCJA and due to discrete items, which include the recognition of net excess income tax benefits related to ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations.
The Company had no material accrual for uncertain tax positions or interest and/or penalties related to income taxes on the Company’s balance sheets as of May 5, 2018, February 3, 2018, or April 29, 2017 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen weeks ended May 5, 2018 or April 29, 2017.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended February 3, 2018 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen weeks ended May 5, 2018 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2018" or "fiscal 2018" refer to the period from February 4, 2018 to February 2, 2019, which is a 52-week fiscal year. References to "fiscal year 2017" or "fiscal 2017" refer to the period from January 29, 2017 to February 3, 2018, which is a 53-week fiscal year. The fiscal quarters ended May 5, 2018 and April 29, 2017 refer to the thirteen weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our views as of the date of this report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Part I, Item 1A “Risk Factors” in our Annual Report, as amended by the risk factors included in Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q. These factors include without limitation:

•	failure to successfully implement our growth strategy;

•	disruptions in our ability to select, obtain, distribute and market merchandise profitably;

•	reliance on merchandise manufactured outside of the United States;

•	dependence on a volume of traffic to our stores;

•	inability to attract and retain qualified employees;

•	inability to successfully build, operate or expand our distribution centers or network capacity;

•	disruptions to our distribution network or the timely receipt of inventory;

•	extreme weather conditions in the areas in which our stores are located could negatively affect our business and results of operations;

•	failure to secure customers’ confidential or credit card information, or other private data relating to our employees or our company;

•	increased operating costs or exposure to fraud or theft due to customer payment-related risks;

•	inability to increase sales and improve the efficiencies, costs and effectiveness of our operations;

•	dependence on our executive officers, senior management and other key personnel or inability to hire additional qualified personnel;

•	inability to successfully manage our inventory balances and inventory shrinkage;

•	inability to meet our lease obligations;

•	changes in our competitive environment, including increased competition from other retailers and the presence of online retailers;

•	increasing costs due to inflation, increased operating costs, wage rate increases or energy prices;

•	the seasonality of our business;

•	inability to successfully implement our expansion into online retail;

•	disruptions to our information technology systems in the ordinary course or as a result of system upgrades;

•	the impact of damage or interruptions to our technology systems;

•	failure to maintain adequate internal controls;

•	complications with the design or implementation of the new enterprise resource system;

•	natural disasters, adverse weather conditions, pandemic outbreaks, global political events, war and terrorism;
•the impact of changes in tax legislation;

•	current economic conditions and other economic factors;

•	the impact of governmental laws and regulations;

•	the impact of changes in accounting standards;

•	the impact to our financial performance related to insurance programs;

•	the costs and consequences of legal proceedings;

•	inability to protect our brand name, trademarks and other intellectual property rights;

•	the impact of product and food safety claims and effects of legislation;

•	inability to obtain additional financing, if needed;

•	restrictions imposed by our indebtedness on our current and future operations; and

•	regulations related to conflict minerals.
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
Overview
Five Below is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the teen and pre-teen customer. We offer a dynamic, edited assortment of exciting products, priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of May 5, 2018, we operated 658 stores in 32 states.
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
Net Sales
Net sales constitute gross sales net of merchandise returns for damaged or defective goods. Net sales consist of sales from comparable stores, non-comparable stores, and e-commerce, which includes shipping and handling revenue. Revenue from the sale of gift cards is deferred and not included in net sales until the gift cards are redeemed to purchase merchandise or as breakage revenue in proportion to the pattern of redemption of the gift cards by the customer.
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
Due to the 53rd week in fiscal 2017, comparable sales for the thirteen weeks ended May 5, 2018 are reported on a restated calendar basis. Reference to the "restated calendar” is based on using the National Retail Federation's restated calendar comparing similar weeks, which are the thirteen weeks from February 4, 2018 to May 5, 2018 as compared to the thirteen weeks from February 5, 2017 to May 6, 2017.
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

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$296.3	$232.9
Cost of goods sold	199.1	159.1
Gross profit	97.2	73.8
Selling, general and administrative expenses	72.5	61.0
Operating income	24.7	12.8
Interest income, net	1.1	0.3
Income before income taxes	25.8	13.1
Income tax expense	4.0	4.7
Net income	$21.8	$8.4
Percentage of Net Sales (1):
Net sales	100.0%	100.0%
Cost of goods sold	67.2	68.3
Gross profit	32.8	31.7
Selling, general and administrative expenses	24.5	26.2
Operating income	8.3	5.5
Interest income, net	0.4	0.1
Income before income taxes	8.7	5.6
Income tax expense	1.3	2.0
Net income	7.4%	3.6%
Operational Data:
Total stores at end of period	658	553
Comparable sales growth	3.2%	2.6%
Average net sales per store (2)	$0.5	$0.4

(1)	Components may not add to total due to rounding.

(2)	Only includes stores open during the full thirteen weeks ended.

Thirteen Weeks Ended May 5, 2018 Compared to the Thirteen Weeks Ended April 29, 2017
Net Sales
Net sales increased to $296.3 million in the thirteen weeks ended May 5, 2018 from $232.9 million in the thirteen weeks ended April 29, 2017, an increase of $63.4 million, or 27.2%. The increase was the result of a non-comparable sales increase of $51.2 million and a comparable sales increase of $12.2 million. The increase in non-comparable sales was primarily driven by the number of stores that opened in fiscal 2017 but have not been open for 15 full months and new stores that opened in fiscal 2018. We plan to open approximately 125 new stores in fiscal 2018.
Comparable sales, based on the restated calendar, increased 3.2%. This increase resulted from an increase of approximately 3.8% in the average dollar value of transactions partially offset by a decrease of approximately 0.6% in the number of transactions.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $199.1 million in the thirteen weeks ended May 5, 2018 from $159.1 million in the thirteen weeks ended April 29, 2017, an increase of $40.0 million, or 25.1%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods resulting from the increase in net sales. Also contributing to the increase in cost of goods sold were an increase in store occupancy costs resulting from new store openings.
Gross profit increased to $97.2 million in the thirteen weeks ended May 5, 2018 from $73.8 million in the thirteen weeks ended April 29, 2017, an increase of $23.4 million, or 31.8%. Gross margin increased to 32.8% for the thirteen weeks ended May 5, 2018 from 31.7% in the thirteen weeks ended April 29, 2017, an increase of approximately 110 basis points. The increase in gross margin was primarily the result of a decrease as a percentage of net sales in store occupancy costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $72.5 million in the thirteen weeks ended May 5, 2018 from $61.0 million in the thirteen weeks ended April 29, 2017, an increase of $11.5 million, or 18.9%. As a percentage of net sales, selling, general and administrative expenses decreased approximately 170 basis points to 24.5% in the thirteen weeks ended May 5, 2018 compared to 26.2% in the thirteen weeks ended April 29, 2017. The increase in selling, general and administrative expenses was primarily the result of increases of $10.3 million in store-related expenses to support new store growth and $1.2 million of corporate-related expenses.
Income Tax Expense
Income tax expense decreased to $4.0 million in the thirteen weeks ended May 5, 2018 from $4.7 million in the thirteen weeks ended April 29, 2017, a decrease of $0.7 million, or 15.3%. The decrease in income tax expense was primarily the result of the impact of tax reform as a result of the TCJA and due to discrete items, which include the recognition of net excess income tax benefits related to ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." These decreases were partially offset by a $12.7 million increase in pre-tax income.
Our effective tax rate for the thirteen weeks ended May 5, 2018 was 15.4% compared to 35.9% in the thirteen weeks ended April 29, 2017. Our effective tax rate for the thirteen weeks ended May 5, 2018 was lower than the comparable period primarily due to the impact of tax reform as a result of the TCJA and discrete items, which include the impact of the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Net Income
As a result of the foregoing, net income increased to $21.8 million in the thirteen weeks ended May 5, 2018 from $8.4 million in the thirteen weeks ended April 29, 2017, an increase of $13.4 million or 159.8%.
Liquidity and Capital Resources
Overview
Our primary source of liquidity is cash flows from operations. Our primary cash needs are for capital expenditures and working capital.
Capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make capital expenditures of approximately $137 million in fiscal 2018, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations. We expect to incur approximately $38 million of our capital expenditure budget in fiscal 2018 to construct and open approximately 125 new stores, with the remainder projected to be spent on our distribution facilities, our existing stores, and our corporate infrastructure.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand, net cash provided by operating activities and borrowings under our Amended Revolving Credit Facility. When we have used our Amended Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. We did not have any direct borrowings under our Amended Revolving Credit Facility during the thirteen weeks ended May 5, 2018. As of May 5, 2018, we had approximately $20.0 million available on the line of credit.

On March 20, 2018, our board of directors approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. There can be no assurances that any such repurchases will be completed, or as to the timing or amount of any repurchases. For the thirteen weeks ended May 5, 2018, we did not execute any repurchases.
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
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Net cash provided by operating activities	$33.0	$33.7
Net cash used in investing activities	(55.6)	(45.0)
Net cash (used in) provided by financing activities	(5.7)	0.4
Net decrease during period in cash and cash equivalents (1)	$(28.3)	$(10.9)
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for the thirteen weeks ended May 5, 2018 was $33.0 million, a decrease of $0.7 million compared to the thirteen weeks ended April 29, 2017. The decrease was primarily due to changes in overall working capital and an increase in income taxes paid partially offset by an increase in operating cash flows from store performance.
Cash Used in Investing Activities
Net cash used in investing activities for the thirteen weeks ended May 5, 2018 was $55.6 million, an increase of $10.6 million compared to the thirteen weeks ended April 29, 2017. The increase was primarily due to increases in capital expenditures and net purchases of investment securities. The increase in capital expenditures was primarily for our new store construction, our corporate infrastructure, and our distribution facilities.
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for the thirteen weeks ended May 5, 2018 was $5.7 million, an increase of $6.1 million compared to the thirteen weeks ended April 29, 2017. The increase was primarily the result of an increase in the common shares withheld for taxes.
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

The Amended Loan and Security Agreement includes a revolving line of credit in the amount of up to $20.0 million (the “Amended Revolving Credit Facility”). Pursuant to the Amended Loan and Security Agreement, advances under the Amended Revolving Credit Facility are no longer tied to a borrowing base; however, we are required to maintain eligible inventory at all times in an amount equal to at least $100.0 million. The Amended Revolving Credit Facility expires on the earliest to occur of (i) May 10, 2022 or (ii) an event of default. The Amended Revolving Credit Facility may be increased to up to $50.0 million, subject to certain conditions. The Amended Revolving Credit Facility also includes a $20.0 million sub-limit for the issuance of letters of credit.
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
The Amended Loan and Security Agreement removes restrictions related to our ability to pay or make dividends and distribute or repurchase our stock, but the Amended Loan and Security Agreement continues to include other customary negative and affirmative covenants including, among other things, limitations on our ability to (i) incur additional debt; (ii) create liens; (iii) make certain investments, loans and advances; (iv) sell assets; (v) engage in mergers or consolidations; or (vi) change our business.
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
As of May 5, 2018, we had approximately $20.0 million available on the line of credit.
All obligations under the Amended Revolving Credit Facility are secured by substantially all of our assets and are guaranteed by our subsidiary. As of May 5, 2018 and April 29, 2017, we were in compliance with the covenants applicable to us under the Amended Revolving Credit Facility.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in the Annual Report. We believe that there have been no significant changes to our critical accounting policies during the thirteen weeks ended May 5, 2018.
Contractual Obligations
Except as set forth below, there have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business.
From February 4, 2018 to May 5, 2018, we have entered into 42 new fully executed retail leases with terms of 10 to 15 years and other lease modifications that have future minimum lease payments of approximately $79.1 million.
In June 2018, we signed a purchase agreement to build an approximate 700,000 square foot distribution center located in Georgia for approximately $42 million to support our anticipated growth. We expect to occupy the space in January 2019.
Off-Balance Sheet Arrangements
For the quarterly period ended May 5, 2018, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 clarifies the principles for recognizing revenue from contracts with customers and outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The effective date of this pronouncement is for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. On February 4, 2018, we adopted the pronouncement using the modified retrospective method by recognizing the cumulative effect of gift card breakage as an adjustment to retained earnings resulting in a $0.5 million increase to retained earnings. The comparative information for the years ended prior to February 4, 2018 were not restated to comply with the pronouncement.
In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and a liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The standard requires use of the modified retrospective transition approach. While we are currently evaluating this standard, given the significant amount of leases that we are party to, we expect this standard will have a significant impact on our consolidated financial statements from the recognition of right to use assets and related liabilities. We plan to adopt this pronouncement in the first quarter of fiscal 2019, coinciding with the pronouncement’s effective date, and we are currently compiling an inventory of arrangements containing a lease and accumulating the lease data necessary to adopt the pronouncement.
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
As of May 5, 2018, we had approximately $20.0 million available on the line of credit. The Amended Revolving Credit Facility reduces the interest rate payable on borrowings to be, at our option, a per annum rate equal to (a) a prime rate or (b) a LIBOR-based rate plus a margin of 1.00%. Letter of credit fees are equal to the interest rate payable on LIBOR-based loans. The interest rate and letter of credit fees under the Amended Revolving Credit Facility are subject to an increase of 2.00% per annum upon an event of default. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended May 5, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

101†
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2018, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of May 5, 2018, February 3, 2018 and April 29, 2017; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended May 5, 2018 and April 29, 2017; (iii) the Unaudited Consolidated Statement of Shareholders’ Equity for the Thirteen Weeks Ended May 5, 2018; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 5, 2018 and April 29, 2017 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

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

FIVE BELOW, INC.

Date: June 7, 2018	/s/ Joel D. Anderson
Joel D. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: June 7, 2018	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2018, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of May 5, 2018, February 3, 2018 and April 29, 2017; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended May 5, 2018 and April 29, 2017; (iii) the Unaudited Consolidated Statement of Shareholders’ Equity for the Thirteen Weeks Ended May 5, 2018; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 5, 2018 and April 29, 2017 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

†
Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.