Form 10-Q
period 2018-08-04
FIVE BELOW, INC
filed 2018-09-07
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2018.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 6, 2018 was 55,726,878.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	August 4, 2018	February 3, 2018	July 29, 2017
Assets
Current assets:
Cash and cash equivalents	$133,256	$112,669	$74,759
Short-term investment securities	131,441	131,958	92,721
Inventories	228,109	187,037	184,517
Prepaid income taxes	7,358	2,264	3,698
Prepaid expenses and other current assets	50,210	45,434	34,876
Total current assets	550,374	479,362	390,571
Property and equipment, net of accumulated depreciation and amortization of $147,031, $127,679 and $114,534, respectively.	214,923	180,349	159,717
Deferred income taxes	3,949	6,676	9,653
Long-term investment securities	1,404	27,702	—
Other assets	1,687	1,619	1,638
	$772,337	$695,708	$561,579

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	103,891	73,033	76,880
Income taxes payable	407	25,275	3,271
Accrued salaries and wages	13,509	22,906	8,550
Other accrued expenses	66,933	43,246	44,772
Total current liabilities	184,740	164,460	133,473
Deferred rent and other	79,639	72,690	61,591
Total liabilities	264,379	237,150	195,064
Commitments and contingencies (note 5)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,723,267, 55,438,089 and 55,197,314 shares, respectively.	557	554	552
Additional paid-in capital	348,344	346,300	331,515
Retained earnings	159,057	111,704	34,448
Total shareholders’ equity	507,958	458,558	366,515
	$772,337	$695,708	$561,579
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales	$347,734	$283,320	$644,056	$516,201
Cost of goods sold	225,982	184,814	425,066	343,909
Gross profit	121,752	98,506	218,990	172,292
Selling, general and administrative expenses	91,330	72,205	163,862	133,209
Operating income	30,422	26,301	55,128	39,083
Interest income, net	983	259	2,062	568
Income before income taxes	31,405	26,560	57,190	39,651
Income tax expense	6,342	9,756	10,323	14,456
Net income	$25,063	$16,804	$46,867	$25,195
Basic income per common share	$0.45	$0.30	$0.84	$0.46
Diluted income per common share	$0.45	$0.30	$0.84	$0.45
Weighted average shares outstanding:
Basic shares	55,730,621	55,150,108	55,671,729	55,101,406
Diluted shares	56,191,984	55,519,303	56,110,361	55,423,034
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity

	Shares	Amount
Balance, February 3, 2018	55,438,089	$554	$346,300	$111,704	$458,558
Cumulative effect of ASC 606 adoption	—	—	—	486	486
Share-based compensation expense	—	—	6,052	—	6,052
Issuance of unrestricted stock awards	1,325	—	90	—	90
Exercise of options to purchase common stock	109,267	1	3,363	—	3,364
Vesting of restricted stock units and performance-based restricted stock units	283,104	3	—	—	3
Common shares withheld for taxes	(110,151)	(1)	(7,629)	—	(7,630)
Issuance of common stock to employees under employee stock purchase plan	1,633	—	168	—	168
Net income	—	—	—	46,867	46,867
Balance, August 4, 2018	55,723,267	$557	$348,344	$159,057	$507,958
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
Operating activities:
Net income	$46,867	$25,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,367	15,479
Share-based compensation expense	6,157	7,992
Deferred income tax expense	2,727	1,386
Other non-cash expenses	43	66
Changes in operating assets and liabilities:
Inventories	(41,072)	(30,069)
Prepaid income taxes	(5,094)	(2,146)
Prepaid expenses and other assets	(4,844)	(5,826)
Accounts payable	35,424	22,323
Income taxes payable	(24,868)	(20,668)
Accrued salaries and wages	(9,397)	(2,244)
Deferred rent	7,013	9,507
Other accrued expenses	12,066	10,107
Net cash provided by operating activities	44,389	31,102
Investing activities:
Purchases of investment securities	(59,569)	(72,804)
Sales, maturities, and redemptions of investment securities	86,384	68,387
Capital expenditures	(46,522)	(29,949)
Net cash used in investing activities	(19,707)	(34,366)
Financing activities:
Net proceeds from issuance of common stock	168	135
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	3,367	2,845
Common shares withheld for taxes	(7,630)	(1,045)
Net cash (used in) provided by financing activities	(4,095)	1,935
Net increase (decrease) in cash and cash equivalents	20,587	(1,329)
Cash and cash equivalents at beginning of period	112,669	76,088
Cash and cash equivalents at end of period	$133,256	$74,759

Supplemental disclosures of cash flow information:
Non-cash investing activities
Increase in accrued purchases of property and equipment	$6,056	$6,897
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Summary of Significant Accounting Policies

(a)	Nature of Business
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiary as the "Company") is a specialty value retailer offering merchandise targeted at the teen and pre-teen demographic. The Company offers an edited assortment of products, priced at $5 and below.
The Company’s edited assortment of products includes select brands and licensed merchandise. The Company believes its merchandise is readily available, and that there are a number of potential vendors that could be utilized, if necessary, under approximately the same terms the Company is currently receiving; thus, it is not dependent on a single vendor or a group of vendors.
The Company is incorporated in the Commonwealth of Pennsylvania and, as of August 4, 2018, operated in 33 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, South Carolina, Mississippi, Louisiana, Wisconsin, Oklahoma, Minnesota, California and Arkansas. As of August 4, 2018 and July 29, 2017, the Company operated 692 stores and 584 stores, respectively, each operating under the name “Five Below” and in August 2016, the Company commenced selling merchandise on the internet, through the Company's fivebelow.com e-commerce website.

(b)	Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2018" or "fiscal 2018" refer to the period from February 4, 2018 to February 2, 2019, which is a 52-week fiscal year. References to "fiscal year 2017" or "fiscal 2017" refer to the period from January 29, 2017 to February 3, 2018, which is a 53-week fiscal year. The fiscal quarters ended August 4, 2018 and July 29, 2017 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended August 4, 2018 and July 29, 2017 refer to the twenty-six weeks ended as of those dates.
(c) Basis of Presentation
The consolidated balance sheets as of August 4, 2018 and July 29, 2017, the consolidated statements of operations for the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017, the consolidated statement of shareholders’ equity for the twenty-six weeks ended August 4, 2018 and the consolidated statements of cash flows for the twenty-six weeks ended August 4, 2018 and July 29, 2017 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended August 4, 2018 and July 29, 2017. The balance sheet as of February 3, 2018, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2017 as filed with the Securities and Exchange Commission on March 22, 2018 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended February 3, 2018 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017 are not necessarily indicative of the consolidated operating results for the year ending February 2, 2019 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.
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

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and a liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The standard requires use of the modified retrospective transition approach. The Company plans to adopt this pronouncement in the first quarter of fiscal 2019, coinciding with the pronouncement's effective date. The Company’s ability to adopt this standard depends on various factors including system readiness and completing an analysis of information necessary to quantify the financial statement impact. The Company has selected its leasing software solution and is in the process of identifying changes to its business processes, systems and controls to support the adoption of this standard. While the Company is still evaluating the impact of this new guidance on its consolidated financial statements, it expects it will result in a significant increase in total assets and total liabilities on the Company’s balance sheet given that the Company has a significant number of leases for its stores.
In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract." ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The standard can be adopted either using the prospective or retrospective transition approach. The Company is currently evaluating the impact of this pronouncement on the Company's consolidated financial statements and disclosures.
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
As of August 4, 2018, February 3, 2018, and July 29, 2017, the Company had cash equivalents of $63.9 million, $91.2 million and $35.8 million, respectively. The Company’s cash equivalents consist of credit and debit card receivables, money market funds, corporate bonds, and municipal bonds. Fair value for cash equivalents was determined based on level 1 inputs.

As of August 4, 2018, February 3, 2018, and July 29, 2017, the Company's short-term and long-term investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of August 4, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$125,027	$—	$222	$124,805
Municipal bonds	6,414	—	5	6,409
Total	$131,441	$—	$227	$131,214

Long-term:
Corporate bonds	$1,404	$—	$—	$1,404
Total	$1,404	$—	$—	$1,404

	As of February 3, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$117,373	$—	$177	$117,196
Municipal bonds	14,585	—	—	14,585
Total	$131,958	$—	$177	$131,781

Long-term:
Corporate bonds	$25,465	$—	$170	$25,295
Municipal bonds	2,237	—	2	2,235
Total	$27,702	$—	$172	$27,530

	As of July 29, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$74,177	$—	$48	$74,129
Municipal bonds	18,544	10	—	18,554
Total	$92,721	$10	$48	$92,683
Short-term investment securities as of August 4, 2018, February 3, 2018, and July 29, 2017 all mature in one year or less. Long-term investment securities as of August 4, 2018, February 3, 2018, and July 29, 2017 all mature after one year but in less than three years.
(g) Prepaid Expenses and Other Current Assets
Prepaid expenses as of August 4, 2018, February 3, 2018, and July 29, 2017 were $32.7 million, $17.8 million, and $16.7 million, respectively. Other current assets as of August 4, 2018, February 3, 2018, and July 29, 2017 were $17.5 million, $27.6 million, and $18.2 million, respectively.
(h) Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $15.6 million, $5.0 million, and $7.5 million as of August 4, 2018, February 3, 2018, and July 29, 2017, respectively.

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
Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and party and snack (in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	August 4, 2018		July 29, 2017
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$187,279	53.9%	$153,997	54.4%
Fashion and home	100,255	28.8%	79,724	28.1%
Party and snack	60,200	17.3%	49,599	17.5%
Total	$347,734	100.0%	$283,320	100.0%

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018		July 29, 2017
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$332,011	51.5%	$265,806	51.5%
Fashion and home	191,838	29.8%	151,064	29.3%
Party and snack	120,207	18.7%	99,331	19.2%
Total	$644,056	100.0%	$516,201	100.0%
Financial Statement Impact of Adopting ASU 2014-09
All of the Company's revenue is recognized from contracts with customers and, therefore, is subject to ASU 2014-09. The Company adopted ASU 2014-09 using a modified retrospective approach during the thirteen weeks ended May 5, 2018 and recognized the cumulative effect as an adjustment by increasing retained earnings by $0.5 million and income taxes payable by $0.1 million, and reducing accrued expenses by $0.7 million and deferred tax asset by $0.1 million. The cumulative adjustment was related to the recognition of gift card breakage. The adoption of ASU 2014-09 had an immaterial impact on the Company’s financial statements for the twenty-six weeks ended August 4, 2018.

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
The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Numerator:
Net income	$25,063	$16,804	$46,867	$25,195
Denominator:
Weighted average common shares outstanding - basic	55,730,621	55,150,108	55,671,729	55,101,406
Dilutive impact of options, restricted stock units and employee stock purchase plan	461,363	369,195	438,632	321,628
Weighted average common shares outstanding - diluted	56,191,984	55,519,303	56,110,361	55,423,034
Per common share:
Basic income per common share	$0.45	$0.30	$0.84	$0.46
Diluted income per common share	$0.45	$0.30	$0.84	$0.45
The effects of the assumed exercise of restricted stock units for 4,592 and 2,296 shares of common stock for the thirteen weeks ended and twenty-six weeks ended August 4, 2018, respectively, were excluded from the calculation of diluted net income per share as their impact would have been anti-dilutive.
The effects of the assumed exercise of stock options for 53,480 and 133,248 shares of common stock for the thirteen weeks ended and twenty-six weeks ended July 29, 2017, respectively, were excluded from the calculation of diluted net income per share as their impact would have been anti-dilutive.
The effects of the assumed exercise of restricted stock units of 387 and 26,646 shares of common stock for the thirteen weeks ended and twenty-six weeks ended July 29, 2017, respectively, were excluded from the calculation of diluted net income per share as their impact would have been anti-dilutive.
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
As of August 4, 2018, the Company had no borrowings under the Amended Revolving Credit Facility and had approximately $20.0 million available on the line of credit.
All obligations under the Amended Revolving Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary. As of August 4, 2018 and July 29, 2017, the Company was in compliance with the covenants applicable to it under the Amended Revolving Credit Facility.

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
During the thirteen weeks ended August 4, 2018, the Company committed to 41 new store leases with terms of 10 to 15 years that have future minimum lease payments of approximately $85.0 million.
Other contractual commitments
As of August 4, 2018, the Company has other purchase commitments of approximately $2.3 million consisting of purchase agreements for materials that will be used in the construction of new stores.
In June 2018, the Company signed a purchase agreement to build an approximate 700,000 square foot distribution center located in Georgia for approximately $42 million to support the Company's anticipated growth. The Company expects to occupy the space in early 2019.
Contingencies
Legal Matters
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial condition or results of operations.

(6)	Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2002 Equity Incentive Plan (the “Plan”), the Company’s board of directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7,600,000 shares under the Plan. As of August 4, 2018, 3,219,060 stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the compensation committee of the Company’s board of directors. Options granted to date generally vest over four years from the date of grant.

Stock option activity under the Plan was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance as of February 3, 2018	519,485	$29.53	5.9
Forfeited	(71)	4.95
Exercised	(109,267)	30.92
Balance as of August 4, 2018	410,147	29.16	5.4
Exercisable as of August 4, 2018	355,581	$28.52	5.2

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the twenty-six weeks ended August 4, 2018.
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
RSU and PSU activity during the twenty-six weeks ended August 4, 2018 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of February 3, 2018	309,554	$38.48	495,659	$37.43
Granted	104,276	73.94	121,333	69.59
Vested	(85,570)	38.62	(197,534)	35.69
Forfeited	(13,384)	42.71	—	—
Non-vested balance as of August 4, 2018	314,876	$50.01	419,458	$47.55
In connection with the vesting of RSU's and PSU's during the twenty-six weeks ended August 4, 2018, the Company withheld 110,151 shares with an aggregate value of $7.6 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of August 4, 2018, there was $20.8 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, restricted stock units and performance-based restricted stock units) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.5 years.

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
The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017 (dollars in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Income before income taxes	$31,405	$26,560	$57,190	$39,651
Income tax expense	$6,342	$9,756	$10,323	$14,456
Effective tax rate	20.2%	36.7%	18.1%	36.5%

The effective tax rates for the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen and twenty-six weeks ended August 4, 2018 was lower than such rate for the thirteen and twenty-six weeks ended July 29, 2017 primarily due to the impact of tax reform as a result of the TCJA and due to discrete items, which include the recognition of net excess income tax benefits related to ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations.
The Company had no material accrual for uncertain tax positions or interest and/or penalties related to income taxes on the Company’s balance sheets as of August 4, 2018, February 3, 2018, or July 29, 2017 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen and twenty-six weeks ended August 4, 2018 or July 29, 2017.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended February 3, 2018 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen and twenty-six weeks ended August 4, 2018 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2018" or "fiscal 2018" refer to the period from February 4, 2018 to February 2, 2019, which is a 52-week fiscal year. References to "fiscal year 2017" or "fiscal 2017" refer to the period from January 29, 2017 to February 3, 2018, which is a 53-week fiscal year. The fiscal quarters ended August 4, 2018 and July 29, 2017 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended August 4, 2018 and July 29, 2017 refer to the twenty-six weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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

•
the direct and indirect impact of recent and potential tariffs imposed and proposed by the United States on foreign imports, including, without limitation, the tariffs themselves, any counter-measures thereto and any indirect effects on consumer discretionary spending, which could increase the cost to us of certain products, lower our margins, increase our import related expenses, and reduce consumer spending for discretionary items, each of which could have a material adverse effect on our business, financial condition and results of future operations;

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
Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiary as "we," "us," or "our") is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the teen and pre-teen customer. We offer a dynamic, edited assortment of exciting products, priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of August 4, 2018, we operated 692 stores in 33 states.
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
Due to the 53rd week in fiscal 2017, comparable sales for the thirteen and twenty-six weeks ended August 4, 2018 are reported on a restated calendar basis. Reference to the "restated calendar” is based on using the National Retail Federation's restated calendar comparing similar weeks, which are the thirteen weeks from May 6, 2018 to August 4, 2018 as compared to the thirteen weeks from May 7, 2017 to August 5, 2017 and the twenty-six weeks from February 4, 2018 to August 4, 2018 as compared to the twenty-six weeks from February 5, 2017 to August 5, 2017.
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

Cost of Goods Sold and Gross Profit
Gross profit is equal to our net sales less our cost of goods sold. Gross margin is gross profit as a percentage of our net sales. Cost of goods sold reflects the direct costs of purchased merchandise and inbound freight, as well as shipping and handling costs, store occupancy, distribution and buying expenses. Shipping and handling costs include both internal and third-party fulfillment and shipping costs related to our e-commerce operations. Store occupancy costs include rent, common area maintenance, utilities and property taxes for all store locations. Distribution costs include costs for receiving, processing, warehousing and shipping of merchandise to or from our distribution centers and between store locations. Buying costs include compensation expense and other costs for our internal buying organization, including our merchandising and product development team and our planning and allocation group. These costs are significant and can be expected to continue to increase as our company grows.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$347.7	$283.3	$644.1	$516.2
Cost of goods sold	226.0	184.8	425.1	343.9
Gross profit	121.8	98.5	219.0	172.3
Selling, general and administrative expenses	91.3	72.2	163.9	133.2
Operating income	30.4	26.3	55.1	39.1
Interest income, net	1.0	0.3	2.1	0.6
Income before income taxes	31.4	26.6	57.2	39.7
Income tax expense	6.3	9.8	10.3	14.5
Net income	$25.1	$16.8	$46.9	$25.2
Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.0	65.2	66.0	66.6
Gross profit	35.0	34.8	34.0	33.4
Selling, general and administrative expenses	26.3	25.5	25.4	25.8
Operating income	8.7	9.3	8.6	7.6
Interest income, net	0.3	0.1	0.3	0.1
Income before income taxes	9.0	9.4	8.9	7.7
Income tax expense	1.8	3.4	1.6	2.8
Net income	7.2%	5.9%	7.3%	4.9%
Operational Data:
Total stores at end of period	692	584	692	584
Comparable sales growth	2.7%	9.3%	3.0%	6.1%
Average net sales per store (2)	$0.5	$0.5	$1.0	$0.9

(1)	Components may not add to total due to rounding.

(2)	Only includes stores open during the full thirteen and twenty-six weeks ended.

Thirteen Weeks Ended August 4, 2018 Compared to the Thirteen Weeks Ended July 29, 2017
Net Sales
Net sales increased to $347.7 million in the thirteen weeks ended August 4, 2018 from $283.3 million in the thirteen weeks ended July 29, 2017, an increase of $64.4 million, or 22.7%. The increase was the result of a non-comparable sales increase of $53.1 million and a comparable sales increase of $11.3 million. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2018 and the number of stores that opened in fiscal 2017 but have not been open for 15 full months. We plan to open approximately 125 new stores in fiscal 2018.
Comparable sales, based on the restated calendar, increased 2.7%. This increase resulted from an increase of approximately 3.4% in the average dollar value of transactions partially offset by a decrease of approximately 0.7% in the number of transactions.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $226.0 million in the thirteen weeks ended August 4, 2018 from $184.8 million in the thirteen weeks ended July 29, 2017, an increase of $41.2 million, or 22.3%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods resulting from the increase in net sales. Also contributing to the increase in cost of goods sold was an increase in store occupancy costs resulting from new store openings.
Gross profit increased to $121.8 million in the thirteen weeks ended August 4, 2018 from $98.5 million in the thirteen weeks ended July 29, 2017, an increase of $23.3 million, or 23.6%. Gross margin increased to 35.0% for the thirteen weeks ended August 4, 2018 from 34.8% in the thirteen weeks ended July 29, 2017, an increase of approximately 20 basis points. The increase in gross margin was primarily the result of a decrease as a percentage of net sales in store occupancy costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $91.3 million in the thirteen weeks ended August 4, 2018 from $72.2 million in the thirteen weeks ended July 29, 2017, an increase of $19.1 million, or 26.5%. As a percentage of net sales, selling, general and administrative expenses increased approximately 80 basis points to 26.3% in the thirteen weeks ended August 4, 2018 compared to 25.5% in the thirteen weeks ended July 29, 2017. The increase in selling, general and administrative expenses was primarily the result of increases of $15.0 million in store-related expenses to support new store growth and $4.1 million of corporate-related expenses.
Income Tax Expense
Income tax expense decreased to $6.3 million in the thirteen weeks ended August 4, 2018 from $9.8 million in the thirteen weeks ended July 29, 2017, a decrease of $3.5 million, or 35.0%. The decrease in income tax expense was primarily the result of the impact of tax reform as a result of the TCJA and due to discrete items, which include the recognition of net excess income tax benefits related to ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." These decreases were partially offset by a $4.8 million increase in pre-tax income.
Our effective tax rate for the thirteen weeks ended August 4, 2018 was 20.2% compared to 36.7% in the thirteen weeks ended July 29, 2017. Our effective tax rate for the thirteen weeks ended August 4, 2018 was lower than the comparable period primarily due to the impact of tax reform as a result of the TCJA and discrete items, which include the impact of the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Net Income
As a result of the foregoing, net income increased to $25.1 million in the thirteen weeks ended August 4, 2018 from $16.8 million in the thirteen weeks ended July 29, 2017, an increase of $8.3 million or 49.1%.

Twenty-Six Weeks Ended August 4, 2018 Compared to the Twenty-Six Weeks Ended July 29, 2017
Net Sales
Net sales increased to $644.1 million in the twenty-six weeks ended August 4, 2018 from $516.2 million in the twenty-six weeks ended July 29, 2017, an increase of $127.9 million, or 24.8%. The increase was the result of a non-comparable sales increase of $104.2 million and a comparable sales increase of $23.7 million. The increase in non-comparable sales was primarily driven by the number of stores that opened in fiscal 2017 but have not been open for 15 full months and new stores that opened in fiscal 2018. We plan to open approximately 125 new stores in fiscal 2018.
Comparable sales, based on the restated calendar, increased 3.0%. This increase resulted from an increase of approximately 3.6% in the average dollar value of transactions partially offset by a decrease of approximately 0.6% in the number of transactions.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $425.1 million in the twenty-six weeks ended August 4, 2018 from $343.9 million in the twenty-six weeks ended July 29, 2017, an increase of $81.2 million, or 23.6%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods resulting from the increase in net sales. Also contributing to the increase in cost of goods sold was an increase in store occupancy costs resulting from new store openings.

Gross profit increased to $219.0 million in the twenty-six weeks ended August 4, 2018 from $172.3 million in the twenty-six weeks ended July 29, 2017, an increase of $46.7 million, or 27.1%. Gross margin increased to 34.0% for the twenty-six weeks ended August 4, 2018 from 33.4% in the twenty-six weeks ended July 29, 2017, an increase of approximately 60 basis points. The increase in gross margin was primarily the result of a decrease as a percentage of net sales in store occupancy costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $163.9 million in the twenty-six weeks ended August 4, 2018 from $133.2 million in the twenty-six weeks ended July 29, 2017, an increase of $30.7 million, or 23.0%. As a percentage of net sales, selling, general and administrative expenses decreased approximately 40 basis points to 25.4% in the twenty-six weeks ended August 4, 2018 compared to 25.8% in the twenty-six weeks ended July 29, 2017. The increase in selling, general and administrative expenses was primarily the result of increases of $25.2 million in store-related expenses to support new store growth and $5.5 million of corporate-related expenses.
Income Tax Expense
Income tax expense decreased to $10.3 million in the twenty-six weeks ended August 4, 2018 from $14.5 million in the twenty-six weeks ended July 29, 2017, a decrease of $4.2 million, or 28.6%. The decrease in income tax expense was primarily the result of the impact of tax reform as a result of the TCJA and due to discrete items, which include the recognition of net excess income tax benefits related to ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." These decreases were partially offset by a $17.5 million increase in pre-tax income.
Our effective tax rate for the twenty-six weeks ended August 4, 2018 was 18.1% compared to 36.5% in the twenty-six weeks ended July 29, 2017. Our effective tax rate for the twenty-six weeks ended August 4, 2018 was lower than the comparable period primarily due to the impact of tax reform as a result of the TCJA and discrete items, which include the impact of the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting".
Net Income
As a result of the foregoing, net income increased to $46.9 million in the twenty-six weeks ended August 4, 2018 from $25.2 million in the twenty-six weeks ended July 29, 2017, an increase of $21.7 million or 86.0%.

Liquidity and Capital Resources
Overview
Our primary source of liquidity is cash flows from operations. Our primary cash needs are for capital expenditures and working capital.
Cash capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make cash capital expenditures of approximately $130 million in fiscal 2018, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations. We expect to incur approximately $38 million of our cash capital expenditure budget in fiscal 2018 to construct and open approximately 125 new stores, with the remainder projected to be spent on our distribution facilities, including the new distribution center in Georgia, existing stores, and our corporate infrastructure.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand, net cash provided by operating activities and borrowings under our Amended Revolving Credit Facility. When we have used our Amended Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. We did not have any direct borrowings under our Amended Revolving Credit Facility during the twenty-six weeks ended August 4, 2018. As of August 4, 2018, we had approximately $20.0 million available on the line of credit.
On March 20, 2018, our board of directors approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. There can be no assurances that any such repurchases will be completed, or as to the timing or amount of any repurchases. For the twenty-six weeks ended August 4, 2018, we did not execute any repurchases.

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
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
Net cash provided by operating activities	$44.4	$31.1
Net cash used in investing activities	(19.7)	(34.4)
Net cash (used in) provided by financing activities	(4.1)	1.9
Net increase (decrease) during period in cash and cash equivalents (1)	$20.6	$(1.3)
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for the twenty-six weeks ended August 4, 2018 was $44.4 million, an increase of $13.3 million compared to the twenty-six weeks ended July 29, 2017. The increase was primarily due to an increase in operating cash flows from store performance partially offset by changes in working capital.
Cash Used in Investing Activities
Net cash used in investing activities for the twenty-six weeks ended August 4, 2018 was $19.7 million, a decrease of $14.7 million compared to the twenty-six weeks ended July 29, 2017. The decrease was primarily due to an increase in net sales, maturities, and redemptions of investment securities partially offset by an increase in capital expenditures. The increase in capital expenditures was primarily for our new store construction, our distribution facilities, and our corporate infrastructure.
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for the twenty-six weeks ended August 4, 2018 was $4.1 million, an increase of $6.0 million compared to the twenty-six weeks ended July 29, 2017. The increase was primarily the result of an increase in the common shares withheld for taxes.
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
As of August 4, 2018, we had approximately $20.0 million available on the line of credit.
All obligations under the Amended Revolving Credit Facility are secured by substantially all of our assets and are guaranteed by our subsidiary. As of August 4, 2018 and July 29, 2017, we were in compliance with the covenants applicable to us under the Amended Revolving Credit Facility.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in the Annual Report. We believe that there have been no significant changes to our critical accounting policies during the twenty-six weeks ended August 4, 2018.
Contractual Obligations
Except as set forth below, there have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business.
From February 4, 2018 to August 4, 2018, we have entered into 84 new fully executed retail leases with terms of 10 to 15 years and other lease modifications that have future minimum lease payments of approximately $165.6 million.
In June 2018, we signed a purchase agreement to build an approximate 700,000 square foot distribution center located in Georgia for approximately $42 million to support our anticipated growth. We expect to occupy the space in early 2019.
Off-Balance Sheet Arrangements
For the quarterly period ended August 4, 2018, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and a liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The standard requires use of the modified retrospective transition approach. We plan to adopt this pronouncement in the first quarter of fiscal 2019, coinciding with the pronouncement’s effective date. Our ability to adopt this standard depends on various factors including system readiness and completing an analysis of information necessary to quantify the financial statement impact. We have selected our leasing software solution and are in the process of identifying changes to our business processes, systems and controls to support the adoption of this standard. While we are still evaluating the impact of this new guidance on our consolidated financial statements, we expect it will result in a significant increase in total assets and total liabilities on our balance sheet given that we have a significant number of leases for our stores.
In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract." ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The standard can be adopted either using the prospective or retrospective transition approach. We are currently evaluating the impact of this pronouncement on our consolidated financial statements and disclosures.
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
As of August 4, 2018, we had approximately $20.0 million available on the line of credit. The Amended Revolving Credit Facility reduces the interest rate payable on borrowings to be, at our option, a per annum rate equal to (a) a prime rate or (b) a LIBOR-based rate plus a margin of 1.00%. Letter of credit fees are equal to the interest rate payable on LIBOR-based loans. The interest rate and letter of credit fees under the Amended Revolving Credit Facility are subject to an increase of 2.00% per annum upon an event of default. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended August 4, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Tariffs imposed and proposed by the U.S. government could increase the cost to us of certain products, lower our margins, increase our import related expenses, and reduce consumer spending on discretionary items, each of which could have a material adverse effect on our business, financial condition and results of future operations.
The United States has recently imposed increased tariffs on certain imports from China. While the current tariffs only affect a limited number of the products that we currently either import from China or purchase from domestic vendors which import from China, the U.S. administration has proposed additional tariffs on a list of thousands of categories of products that may be imposed imminently and expressed a willingness for further tariffs on goods imported from China, including on additional items that we purchase. While it is too early to predict how the recently enacted, proposed and any future tariffs on items imported from China or elsewhere will impact our business, such tariffs would likely result in lower gross margin on impacted products, unless we are able to take successfully any one or more of the following mitigating actions: increase our prices, move production to countries with no or lower tariffs or away from domestic vendors who source from China or other tariff impacted countries, or alter or cease offering certain products. Any increase in pricing, alteration of products or reduced product offering could reduce the competitiveness of our products. Furthermore, any retaliatory counter-measures imposed by countries subject to such tariffs, such as China, could increase our, or our vendors’, import expenses. Additionally, even if the products we import are not directly impacted by additional tariffs, the imposition of such additional tariffs on goods imported into the United States could cause increased prices for consumer goods, in general, which could have a negative impact on consumer spending for discretionary items reducing demand for our product. These direct and indirect impacts of increased tariffs or trade restrictions implemented by the United States, both individually and cumulatively, could have a material adverse effect on our business, financial condition and results of future operations.
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

101†
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2018, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of August 4, 2018, February 3, 2018 and July 29, 2017; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended and Twenty-Six Weeks Ended August 4, 2018 and July 29, 2017; (iii) the Unaudited Consolidated Statement of Shareholders’ Equity for the Twenty-Six Weeks Ended August 4, 2018; (iv) the Unaudited Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 4, 2018 and July 29, 2017 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

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

FIVE BELOW, INC.

Date: September 7, 2018	/s/ Joel D. Anderson
Joel D. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: September 7, 2018	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2018, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of August 4, 2018, February 3, 2018 and July 29, 2017; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended and Twenty-Six Weeks Ended August 4, 2018 and July 29, 2017; (iii) the Unaudited Consolidated Statement of Shareholders’ Equity for the Twenty-Six Weeks Ended August 4, 2018; (iv) the Unaudited Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 4, 2018 and July 29, 2017 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

†
Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.