Form 10-Q
period 2018-11-03
FIVE BELOW, INC
filed 2018-12-06
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2018.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of December 5, 2018 was 55,759,834.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	November 3, 2018	February 3, 2018	October 28, 2017
Assets
Current assets:
Cash and cash equivalents	$103,262	$112,669	$54,917
Short-term investment securities	85,029	131,958	56,678
Inventories	339,898	187,037	271,685
Prepaid income taxes	11,443	2,264	4,891
Prepaid expenses and other current assets	59,500	45,434	41,894
Total current assets	599,132	479,362	430,065
Property and equipment, net of accumulated depreciation and amortization of $157,575, $127,679 and $123,248, respectively.	245,631	180,349	177,903
Deferred income taxes	3,243	6,676	10,512
Long-term investment securities	—	27,702	23,177
Other assets	1,730	1,619	1,659
	$849,736	$695,708	$643,316

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	155,986	73,033	124,187
Income taxes payable	281	25,275	55
Accrued salaries and wages	11,139	22,906	14,770
Other accrued expenses	72,019	43,246	55,154
Total current liabilities	239,425	164,460	194,166
Deferred rent and other	85,240	72,690	67,839
Total liabilities	324,665	237,150	262,005
Commitments and contingencies (note 5)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,760,985, 55,438,089 and 55,235,031 shares, respectively.	557	554	552
Additional paid-in capital	351,941	346,300	336,432
Retained earnings	172,573	111,704	44,327
Total shareholders’ equity	525,071	458,558	381,311
	$849,736	$695,708	$643,316
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales	$312,823	$257,175	$956,879	$773,376
Cost of goods sold	210,733	173,544	635,799	517,453
Gross profit	102,090	83,631	321,080	255,923
Selling, general and administrative expenses	86,542	68,818	250,404	202,027
Operating income	15,548	14,813	70,676	53,896
Interest income, net	1,058	334	3,120	902
Income before income taxes	16,606	15,147	73,796	54,798
Income tax expense	3,090	5,268	13,413	19,724
Net income	$13,516	$9,879	$60,383	$35,074
Basic income per common share	$0.24	$0.18	$1.08	$0.64
Diluted income per common share	$0.24	$0.18	$1.07	$0.63
Weighted average shares outstanding:
Basic shares	55,742,854	55,215,850	55,731,098	55,148,316
Diluted shares	56,228,305	55,608,035	56,185,305	55,493,452
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity

	Shares	Amount
Balance, February 3, 2018	55,438,089	$554	$346,300	$111,704	$458,558
Cumulative effect of ASC 606 adoption	—	—	—	486	486
Share-based compensation expense	—	—	9,139	—	9,139
Issuance of unrestricted stock awards	1,696	—	135	—	135
Exercise of options to purchase common stock	143,462	1	4,015	—	4,016
Vesting of restricted stock units and performance-based restricted stock units	287,754	3	—	—	3
Common shares withheld for taxes	(111,649)	(1)	(7,816)	—	(7,817)
Issuance of common stock to employees under employee stock purchase plan	1,633	—	168	—	168
Net income	—	—	—	60,383	60,383
Balance, November 3, 2018	55,760,985	$557	$351,941	$172,573	$525,071
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
Operating activities:
Net income	$60,383	$35,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,267	24,193
Share-based compensation expense	9,297	11,977
Deferred income tax expense	3,433	527
Other non-cash expenses	43	67
Changes in operating assets and liabilities:
Inventories	(152,861)	(117,237)
Prepaid income taxes	(9,179)	(3,339)
Prepaid expenses and other assets	(14,175)	(12,865)
Accounts payable	79,036	69,933
Income taxes payable	(24,994)	(23,884)
Accrued salaries and wages	(11,767)	3,976
Deferred rent	12,785	12,799
Other accrued expenses	19,351	15,806
Net cash provided by operating activities	1,619	17,027
Investing activities:
Purchases of investment securities	(91,375)	(124,406)
Sales, maturities, and redemptions of investment securities	166,006	132,855
Capital expenditures	(82,027)	(49,518)
Net cash used in investing activities	(7,396)	(41,069)
Financing activities:
Net proceeds from issuance of common stock	168	135
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	4,019	3,799
Common shares withheld for taxes	(7,817)	(1,063)
Net cash (used in) provided by financing activities	(3,630)	2,871
Net decrease in cash and cash equivalents	(9,407)	(21,171)
Cash and cash equivalents at beginning of period	112,669	76,088
Cash and cash equivalents at end of period	$103,262	$54,917

Supplemental disclosures of cash flow information:
Non-cash investing activities
Increase in accrued purchases of property and equipment	$11,813	$11,266
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of November 3, 2018, operated in 33 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, South Carolina, Mississippi, Louisiana, Wisconsin, Oklahoma, Minnesota, California and Arkansas. As of November 3, 2018 and October 28, 2017, the Company operated 745 stores and 625 stores, respectively, each operating under the name “Five Below” and in August 2016, the Company commenced selling merchandise on the internet, through the Company's fivebelow.com e-commerce website.

(b)	Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2018" or "fiscal 2018" refer to the period from February 4, 2018 to February 2, 2019, which is a 52-week fiscal year. References to "fiscal year 2017" or "fiscal 2017" refer to the period from January 29, 2017 to February 3, 2018, which is a 53-week fiscal year. The fiscal quarters ended November 3, 2018 and October 28, 2017 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended November 3, 2018 and October 28, 2017 refer to the thirty-nine weeks ended as of those dates.
(c) Basis of Presentation
The consolidated balance sheets as of November 3, 2018 and October 28, 2017, the consolidated statements of operations for the thirteen and thirty-nine weeks ended November 3, 2018 and October 28, 2017, the consolidated statement of shareholders’ equity for the thirty-nine weeks ended November 3, 2018 and the consolidated statements of cash flows for the thirty-nine weeks ended November 3, 2018 and October 28, 2017 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended November 3, 2018 and October 28, 2017. The balance sheet as of February 3, 2018, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2017 as filed with the Securities and Exchange Commission on March 22, 2018 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended February 3, 2018 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen and thirty-nine weeks ended November 3, 2018 and October 28, 2017 are not necessarily indicative of the consolidated operating results for the year ending February 2, 2019 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.
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

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and a liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The standard requires use of the modified retrospective transition approach. The Company plans to adopt this pronouncement in the first quarter of fiscal 2019, coinciding with the pronouncement's effective date. The Company’s ability to adopt this standard depends on various factors including system readiness and completing an analysis of information necessary to quantify the financial statement impact. The Company has established a cross-functional team to implement the pronouncement and the Company is finalizing its implementation of a leasing software solution, its assessment of the practical expedients and policy elections offered by the standard, and changes to the business processes, systems and controls to support the adoption of this standard. While the Company is still evaluating the impact of this new guidance on its consolidated financial statements, it expects it will result in a significant increase in total assets and total liabilities on the Company’s balance sheet given that the Company has a significant number of leases for its stores.
In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract." ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The standard can be adopted either using the prospective or retrospective transition approach. During the thirteen weeks ended November 3, 2018, the Company adopted the pronouncement using the prospective transition method and it did not have a significant impact to the Company's financial statements.
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

As of November 3, 2018, February 3, 2018, and October 28, 2017, the Company had cash equivalents of $84.9 million, $91.2 million and $16.7 million, respectively. The Company’s cash equivalents consist of credit and debit card receivables, money market funds, and corporate bonds, which mature in less than 90 days. Fair value for cash equivalents was determined based on level 1 inputs.
As of November 3, 2018, February 3, 2018, and October 28, 2017, the Company's short-term and long-term investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of November 3, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$82,710	$—	$194	$82,516
Municipal bonds	2,319	—	7	2,312
Total	$85,029	$—	$201	$84,828

	As of February 3, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$117,373	$—	$177	$117,196
Municipal bonds	14,585	—	—	14,585
Total	$131,958	$—	$177	$131,781

Long-term:
Corporate bonds	$25,465	$—	$170	$25,295
Municipal bonds	2,237	—	2	2,235
Total	$27,702	$—	$172	$27,530

	As of October 28, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$50,778	$—	$46	$50,732
Municipal bonds	5,900	—	—	5,900
Total	$56,678	$—	$46	$56,632

Long-term:
Corporate bonds	$23,177	$—	$98	$23,079
Total	$23,177	$—	$98	$23,079
Short-term investment securities as of November 3, 2018, February 3, 2018, and October 28, 2017 all mature in one year or less. Long-term investment securities as of February 3, 2018 and October 28, 2017 all mature after one year but in less than three years.
(g) Prepaid Expenses and Other Current Assets
Prepaid expenses as of November 3, 2018, February 3, 2018, and October 28, 2017 were $32.1 million, $17.8 million, and $18.1 million, respectively. Other current assets as of November 3, 2018, February 3, 2018, and October 28, 2017 were $27.4 million, $27.6 million, and $23.8 million, respectively.
(h) Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $12.9 million, $5.0 million, and $15.1 million as of November 3, 2018, February 3, 2018, and October 28, 2017, respectively.

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
Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and party and snack (in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	November 3, 2018		October 28, 2017
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$161,634	51.7%	$132,227	51.4%
Fashion and home	97,107	31.0%	81,372	31.6%
Party and snack	54,082	17.3%	43,576	17.0%
Total	$312,823	100.0%	$257,175	100.0%

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018		October 28, 2017
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$493,650	51.6%	$398,033	51.4%
Fashion and home	288,944	30.2%	232,435	30.1%
Party and snack	174,285	18.2%	142,908	18.5%
Total	$956,879	100.0%	$773,376	100.0%
Financial Statement Impact of Adopting ASU 2014-09
All of the Company's revenue is recognized from contracts with customers and, therefore, is subject to ASU 2014-09. The Company adopted ASU 2014-09 using a modified retrospective approach during the thirteen weeks ended May 5, 2018 and recognized the cumulative effect as an adjustment by increasing retained earnings by $0.5 million and income taxes payable by $0.1 million, and reducing accrued expenses by $0.7 million and deferred tax asset by $0.1 million. The cumulative adjustment was related to the recognition of gift card breakage. The adoption of ASU 2014-09 had an immaterial impact on the Company’s financial statements for the thirty-nine weeks ended November 3, 2018.

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
The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Numerator:
Net income	$13,516	$9,879	$60,383	$35,074
Denominator:
Weighted average common shares outstanding - basic	55,742,854	55,215,850	55,731,098	55,148,316
Dilutive impact of options, restricted stock units and employee stock purchase plan	485,451	392,185	454,207	345,136
Weighted average common shares outstanding - diluted	56,228,305	55,608,035	56,185,305	55,493,452
Per common share:
Basic income per common share	$0.24	$0.18	$1.08	$0.64
Diluted income per common share	$0.24	$0.18	$1.07	$0.63
The effects of the assumed exercise of restricted stock units for 1,322 and 1,971 shares of common stock for the thirteen weeks ended and thirty-nine weeks ended November 3, 2018, respectively, were excluded from the calculation of diluted net income per share as their impact would have been anti-dilutive.
The effects of the assumed exercise of stock options for 88,825 shares of common stock for the thirty-nine weeks ended October 28, 2017 were excluded from the calculation of diluted net income per share as their impact would have been anti-dilutive.
The effects of the assumed exercise of restricted stock units of 17,762 shares of common stock for the thirty-nine weeks ended October 28, 2017 were excluded from the calculation of diluted net income per share as their impact would have been anti-dilutive.
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
As of November 3, 2018, the Company had no borrowings under the Amended Revolving Credit Facility and had approximately $20.0 million available on the line of credit.
All obligations under the Amended Revolving Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary. As of November 3, 2018 and October 28, 2017, the Company was in compliance with the covenants applicable to it under the Amended Revolving Credit Facility.

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
During the thirteen weeks ended November 3, 2018, the Company committed to 35 new store leases with terms of 10 to 15 years that have future minimum lease payments of approximately $61.2 million.
Other contractual commitments
As of November 3, 2018, the Company has other purchase commitments of approximately $7.5 million consisting of purchase agreements for materials that will be used in the construction of new stores.
In June 2018, the Company signed a purchase agreement for land and building construction for an approximate 700,000 square foot distribution center located in Georgia for approximately $42 million to support the Company's anticipated growth. The Company expects to occupy the space in early 2019.
Contingencies
Legal Matters
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial condition or results of operations.

(6)	Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2002 Equity Incentive Plan (the “Plan”), the Company’s board of directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7,600,000 shares under the Plan. As of November 3, 2018, 3,228,399 stock options, restricted shares, or restricted stock units were available for grant.

Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the compensation committee of the Company’s board of directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity under the Plan was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance as of February 3, 2018	519,485	$29.53	5.9
Forfeited	(71)	4.95
Exercised	(143,462)	27.98
Balance as of November 3, 2018	375,952	30.13	5.3
Exercisable as of November 3, 2018	321,932	$29.62	5.1

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the thirty-nine weeks ended November 3, 2018.
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
RSU and PSU activity during the thirty-nine weeks ended November 3, 2018 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of February 3, 2018	309,554	$38.48	495,659	$37.43
Granted	111,123	76.35	121,333	69.59
Vested	(90,218)	38.68	(197,534)	35.69
Forfeited	(23,496)	43.07	(3,258)	69.03
Non-vested balance as of November 3, 2018	306,963	$51.78	416,200	$47.38
In connection with the vesting of RSU's and PSU's during the thirty-nine weeks ended November 3, 2018, the Company withheld 111,649 shares with an aggregate value of $7.8 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of November 3, 2018, there was $18.5 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, restricted stock units and performance-based restricted stock units) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.4 years.

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
The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen and thirty-nine weeks ended November 3, 2018 and October 28, 2017 (dollars in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Income before income taxes	$16,606	$15,147	$73,796	$54,798
Income tax expense	$3,090	$5,268	$13,413	$19,724
Effective tax rate	18.6%	34.8%	18.2%	36.0%

The effective tax rates for the thirteen and thirty-nine weeks ended November 3, 2018 and October 28, 2017 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen and thirty-nine weeks ended November 3, 2018 was lower than such rate for the thirteen and thirty-nine weeks ended October 28, 2017 primarily due to the impact of tax reform as a result of the TCJA and due to discrete items, which include the recognition of net excess income tax benefits related to ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations.
The Company had no material accrual for uncertain tax positions or interest and/or penalties related to income taxes on the Company’s balance sheets as of November 3, 2018, February 3, 2018, or October 28, 2017 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen and thirty-nine weeks ended November 3, 2018 or October 28, 2017.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended February 3, 2018 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen and thirty-nine weeks ended November 3, 2018 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2018" or "fiscal 2018" refer to the period from February 4, 2018 to February 2, 2019, which is a 52-week fiscal year. References to "fiscal year 2017" or "fiscal 2017" refer to the period from January 29, 2017 to February 3, 2018, which is a 53-week fiscal year. The fiscal quarters ended November 3, 2018 and October 28, 2017 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended November 3, 2018 and October 28, 2017 refer to the thirty-nine weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our views as of the date of this report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Part I, Item 1A “Risk Factors” in our Annual Report, as amended by the risk factors included in Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q. These factors include without limitation:

•	failure to successfully implement our growth strategy;

•	disruptions in our ability to select, obtain, distribute and market merchandise profitably;

•	reliance on merchandise manufactured outside of the United States;

•	dependence on a volume of traffic to our stores;

•	inability to attract and retain qualified employees;

•	inability to successfully build, operate or expand our distribution centers or network capacity;

•	disruptions to our distribution network or the timely receipt of inventory;

•	extreme weather conditions in the areas in which our stores are located could negatively affect our business and results of operations;

•	failure to secure customers’ confidential or credit card information, or other private data relating to our employees or our company;

•	increased operating costs or exposure to fraud or theft due to customer payment-related risks;

•	inability to increase sales and improve the efficiencies, costs and effectiveness of our operations;

•	dependence on our executive officers, senior management and other key personnel or inability to hire additional qualified personnel;

•	inability to successfully manage our inventory balances and inventory shrinkage;

•	inability to meet our lease obligations;

•	changes in our competitive environment, including increased competition from other retailers and the presence of online retailers;

•	increasing costs due to inflation, increased operating costs, wage rate increases or energy prices;

•	the seasonality of our business;

•	inability to successfully implement our expansion into online retail;

•	disruptions to our information technology systems in the ordinary course, including data breaches by online attackers, or as a result of system upgrades;

•	the impact of damage, breaches or interruptions to our technology systems;

•	failure to maintain adequate internal controls;

•	complications with the design or implementation of the new enterprise resource system;

•	natural disasters, adverse weather conditions, pandemic outbreaks, global political events, war and terrorism;

•	the impact of changes in tax legislation;

•	current economic conditions and other economic factors;

•	the impact of governmental laws and regulations;

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
Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiary as "we," "us," or "our") is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the teen and pre-teen customer. We offer a dynamic, edited assortment of exciting products, priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of November 3, 2018, we operated 745 stores in 33 states.
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
Due to the 53rd week in fiscal 2017, comparable sales for the thirteen and thirty-nine weeks ended November 3, 2018 are reported on a restated calendar basis. Reference to the "restated calendar” is based on using the National Retail Federation's restated calendar comparing similar weeks, which are the thirteen weeks from August 5, 2018 to November 3, 2018 as compared to the thirteen weeks from August 6, 2017 to November 4, 2017 and the thirty-nine weeks from February 4, 2018 to November 3, 2018 as compared to the thirty-nine weeks from February 5, 2017 to November 4, 2017.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$312.8	$257.2	$956.9	$773.4
Cost of goods sold	210.7	173.5	635.8	517.5
Gross profit	102.1	83.6	321.1	255.9
Selling, general and administrative expenses	86.5	68.8	250.4	202.0
Operating income	15.5	14.8	70.7	53.9
Interest income, net	1.1	0.3	3.1	0.9
Income before income taxes	16.6	15.1	73.8	54.8
Income tax expense	3.1	5.3	13.4	19.7
Net income	$13.5	$9.9	$60.4	$35.1
Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.4	67.5	66.4	66.9
Gross profit	32.6	32.5	33.6	33.1
Selling, general and administrative expenses	27.7	26.8	26.2	26.1
Operating income	5.0	5.8	7.4	7.0
Interest income, net	0.3	0.1	0.3	0.1
Income before income taxes	5.3	5.9	7.7	7.1
Income tax expense	1.0	2.0	1.4	2.6
Net income	4.3%	3.8%	6.3%	4.5%
Operational Data:
Total stores at end of period	745	625	745	625
Comparable sales growth	4.8%	8.5%	3.6%	6.9%
Average net sales per store (2)	$0.4	$0.4	$1.4	$1.3

(1)	Components may not add to total due to rounding.

(2)	Only includes stores open during the full thirteen and thirty-nine weeks ended.

Thirteen Weeks Ended November 3, 2018 Compared to the Thirteen Weeks Ended October 28, 2017
Net Sales
Net sales increased to $312.8 million in the thirteen weeks ended November 3, 2018 from $257.2 million in the thirteen weeks ended October 28, 2017, an increase of $55.6 million, or 21.6%. The increase was the result of a non-comparable sales increase of $47.5 million and a comparable sales increase of $8.1 million. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2018 and the number of stores that opened in fiscal 2017 but have not been open for 15 full months. We plan to open approximately 125 net new stores in fiscal 2018.
Comparable sales, based on the restated calendar, increased 4.8%. This increase resulted from an increase of approximately 2.8% in the average dollar value of transactions and an increase of approximately 2.0% in the number of transactions.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $210.7 million in the thirteen weeks ended November 3, 2018 from $173.5 million in the thirteen weeks ended October 28, 2017, an increase of $37.2 million, or 21.4%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods resulting from the increase in net sales. Also contributing to the increase in cost of goods sold was an increase in store occupancy costs resulting from new store openings.
Gross profit increased to $102.1 million in the thirteen weeks ended November 3, 2018 from $83.6 million in the thirteen weeks ended October 28, 2017, an increase of $18.5 million, or 22.1%. Gross margin increased to 32.6% for the thirteen weeks ended November 3, 2018 from 32.5% in the thirteen weeks ended October 28, 2017, an increase of approximately 10 basis points. The increase in gross margin was primarily the result of a decrease as a percentage of net sales in store occupancy costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $86.5 million in the thirteen weeks ended November 3, 2018 from $68.8 million in the thirteen weeks ended October 28, 2017, an increase of $17.7 million, or 25.8%. As a percentage of net sales, selling, general and administrative expenses increased approximately 90 basis points to 27.7% in the thirteen weeks ended November 3, 2018 compared to 26.8% in the thirteen weeks ended October 28, 2017. The increase in selling, general and administrative expenses was primarily the result of increases of $14.0 million in store-related expenses to support new store growth and $3.7 million of corporate-related expenses.
Income Tax Expense
Income tax expense decreased to $3.1 million in the thirteen weeks ended November 3, 2018 from $5.3 million in the thirteen weeks ended October 28, 2017, a decrease of $2.2 million, or 41.3%. The decrease in income tax expense was primarily the result of the impact of tax reform as a result of the TCJA and due to discrete items, which include the recognition of net excess income tax benefits related to ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." These decreases were partially offset by a $1.5 million increase in pre-tax income.
Our effective tax rate for the thirteen weeks ended November 3, 2018 was 18.6% compared to 34.8% in the thirteen weeks ended October 28, 2017. Our effective tax rate for the thirteen weeks ended November 3, 2018 was lower than the comparable period primarily due to the impact of tax reform as a result of the TCJA and discrete items, which include the impact of the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Net Income
As a result of the foregoing, net income increased to $13.5 million in the thirteen weeks ended November 3, 2018 from $9.9 million in the thirteen weeks ended October 28, 2017, an increase of $3.6 million or 36.8%.

Thirty-Nine Weeks Ended November 3, 2018 Compared to the Thirty-Nine Weeks Ended October 28, 2017
Net Sales
Net sales increased to $956.9 million in the thirty-nine weeks ended November 3, 2018 from $773.4 million in the thirty-nine weeks ended October 28, 2017, an increase of $183.5 million, or 23.7%. The increase was the result of a non-comparable sales increase of $151.7 million and a comparable sales increase of $31.8 million. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2018 and the number of stores that opened in fiscal 2017 but have not been open for 15 full months. We plan to open approximately 125 net new stores in fiscal 2018.
Comparable sales, based on the restated calendar, increased 3.6%. This increase resulted from an increase of approximately 3.3% in the average dollar value of transactions and an increase of approximately 0.3% in the number of transactions.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $635.8 million in the thirty-nine weeks ended November 3, 2018 from $517.5 million in the thirty-nine weeks ended October 28, 2017, an increase of $118.3 million, or 22.9%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods resulting from the increase in net sales. Also contributing to the increase in cost of goods sold was an increase in store occupancy costs resulting from new store openings.

Gross profit increased to $321.1 million in the thirty-nine weeks ended November 3, 2018 from $255.9 million in the thirty-nine weeks ended October 28, 2017, an increase of $65.2 million, or 25.5%. Gross margin increased to 33.6% for the thirty-nine weeks ended November 3, 2018 from 33.1% in the thirty-nine weeks ended October 28, 2017, an increase of approximately 50 basis points. The increase in gross margin was primarily the result of a decrease as a percentage of net sales in store occupancy costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $250.4 million in the thirty-nine weeks ended November 3, 2018 from $202.0 million in the thirty-nine weeks ended October 28, 2017, an increase of $48.4 million, or 23.9%. As a percentage of net sales, selling, general and administrative expenses increased approximately 10 basis points to 26.2% in the thirty-nine weeks ended November 3, 2018 compared to 26.1% in the thirty-nine weeks ended October 28, 2017. The increase in selling, general and administrative expenses was primarily the result of increases of $39.2 million in store-related expenses to support new store growth and $9.2 million of corporate-related expenses.
Income Tax Expense
Income tax expense decreased to $13.4 million in the thirty-nine weeks ended November 3, 2018 from $19.7 million in the thirty-nine weeks ended October 28, 2017, a decrease of $6.3 million, or 32.0%. The decrease in income tax expense was primarily the result of the impact of tax reform as a result of the TCJA and due to discrete items, which include the recognition of net excess income tax benefits related to ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." These decreases were partially offset by a $19.0 million increase in pre-tax income.
Our effective tax rate for the thirty-nine weeks ended November 3, 2018 was 18.2% compared to 36.0% in the thirty-nine weeks ended October 28, 2017. Our effective tax rate for the thirty-nine weeks ended November 3, 2018 was lower than the comparable period primarily due to the impact of tax reform as a result of the TCJA and discrete items, which include the impact of the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Net Income
As a result of the foregoing, net income increased to $60.4 million in the thirty-nine weeks ended November 3, 2018 from $35.1 million in the thirty-nine weeks ended October 28, 2017, an increase of $25.3 million or 72.2%.

Liquidity and Capital Resources
Overview
Our primary source of liquidity is cash flows from operations. Our primary cash needs are for capital expenditures and working capital.
Cash capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make cash capital expenditures of approximately $130 million in fiscal 2018, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations. We expect to incur approximately $38 million of our cash capital expenditure budget in fiscal 2018 to construct and open approximately 125 net new stores, with the remainder projected to be spent on our distribution facilities, including the new distribution center in Georgia, existing stores, and our corporate infrastructure.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand, net cash provided by operating activities and borrowings under our Amended Revolving Credit Facility. When we have used our Amended Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. We did not have any direct borrowings under our Amended Revolving Credit Facility during the thirty-nine weeks ended November 3, 2018. As of November 3, 2018, we had approximately $20.0 million available on the line of credit.

On March 20, 2018, our board of directors approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. There can be no assurances that any such repurchases will be completed, or as to the timing or amount of any repurchases. For the thirty-nine weeks ended November 3, 2018, we did not execute any repurchases.
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
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
Net cash provided by operating activities	$1.6	$17.0
Net cash used in investing activities	(7.4)	(41.1)
Net cash (used in) provided by financing activities	(3.6)	2.9
Net decrease during period in cash and cash equivalents (1)	$(9.4)	$(21.2)
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for the thirty-nine weeks ended November 3, 2018 was $1.6 million, a decrease of $15.4 million compared to the thirty-nine weeks ended October 28, 2017. The decrease was primarily due to changes in working capital partially offset by an increase in operating cash flows from store performance.
Cash Used in Investing Activities
Net cash used in investing activities for the thirty-nine weeks ended November 3, 2018 was $7.4 million, a decrease of $33.7 million compared to the thirty-nine weeks ended October 28, 2017. The decrease was primarily due to an increase in net sales, maturities, and redemptions of investment securities partially offset by an increase in capital expenditures. The increase in capital expenditures was primarily for our new store construction, our distribution facilities, and our corporate infrastructure.
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for the thirty-nine weeks ended November 3, 2018 was $3.6 million, an increase of $6.5 million compared to the thirty-nine weeks ended October 28, 2017. The increase was primarily the result of an increase in the common shares withheld for taxes.
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
As of November 3, 2018, we had approximately $20.0 million available on the line of credit.
All obligations under the Amended Revolving Credit Facility are secured by substantially all of our assets and are guaranteed by our subsidiary. As of November 3, 2018 and October 28, 2017, we were in compliance with the covenants applicable to us under the Amended Revolving Credit Facility.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in the Annual Report. We believe that there have been no significant changes to our critical accounting policies during the thirty-nine weeks ended November 3, 2018.
Contractual Obligations
Except as set forth below, there have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business.
From February 4, 2018 to November 3, 2018, we have entered into 118 new fully executed retail leases with terms of 10 to 15 years and other lease modifications that have future minimum lease payments of approximately $225.3 million.
In June 2018, we signed a purchase agreement for land and building construction for an approximate 700,000 square foot distribution center located in Georgia for approximately $42 million to support our anticipated growth. We expect to occupy the space in early 2019.
Off-Balance Sheet Arrangements
For the quarterly period ended November 3, 2018, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

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
In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and a liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The standard requires use of the modified retrospective transition approach. We plan to adopt this pronouncement in the first quarter of fiscal 2019, coinciding with the pronouncement’s effective date. Our ability to adopt this standard depends on various factors including system readiness and completing an analysis of information necessary to quantify the financial statement impact. We have established a cross-functional team to implement the pronouncement and we are finalizing our implementation of a leasing software solution, our assessment of the practical expedients and policy elections offered by the standard, and changes to our business processes, systems and controls to support the adoption of this standard. While we are still evaluating the impact of this new guidance on our consolidated financial statements, we expect it will result in a significant increase in total assets and total liabilities on our balance sheet given that we have a significant number of leases for our stores.
In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract." ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The standard can be adopted either using the prospective or retrospective transition approach. During the thirteen weeks ended November 3, 2018, we adopted the pronouncement using the prospective transition method and it did not have a significant impact to our financial statements.
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
As of November 3, 2018, we had approximately $20.0 million available on the line of credit. The Amended Revolving Credit Facility reduces the interest rate payable on borrowings to be, at our option, a per annum rate equal to (a) a prime rate or (b) a LIBOR-based rate plus a margin of 1.00%. Letter of credit fees are equal to the interest rate payable on LIBOR-based loans. The interest rate and letter of credit fees under the Amended Revolving Credit Facility are subject to an increase of 2.00% per annum upon an event of default. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended November 3, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Risk factors that affect our business and financial results are discussed in Part I, Item 1A "Risk Factors” in our Annual Report and in Part II, Item 1A “Risk Factors” in our Form 10-Q for the quarter ended August 4, 2018 (“2nd Quarter 10-Q”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report and 2nd Quarter 10-Q. You should carefully consider the risks described in our Annual Report and 2nd Quarter 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report and 2nd Quarter 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits

No.	Description

3.1
Amended and Restated Bylaws of Five Below Inc., effective October 2, 2018 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018).

10.1†	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018).

10.2†
Form of Award Agreement for Performance-Based Restricted Stock Units (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018).

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

101*
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2018, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of November 3, 2018, February 3, 2018 and October 28, 2017; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended and Thirty-Nine Weeks Ended November 3, 2018 and October 28, 2017; (iii) the Unaudited Consolidated Statement of Shareholders’ Equity for the Thirty-Nine Weeks Ended November 3, 2018; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 3, 2018 and October 28, 2017 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

*
Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

†	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE BELOW, INC.

Date: December 6, 2018	/s/ Joel D. Anderson
Joel D. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: December 6, 2018	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1
Amended and Restated Bylaws of Five Below Inc., effective October 2, 2018 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018).

10.1†	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018).

10.2†
Form of Award Agreement for Performance-Based Restricted Stock Units (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018).

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

101*
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2018, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of November 3, 2018, February 3, 2018 and October 28, 2017; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended and Thirty-Nine Weeks Ended November 3, 2018 and October 28, 2017; (iii) the Unaudited Consolidated Statement of Shareholders’ Equity for the Thirty-Nine Weeks Ended November 3, 2018; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 3, 2018 and October 28, 2017 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

*
Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

†	Management contract or compensatory plan or arrangement