Form 10-K
period 2019-02-02
FIVE BELOW, INC
filed 2019-03-28
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2019

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the securities act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑    Accelerated Filer    ☐    Non-Accelerated Filer        ☐    Smaller Reporting Company    ☐    Emerging Growth Company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2018, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common stock (based upon the last reported sales price on The NASDAQ Global Select Market) held by non-affiliates of the registrant was approximately $4,782,549,781.
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 27, 2019 was 55,798,982.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2019 Annual Meeting of Shareholders to be held on June 18, 2019 (hereinafter referred to as the “Proxy Statement”) are incorporated by reference into Part III of this report.

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

•	dependence on a volume of traffic to our stores and website;

•	inability to attract and retain qualified employees;

•	inability to successfully build, operate or expand our distribution centers or network capacity;

•	disruptions to our distribution network or the timely receipt of inventory;

•	extreme weather conditions in the areas in which our stores are located could negatively affect our business and results of operations;

•
the risks of cyberattacks or other cyber incidents, such as the failure to secure customers' confidential or credit card information, or other private data relating to our employees or our company, including the costs associated with protection against or remediation of such incidents;

•	increased operating costs or exposure to fraud or theft due to customer payment-related risks;

•	inability to increase sales and improve the efficiencies, costs and effectiveness of our operations;

•	dependence on our executive officers, senior management and other key personnel or inability to hire additional qualified personnel;

•	inability to successfully manage our inventory balances and inventory shrinkage;

•	inability to meet our lease obligations;

•	the costs and risks of constructing and owning real property;

•	changes in our competitive environment, including increased competition from other retailers and the presence of online retailers;

•	increasing costs due to inflation, increased operating costs, wage rate increases or energy prices;

•	the seasonality of our business;

•	inability to successfully implement our expansion into online retail;

•	disruptions to our information technology systems in the ordinary course or as a result of system upgrades;

•	the impact of damage or interruptions to our technology systems;

•	failure to maintain adequate internal controls;

•	complications with the design or implementation of the new enterprise resource system;

•	natural disasters, adverse weather conditions, pandemic outbreaks, global political events, war and terrorism;

•	the impact of changes in tax legislation;

•	current economic conditions and other economic factors;

•	the impact of governmental laws and regulations;

•	the impact of changes in accounting standards;

•	the impact to our financial performance related to insurance programs;

•	the costs and consequences of legal proceedings;

•	inability to protect our brand name, trademarks and other intellectual property rights;

•	the costs and liabilities associated with infringement of third party intellectual property rights;

•	the impact of product and food safety claims and effects of legislation;

•	inability to obtain additional financing, if needed;

•	restrictions imposed by our indebtedness on our current and future operations; and

•	regulations related to conflict minerals.
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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2019" or "fiscal 2019" refer to the period from February 3, 2019 to February 1, 2020, which consists of a 52-week fiscal year. References to "fiscal year 2018" or "fiscal 2018" refer to the period from February 4, 2018 to February 2, 2019, which consists of a 52-week fiscal year. References to "fiscal year 2017" or "fiscal 2017" refer to the period from January 29, 2017 to February 3, 2018, which consists of a 53-week fiscal year. References to "fiscal year 2016" or "fiscal 2016" refer to the period from January 31, 2016 to January 28, 2017, which consists of a 52-week fiscal year. References to “fiscal year 2015” or “fiscal 2015” refer to the period from February 1, 2015 to January 30, 2016, which consists of a 52-week fiscal year. References to “fiscal year 2014” or “fiscal 2014” refer to the period from February 2, 2014 to January 31, 2015, which consists of a 52-week fiscal year. References to 2019, 2018, 2017, 2016, 2015, and 2014 are to our fiscal years unless otherwise specified.
Our Company
Five Below is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, priced at $5 and below, including select brands and licensed merchandise across eight worlds: Style, Room, Sports, Tech, Create, Party, Candy and Now. We believe we are transforming the shopping experience of our target demographic with a differentiated merchandising strategy and high-energy retail concept, which allows our customers to “Let Go and Have Fun.” Based on our management’s experience and industry knowledge, we believe our customer-centric, experience-first, innovative approach to retail has led to a fiercely loyal customer base and has fostered universal appeal across a variety of age groups beyond our target demographic.
We opened the first Five Below store in the greater Philadelphia area in 2002 and, since then, have been expanding across the Northeast, South, Midwest and West regions of the United States. As of February 2, 2019, we operated a total of 750 locations across 33 states. Our new store model assumes a store size of approximately 8,500 square feet and is typically located within power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets. We opened 125 net new stores in fiscal 2018 and plan to open approximately 145 to 150 new stores in fiscal 2019. We believe that we have the opportunity to grow our store base to more than 2,500 locations over time.
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

In fall 2018, we began offering an expanded product assortment with prices exceeding $5 and up to $10 in six of our stores on a test basis only (with such product offerings branded as "Ten Below" or "JUST WOW"). We plan on continuing to test offering exceptional value for our products to customers at prices exceeding the $5 price point in a limited number of our stores.
We believe that our business model has resulted in strong financial performance irrespective of the economic environment:

•	Our comparable sales increased by 3.9% in fiscal 2018, 6.5% in fiscal 2017, and 2.0% in fiscal 2016.

•	We expanded our store base from 522 stores at the end of fiscal year 2016 to 750 stores at the end of fiscal year 2018, representing a compounded annual growth rate of 19.9%.

•
Between fiscal 2016 and 2018, our net sales increased from $1.0 billion to $1.6 billion, representing a compounded annual growth rate of 24.9%. Over the same period, our operating income increased from $114.0 million to $187.2 million, representing a compounded annual growth rate of 28.2%.

Our Competitive Strengths
We believe the following strengths differentiate Five Below from competitors and are the key drivers of our success:

•
Unique Focus on the Tween and Teen Customer.    We target an attractive customer segment of tweens and teens with trend-right merchandise at differentiated price points of $5 and below. We have built our concept to appeal to this customer base, which we believe to be economically influential and resilient based on our industry knowledge and experience, as well as their parents and others who shop for them. Our brand concept, merchandising strategy and store ambience work in concert to create an upbeat and vibrant retail experience that is designed to appeal to our target audience, drive traffic to our stores and website, and keep our customers engaged throughout their visits. We monitor trends in the ever-changing tween and teen markets and are able to quickly identify and respond to trends that become mainstream. Our price points enable tweens and teens to shop independently, often using their own money to make frequent purchases of items geared primarily to them and to exercise self-expression through their independent retail purchases.

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

•
Differentiated Shopping Experience.    We believe we have created a unique and engaging in-store and online atmosphere that customers find fun and exciting. While we refresh our products frequently, we maintain a floor layout, designed with an easy-to-navigate flow and featuring sight-lines across the entire store enabling customers to easily identify our category worlds. All of our stores feature a sound system playing trend-right music throughout the shopping day. We employ novel and dynamic techniques to display our products, including distinctive merchandise fixtures and colorful and stimulating signage. This approach makes our stores a destination, encouraging hands-on interaction with our products and conveying our value pricing. We have developed a unique culture that emanates from our employees, many of whom frequently shop at Five Below, to our customers, thereby driving a higher level of connectivity and engagement. Additionally, we believe our $5 and below price points, coupled with our dynamic merchandising approach, create an element of discovery, driving repeat visits and customer engagement.

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

•
Highly Experienced and Passionate Senior Management Team with Proven Track Record.    Our senior management team, led by Joel Anderson, our President and Chief Executive Officer, has extensive retail experience across a broad range of disciplines, including merchandising, real estate, finance, store operations, supply chain management and information technology. Our management team drives our operating philosophy, which is based on a relentless focus on providing high-quality merchandise at exceptional value and a superior shopping experience utilizing a disciplined, low-cost operating and sourcing structure. We believe our management team is integral to our success and has positioned us well for long-term growth.

Growth Strategy
We believe we can grow our net sales and earnings by executing on the following strategies:

•
Grow Our Store Base.    We believe there is significant opportunity to expand our store base in the United States from 750 locations as of February 2, 2019 to more than 2,500 locations within the United States over time. Based upon our strategy of store densification, we expect most of our near-term growth will occur within our existing markets, as well as new markets. This strategy allows us to benefit from enhanced brand awareness and achieve operational efficiencies. We opened 103 net new stores in fiscal 2017 and 125 net new stores in fiscal 2018, and plan to open approximately 145 to 150 new stores in fiscal 2019. Our new store model assumes approximately 8,500 square feet and is primarily in-line locations within power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets. We have a talented and disciplined real estate management team and a rigorous real estate site selection process. We analyze the demographics of the surrounding trade areas and the performance of adjacent retailers, as well as traffic and specific site characteristics and other variables. As of February 2, 2019, we have executed lease agreements for the opening of 89 new stores in fiscal 2019.

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

•
Increase Brand Awareness.    We have a cost-effective marketing strategy designed to promote brand awareness and drive store and website traffic. Our strategy includes the use of newspaper circulars, television, digital, and local community marketing to support existing and new market entries. We leverage our growing e-mail database, mobile website and social media presence to drive brand engagement and increased store visits within existing and new markets. We believe that our digital experience is an extension of our brand and retail stores, serving as a marketing and customer engagement tool for us. Our digital experience allows us to continue to build brand awareness and expand our customer base.

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

Our Market Opportunity
As a result of our unique merchandise offering and value proposition, we believe we have effectively tapped the tween and teen markets. According to the U.S. Census Bureau, there were over 63 million people in the United States between the ages of 5 and 19, which represented over 20% of the U.S. population as of April 1, 2010. Based on management’s experience and industry knowledge, we believe that this segment of the population has a significant amount of disposable income as the vast majority of this age group’s basic needs are already met.

Our Merchandise
Strategy
We offer a dynamic, edited assortment of trend-right, high-quality products, priced at $5 or below, including select brands and licensed merchandise, targeted at the tween and teen customer. We believe we are transforming the shopping experience of our target demographic with a unique merchandising strategy and high-energy retail concept that our customers consider fun and exciting. Based on management’s experience and industry knowledge, we believe our compelling value proposition and the dynamic nature of our merchandise offering has fostered universal appeal to customers across a variety of age groups beyond our target demographic.
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
We believe we offer a compelling value proposition to our customers across all of our core product categories. The common element of our dynamic merchandise selection is the consistent delivery of exceptional value to the consumer, with products offered at or below the $5 price point. Our pricing enables us to provide an extensive range of exciting products, while maintaining the attraction of a value retailer. Many of the products we sell can also be found in mall specialty stores, department stores, mass merchandisers and drug stores; however, we offer all of these products in an exciting and easy to shop retail environment at exceptional price points.
Product Mix
We organize the merchandise in our stores into the following category worlds:

•
Style: Consists primarily of accessories such as novelty socks, sunglasses, jewelry, scarves, gloves, hair accessories, athletic tops and bottoms and “attitude” t-shirts. Our style offering also includes products such as nail polish, lip gloss, fragrance, and branded cosmetics.

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

•
Tech: Consists of a selection of accessories for cell phones, tablets, audio and computers. The offering includes cases, chargers, headphones and other related items. We also carry a range of media products including books, video games and DVDs.

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

•
Candy: Consists of branded items that appeal to tweens and teens. This category includes an assortment of classic and novelty candy bars and movie-size box candy, seasonal-related candy as well as gum and snack food. We also sell chilled drinks via coolers.

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

Set forth below is data for the following groups of products – leisure, fashion and home, and party and snack. The percentage of net sales represented by each product group for each of the last three fiscal years was as follows:

	Percentage of Net Sales
	2018	2017	2016
Leisure	50.9%	50.1%	50.0%
Fashion and home	30.9%	31.6%	31.2%
Party and snack	18.2%	18.3%	18.8%
Total	100.0%	100.0%	100.0%
Leisure includes items such as sporting goods, games, toys, tech, books, electronic accessories, and arts and crafts. Fashion and home includes items such as personal accessories, “attitude” t-shirts, beauty offerings, home goods and storage options. Party and snack includes items such as party and seasonal goods, greeting cards, candy and other snacks, and beverages.
Our Stores
As of February 2, 2019, we operated 750 stores throughout the Northeast, South, Midwest and West regions of the United States. Our new store model assumes a store size of approximately 8,500 square feet. Our stores are primarily located in power, community and lifestyle shopping centers; approximately 4% of our stores are located in malls. The following map shows the number of stores in each of the states in which we operated and the locations of our distribution centers as of February 2, 2019.

2
5
18
3
13
10
8
41
55
64
39
4
34
2
33
6
20
43
22
37
3
31
7
21
17
8
5
8
4
14
24
80
7
62
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
Each of our category worlds is strategically located within our stores in an effort to enhance the customer’s shopping experience. For example, our Now offerings are located in the front of the store with the goal of catching customers’ attention and being “top of mind,” and specially featured value items and other key items are positioned along the center aisle. Impulse items and “dollar value” items surround the checkout areas to capture add-on purchases.
Expansion Opportunities and Site Selection
Our unique focus on the tween and teen customer is supported by our real estate strategy to locate stores in high-visibility locations. We seek to operate stores in high-visibility, high-traffic retail venues, which reinforce our brand message, heighten brand awareness and drive customer traffic.
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
We select store sites for new store openings based upon certain criteria including minimum population density requirements, availability of attractive lease terms, sufficient space and strong positioning within a center. Employees on our real estate team spend considerable time evaluating prospective sites before bringing a proposal to our real estate committee. Our real estate committee, which is composed of senior management including our executive officers, approves all of our locations before a lease is signed.
We believe there is a significant opportunity to expand our store base in the United States. We opened 125 net new stores in fiscal 2018 and we intend to open approximately 145 to 150 new stores in fiscal 2019 through expansion in existing markets and by entering new markets. We maintain a pipeline of real estate sites that have been approved by our real estate committee and have executed 89 leases as of February 2, 2019 for new stores in fiscal 2019. Our recent store growth is summarized in the following table:

Period	Stores at Start of Period	Stores Opened	Stores Closed	Net Store Increase	Stores at End of Period
Fiscal 2016	437	86	1	85	522
Fiscal 2017	522	104	1	103	625
Fiscal 2018	625	126	1	125	750
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
Our store growth is supported by our new store economics, which we believe to be compelling. Our new store model assumes a store size of approximately 8,500 square feet that achieves sales of approximately $1.8 million in the first full year of operation and an average new store cash investment of approximately $0.3 million, including our store build-out (net of tenant allowances), inventory (net of payables) and cash pre-opening expenses. Our new store model targets an average payback period of less than one year on our initial investment.

Store Operations
Each of our stores is managed by a store manager and one or two assistant managers who oversee full-time and part-time employees within each store. Each store manager is responsible for the day-to-day operations of his or her store, including the unit’s operating results, maintaining a clean and appealing store environment and the hiring, training and development of employees. We also employ district managers who are responsible for overseeing the operations of 10 to 15 stores, on average, and regional directors who are responsible for overseeing the operations of our district managers.
We are guided by a philosophy that recognizes strong sales performance and customer service, allowing us to identify and reward employees who meet our high performance standards. Store managers participate in a rewarding bonus incentive program. We also recognize individual performance through internal promotions and provide extensive opportunities for advancement.
Our employees are critical to achieving our goals, and we strive to hire talented people with high energy levels and motivation. We have well-established store operating policies and procedures and an in-store training program for new store managers, assistant managers and store associates. In addition, we have a dedicated group of training and new store opening managers who are focused on ensuring a consistent new store opening and remodel process and who leverage their extensive experience and knowledge of Five Below to train new store managers. Our customer service and store procedure training programs are designed to enable employees to assist customers in a friendly manner and to help create a positive sales-driven environment as well as teach successful operating practices and procedures.
Merchandising, Sourcing and Distribution
We have developed a disciplined approach to buying and a dynamic inventory planning and allocation process to support our merchandising strategy.
Merchandising
Our merchandising team consists of an Executive Vice President, Merchandising, who reports directly to our Chief Executive Officer, and is supported by an extensive team of merchandising employees. Our merchandising team works directly with our product development team and our central planning and allocation group to ensure a consistent delivery of products across our store base. Our Executive Vice President, Merchandising has over 30 years of experience within the retail sector.
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
We work with approximately 800 active vendors, with no single vendor representing more than 7% of our purchases in fiscal 2018. We sourced approximately 65% of our purchases from domestic vendors in fiscal 2018. We typically have no long-term supply agreements or exclusive arrangements with our vendors.
Distribution and Fulfillment
We distribute over 85% of our merchandise for our retail stores from our approximately 1,000,000 square foot distribution center in Pedricktown, New Jersey and our approximately 600,000 square foot distribution center in Olive Branch, Mississippi, with the remaining merchandise shipped directly from the vendor to our stores. We realize cost savings by working with our vendors to streamline and reduce packaging to diminish shipping costs.
In fiscal 2018, we commenced fulfillment operations in Pedricktown, New Jersey for our direct-to-customer e-commerce business.

We generally ship merchandise from our distribution centers to our stores between two and four times a week, depending on the season and the volume of a specific store. We use contract carriers to ship merchandise to our stores. From time to time, we augment our distribution facilities with third-party warehousing.
We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional distribution centers. In March 2019, we completed the purchase of an approximately 700,000 square foot build-to-suit distribution center in Forsyth, Georgia for approximately $42 million, for the land and building, to support our anticipated growth. We are planning to lease or build new distribution centers over the next few years to support our growth objectives.

Marketing and Advertising
Our cost-effective marketing strategy is designed to promote brand awareness and drive store and website traffic with our target demographic, as well as other value-oriented customers. Our strategy includes the use of newspaper, television and digital advertising during peak selling seasons that highlight our brand and exceptional value proposition as well as local community marketing to support existing and new market entries. Additionally, we rely on the strong visibility and the presence of our store locations, email messaging and community fundraising to promote and further our brand image and drive traffic. Our digital experience, anchored by our mobile e-commerce website and social media presence is growing rapidly as we utilize Facebook, Instagram, YouTube and Snapchat to engage our customers with compelling digital content on a daily basis.
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
In addition to our marketing and advertising efforts described above, we also maintain an e-commerce website (www.fivebelow.com) and, over the last few years, our online following has grown substantially. We use both our website and social media channels to highlight our featured products, value proposition, store locations, employment opportunities, and grand openings.

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
The principal basis upon which we compete is by offering a dynamic, edited assortment of trend-right products, priced at $5 or below and including select brands and licensed merchandise, targeted at the tween and teen customer. We believe we are transforming the shopping experience of our target demographic with a unique merchandising strategy and high-energy retail concept that our customers consider fun and exciting. Our success also depends in substantial part on our ability to respond quickly to trends so that we can meet the changing demands of our customers. We believe that we compare favorably relative to many of our competitors based on our merchandising strategy, edited product assortment targeted at tweens and teens, store environment, flexible real estate strategy and company culture. Nonetheless, certain of our competitors have greater financial, distribution, marketing and other resources than we do.

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

Employees
As of February 2, 2019, we employed approximately 3,500 full-time and 10,400 part-time employees. Of our total employees, approximately 400 were based at our corporate headquarters in Philadelphia, Pennsylvania, approximately 500 were based at our distribution centers in Pedricktown, New Jersey and Olive Branch, Mississippi and approximately 13,000 were store employees. The number of part-time employees fluctuates depending on seasonal needs. None of our employees belong to a union or are party to any collective bargaining or similar agreement.

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
Our growth is dependent on our ability to open profitable new stores. We believe we have an opportunity to continue to grow our store base from 750 stores in 33 states as of February 2, 2019 to more than 2,500 locations over time.
Our ability to open profitable new stores depends on many factors, including our ability to:

•	identify suitable markets and sites for new stores;

•	negotiate leases with acceptable terms;

•	achieve brand awareness in the new markets;

•	efficiently source and distribute additional merchandise;

•	expand our distribution capacity by successfully opening and operating new distribution centers;

•	maintain adequate distribution capacity, information systems and other operational system capabilities;

•	hire, train and retain store management and other qualified employees; and

•	achieve sufficient levels of cash flow and financing to support our expansion.
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
Our reliance on merchandise manufactured outside of the United States subjects us to legal, regulatory, political and economic risks. In particular, tariffs imposed and proposed by the U.S. government could increase the cost to us of certain products, lower our margins, increase our import related expenses, and reduce consumer spending on discretionary items, each of which could have a material adverse effect on our business, financial condition and results of future operations.
A significant majority of our merchandise is manufactured outside the United States, and changes in the prices and flow of these goods for any reason could have an adverse impact on our operations. The United States and other countries have occasionally proposed and enacted protectionist trade legislation, which may result in changes in tariff structures and trade policies and restrictions that could increase the cost or reduce the availability of certain merchandise. In particular, the United States has recently imposed increased tariffs on certain imports from China. On July 6, 2018, the United States government imposed a 25% tariff on a variety of imports from China and on September 17, 2018, additional products from China were imposed a 10% tariff, which rate was initially set to increase to 25% by the end of 2018. In response, China imposed a 5% to 10% tariff on certain U.S. goods. However, on December 1, 2018, the U.S. government agreed to postpone until March 1, 2019 further tariff hikes on China while the parties negotiate. On February 24, 2019, President Trump announced that the March 1, 2019 deadline would be extended to allow for negotiations to continue.
While the current tariffs only affect a limited number of the products that we currently either import from China or purchase from domestic vendors which import from China, the U.S. administration has proposed additional tariffs on a list of thousands of categories of products that may be imposed imminently and expressed a willingness for further tariffs on goods imported from China, including on additional items that we purchase. While it is too early to predict how the recently enacted, proposed and any future tariffs on items imported from China or elsewhere will impact our business, such tariffs would likely result in lower gross margins on impacted products, unless we are able to take successfully any one or more of the following mitigating actions: increase our prices, move production to countries with no or lower tariffs or away from domestic vendors who source from China or other tariff impacted countries, or alter or cease offering certain products. Any increase in pricing, alteration of products or reduced product offering could reduce the competitiveness of our products. Furthermore, any retaliatory counter-measures imposed by countries subject to such tariffs, such as China, could increase our, or our vendors’, import expenses. Additionally, even if the products we import are not directly impacted by additional tariffs, the imposition of such additional tariffs on goods imported into the United States could cause increased prices for consumer goods, in general, which could have a negative impact on consumer spending for discretionary items reducing demand for our products. These direct and indirect impacts of increased tariffs or trade restrictions implemented by the United States, both individually and cumulatively, could have a material adverse effect on our business, financial condition and results of future operations.
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
Our growth could be adversely impacted by an inability to attract, retain and motivate qualified employees at the store operations level, in distribution facilities, and at the corporate level, at costs which allow us to profitably conduct our operations. Our ability to meet our labor needs, while controlling our labor costs, is subject to many external factors, including competition for and availability of qualified employees in a given market, unemployment levels within those markets, prevailing wage rates, minimum wage laws, health and other insurance costs, and changes in employment and labor laws (including changes in the process for our employees to join a union) or other workplace regulation. For example, some jurisdictions in which we operate have historically enacted minimum wages that exceed the federal standards. To the extent our competitors increase wage rates for their employees, we will likely have to increase wage rates to stay competitive and attract and retain our employees, which would increase our labor costs. If we do not maintain competitive wages, our customer service could suffer due to declining quality of our workforce or, alternatively, our earnings could decrease if we increase our wage rates. In addition, if a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. Further, we believe the current pricing of our healthcare costs includes the potential future impact of the Patient Protection and Affordable Care Act, but such legislation may further cause our healthcare costs to increase. Significant costs of the Patient Protection and Affordable Care Act may occur due to provisions of the legislation being phased in over time and changes to our healthcare costs structure could have a significant negative effect on our business. In addition, our ability to pass along any increase in labor costs to our customers is constrained by our low price model.
Our new store growth is dependent upon our ability to successfully expand our distribution network capacity, and failure to achieve or sustain these plans could affect our performance adversely.
We maintain distribution centers in Pedricktown, New Jersey, Olive Branch, Mississippi and Forsyth, Georgia. We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional distribution centers. During fiscal 2015, we opened a distribution center in Pedricktown, New Jersey to support our growth objectives. We currently occupy approximately 1,000,000 square feet, having expanded from 800,000 square feet in September 2018. In March 2019, we completed the purchase of an approximately 700,000 square foot build-to-suit distribution center in Forsyth, Georgia. In addition, we are planning to lease or build new distribution centers over the next few years to support our growth objectives. Delays in opening the planned new distribution centers could adversely affect our future operations by slowing store growth, which could in turn reduce sales growth. In addition, any distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as: shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of future projects, including opening the planned new distribution centers could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that any project will be completed on time or within established budgets.
In addition, the fixed costs associated with owning, operating and maintaining our distribution centers during a period of economic weakness or declining sales can result in lower operating efficiencies, financial deleverage and potential impairment in the recorded value of distribution assets. This fixed cost structure may adversely affect profitability if sales volumes decline for an extended period of time and could have material adverse effects on our financial condition, results of operations or cash flow.

Furthermore, our distribution center in Forsyth, Georgia subjects us to the risks of owning real property, which include, but are not limited to:

•	the possibility of environmental contamination and the costs associated with remediating any environmental problems;

•	adverse changes in the value of this property, and any future properties we may own, due to interest rate changes, changes in the neighborhood in which the property is located, or other factors;

•	the possible need for structural improvements in order to comply with zoning, seismic and other legal or regulatory requirements;

•	the potential disruption of our business and operations arising from or connected with a relocation due to moving to or renovating the facility;

•	increased cash commitments for improvements to the building or the property, or both;

•	increased operating expenses for the buildings or the property, or both; and

•
the risk of financial loss in excess of amounts covered by insurance, or uninsured risks, such as the loss caused by damage to the buildings as a result of earthquakes, floods and/or other natural disasters.

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
As with other companies, we are periodically subject to cyberattacks. Cyberattacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by groups and individuals (including criminal hackers, hacktivists, state-sponsored institutions, terrorist organizations and individuals or groups participating in organized crime) with a wide range of expertise and motives (including monetization of corporate, payment or other internal or personal data, theft of trade secrets and intellectual property for competitive advantage and leverage for political, social, economic and environmental reasons). Such cyberattacks and cyber incidents can take many forms including cyber extortion, denial of service, social engineering, such as impersonation attempts to fraudulently induce employees or others to disclose information or unwittingly provide access to systems or data, introduction of viruses or malware, such as ransomware through phishing emails, website defacement or theft of passwords and other credentials. Although we may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents, no cyberattack or other cyber incident has, to our knowledge, had a material adverse effect on our business, financial condition or results of operations to date.
The protection of our customer, employee and company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements that affect our business. In addition, customers have a high expectation that we will adequately protect their personal information from cyberattack or other security breaches. We have procedures and technology in place designed to safeguard our customers’ debit and credit card and other personal information, our employees’ private data and company records, intellectual property and other confidential information, and we continue to devote significant resources to network security, backup and disaster recovery, and other security measures, including training, to protect our systems and data. Nevertheless, these security measures cannot provide absolute security or guarantee that we will be successful in preventing or responding to every such breach or disruption, including through the intentional or negligent actions of our employees, business associates or third parties. As a result, unauthorized parties may obtain access to our data systems and misappropriate customer data and company confidential information.
There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent the compromise of our customer transaction processing capabilities and personal data. Furthermore, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If any such compromise of our security or the security of information residing with our business associates or third parties were to occur, we could be exposed to negative publicity, government enforcement actions, card issuer fines and/or penalties, private litigation or costly response measures. In addition, our reputation within the business community and with our customers may be affected, which could result in our customers discontinuing the use of debit or credit cards in our stores, or not shopping in our stores altogether. This could cause us to lose market share to our competitors and could have an adverse effect on our financial results.
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
Our inventory balance represented approximately 26% of our total assets as of February 2, 2019. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, or if our expectations about customer spending levels are inaccurate, we may have to take unanticipated markdowns to dispose of excess inventory, which also can adversely impact our financial results. We also experience inventory shrinkage, and we cannot assure you that incidences of inventory loss and theft will stay at acceptable levels or decrease in the future, or that the measures we are taking will effectively address the problem of inventory shrinkage. We continue to focus on ways to reduce these risks, but we cannot assure you that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our profitability and cash flows from operations may be negatively affected.

Our business requires that we lease substantial amounts of space and there can be no assurance that we will be able to continue to lease space on terms as favorable as the leases negotiated in the past.
Currently, we lease all of our store locations, as well as our corporate headquarters and distribution facilities in Pedricktown, New Jersey and Olive Branch, Mississippi (and own our distribution center in Forsyth, Georgia). Our stores are leased from third parties, with typical initial lease terms of ten years. Many of our lease agreements also have additional five-year renewal options. Historically, we have been able to negotiate terms that fit within our economic model and that we believe are favorable; however, there is no guarantee that we will be able to continue to negotiate such terms. Consolidation in the commercial retail real estate market could affect our ability to successfully negotiate favorable rental terms for our stores in the future. Should significant consolidation occur, a large proportion of our store base could be concentrated with one or a few landlords that would then be in a position to dictate unfavorable terms to us due to their significant negotiating leverage. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. Increases in our occupancy costs and difficulty in identifying economically suitable new store locations could have significant negative consequences, which include:

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
We maintain a network of distribution centers and are planning to lease or build new distribution centers over the next few years to support our growth objectives. Delays in opening these new distribution centers could adversely affect our future financial performance by slowing store growth, which may in turn reduce revenue growth, or by increasing transportation costs. In addition, distribution center-related construction entails risks that could cause delays and cost overruns, such as: shortages of materials or skilled labor; work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of these projects could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that these distribution centers or any future operational projects will be completed on time or within established budgets. Additionally, potential ownership of these facilities and of additional facilities which we may lease, acquire, build and own in the future, entails risks of our ability to comply with regulations restricting the construction and operation of these facilities, as well as local community actions opposed to the location of our facilities at specific sites and the adoption of local laws restricting our operations and environmental regulations, which may impact our ability to find suitable locations, and increase the cost of sites and of constructing, leasing and operating our facilities. We also may have difficulty negotiating real estate purchase agreements or leases on acceptable terms. Failure to manage these and other similar factors effectively may affect our ability to timely build or lease new facilities, which could have a material adverse effect on our future growth and profitability.

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

In addition, if we are successful, we will encounter risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand and develop our internet operations, website and software and other related operational systems. Although we believe that our participation in both e-commerce and physical store sales will be a distinct advantage for us due to synergies, the potential for new customers and increased brand recognition nationwide in markets where we do not yet have stores, supporting product offerings through both of these channels could create issues that have the potential to adversely affect our results of operations. For example, if our e-commerce business successfully grows, it may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online rather than from our physical stores, thereby reducing the financial performance of our stores. In addition, selling products through the internet exposes us to the potential for fraud associated with “card-not-present” credit card transactions that does not exist for physical store sales. Criminals are using increasingly sophisticated methods to engage in illegal activities such as unauthorized use of credit or debit cards and bank account information. Requirements relating to consumer authentication and fraud detection are more complex for online sales than for physical store sales. We may be denied the revenues associated with orders resulting from the unauthorized use of a cardholder’s card number in an illegal activity even if the associated financial institution approved payment of the orders. As we develop our e-commerce business, the impact of attracting existing rather than new customers, of the increased costs associated with the technology infrastructure and distribution networks, and of opening up our channels to increased internet competition could have a material adverse impact on our business, financial condition, profitability and cash flows, including future growth.
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
Reporting obligations as a public company and our anticipated growth are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our employees. In addition, as a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on the effectiveness of our internal control over financial reporting. As a result, we have incurred, and may continue to incur, substantial expenses to test our systems, to make any necessary improvements, and to hire additional employees. As of February 2, 2019, our internal control over financial reporting was effective using “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO); however, there can be no assurance that our internal control over financial reporting will be effective in future years. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our business and cause a decline in our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and harm our ability to raise capital. Failure to accurately report our financial performance on a timely basis could also jeopardize our continued listing on The NASDAQ Global Select Market or any other stock exchange on which our common stock may be listed. Delisting of our common stock on any exchange could reduce the liquidity of the market for our common stock, which could reduce the price of our stock and increase the volatility of our stock price.
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
Our headquarters, store locations and distribution centers, as well as certain of our vendors and customers, are located in areas which have been and could be subject to natural disasters such as floods, hurricanes, tornadoes, fires or earthquakes. Adverse weather conditions or other extreme changes in the weather, including resulting electrical and technological failures, may disrupt our business and may adversely affect our ability to sell and distribute products. For example, as a result of Superstorm Sandy in October 2012, we experienced closures in the majority of our stores open at that time. In addition, we operate in markets that may be susceptible to pandemic outbreaks or terrorist acts, and our operations may be affected by disruptive global political events, such as civil unrest in countries in which our vendors are located or products are manufactured. Our business may be harmed if our ability to sell and distribute products is impacted by any such events, any of which could influence customer trends and purchases and may negatively impact our net sales, properties or operations. Such events could result in physical damage to one or more of our properties, the temporary closure of some or all of our stores or distribution centers, the temporary lack of an adequate work force in a market, temporary or long-term disruption in the transport of goods, decreases in transportation capacity, increases in transportation costs, delay in the delivery of goods to our distribution centers or stores, disruption of our technology support or information systems, or fuel shortages or dramatic increases in fuel prices, which increase the cost of doing business. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage. Any of these factors, or combination thereof, could adversely affect our operations.

Changes to federal, state or provincial income tax legislation could have a material adverse effect on our business and results of operations.
From time to time, new tax legislation is adopted by the federal government and various states or other regulatory bodies. Significant changes in tax legislation could adversely affect our business or results of operations in a material way. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"). The changes included in the TCJA are broad and complex. The final transition impacts of the TCJA may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the TCJA, any legislative action to address questions that arise because of the TCJA, any changes in accounting standards for income taxes or related interpretations in response to the TCJA, or any updates or changes to estimates we have utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates. As these and other tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.
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
Changes in accounting standards, including new interpretations and applications of accounting standards, may have adverse effects on our financial condition, results of operations, and liquidity. The Financial Accounting Standards Board ("FASB") have issued and/or adopted new pronouncements that proposes numerous significant changes to current accounting standards. These new standards could significantly change the presentation of financial information and our results of operations. Additionally, the new standards may require us to make systems and other changes that increase our operating costs. Specifically, implementing the new accounting standards related to leases required us to make significant changes to our lease management system.
For example, in February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02, which requires, among other things, that lease arrangements longer than 12 months result in an entity recognizing an asset and a liability. We established a cross-functional team to implement the standard in 2019. This included implementation of a leasing software solution and certain changes to our business processes, systems and controls. We expect that the adoption of this standard will result in a significant increase in total assets and total liabilities on our balance sheet given that we have a significant number of leases for our stores and such increase could significantly affect our results of operations.
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
If we are unable to enforce our intellectual property rights, if we are accused of infringing a third party’s intellectual property rights, or if the merchandise we purchase from brand partners is alleged to have infringed a third party’s intellectual property rights, our business or results of operations may be adversely affected.
Our future success and competitive position depend in part on our ability to maintain and protect our brand. We currently own various intellectual property rights in the United States that differentiate us from our competitors, including our trademarks, such as the “Five Below®,” “Ten Below®” and “Five Below Hot Stuff. Cool Prices®” marks. We also own domain names, including www.fivebelow.com, and unregistered copyrights in our website content. We currently rely on a combination of copyright, trademark, trade dress and unfair competition laws to establish and protect our intellectual property and other proprietary rights, but the steps we take to protect such rights may be inadequate to prevent infringement of our trademarks and proprietary rights by others. Such unauthorized use of our trademarks, trade secrets, or other proprietary rights may cause significant damage to our brands and have an adverse effect on our business. The loss or reduction of any of our significant intellectual property or proprietary rights could have an adverse effect on our business.

Additionally, third parties may assert claims against us alleging infringement, misappropriation or other violations of their intellectual property or other proprietary rights, whether or not the claims have merit. Such claims could be time consuming and expensive to defend, may divert management’s attention and resources, and could harm our brand image. Defending against any such claims could have an adverse effect on our business or results of operations and cause us to incur significant litigation costs and expenses. In addition, resolution of such claims may require us to pay substantial damages with respect to past sales and to cease using the relevant intellectual property or other rights and to cease selling the allegedly infringing products, which in turn would result in our loss of the revenues and profits associated with the ongoing sale of such products, which could have a material adverse effect on our financial results. Alternatively, with respect to any third party intellectual property that we use or wish to use in our business (whether or not asserted against us in litigation), we could be required to license the applicable intellectual property rights from third parties, and we may not be able to enter into licensing or other arrangements with the owner of such intellectual property at a reasonable cost or on reasonable terms.
We purchase merchandise from vendors that may be subject to copyrights or patents, or that may otherwise incorporate protected intellectual property. We do not manufacture any of the merchandise we purchase from our vendors for sale to our customers and we do not routinely independently investigate whether our manufacturing partners hold intellectual property rights to merchandise that they are manufacturing or distributing. As a result, we rely upon the vendors’ representations and indemnifications set forth in our purchase orders and supplier agreements concerning their right to sell us the products that we purchase from them. If a third party claims to have rights with respect to merchandise we purchased from a vendor, or if we acquire unlicensed merchandise, we could be required to remove such merchandise from our stores, resulting in our loss of the revenues and profits associated with the ongoing sale of such products. In addition, we could incur costs associated with destruction of such merchandise if the vendor is unwilling or unable to reimburse us, and be subject to liability under various civil and criminal causes of action, including actions to recover unpaid royalties and other damages and injunctions. Although our purchase orders and agreements with vendors generally require the vendor to indemnify us against such claims, a vendor may not have the financial resources to defend itself or us against such claims, in which case we may have to pay the costs and expenses associated with defending such claims. Any of these results could harm our brand image and have a material adverse effect on our financial condition, cash flows and results of operations as well as our growth.
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
Our board of directors has the authority, without action or vote of our shareholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, shares issuable upon the vesting of restricted stock units or performance-based restricted stock units, shares that may be issued to satisfy our obligations under our equity incentive plan or shares of our authorized but unissued preferred stock. We initially reserved 7,600,000 shares of common stock under our equity incentive plan for future issuances and, as of February 2, 2019, 1,083,345 shares of our common stock are issuable upon the exercise of options outstanding, the vesting of restricted stock units and the vesting of performance-based restricted stock units under that plan. We also initially reserved 500,000 shares of common stock under our employee stock purchase plan for future issuances, and as of February 2, 2019, 25,893 shares of our common stock have been issued under that plan. Exercises of these options or issuances of common stock or preferred stock could reduce your influence over matters on which our shareholders vote and, in the case of issuances of preferred stock, likely could result in your interest in us being subject to the prior rights of holders of that preferred stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
In September 2016, we signed a fifteen-year lease for a new corporate headquarters location in Philadelphia, Pennsylvania to accommodate our current and anticipated future growth. We currently occupy approximately 117,000 square feet of office space and will expand into approximately 50,000 square feet of additional office space by no later than 2020. The lease agreement expires in early 2033 with three successive options to renew for additional terms of up to approximately fifteen years. In connection with our move to our new corporate headquarters, we paid a termination fee pursuant to the terms of the lease for our previous corporate headquarters.
Our approximately 600,000 square foot distribution center in Olive Branch, Mississippi is leased under a lease agreement expiring in 2022 with options to renew for three successive five-year periods. In June 2015, we opened a new distribution center in Pedricktown, New Jersey to support our anticipated growth. We currently occupy approximately 1,000,000 square feet at this distribution center, having expanded from 800,000 square feet in September 2018. The lease agreement, which began in fiscal 2015, will expire in 2025 with options to renew for three successive five-year periods. In March 2019, we completed the purchase of an approximately 700,000 square foot build-to-suit distribution center in Forsyth, Georgia for approximately $42 million, for the land and building, to support our anticipated growth. We are planning to lease or build new distribution centers over the next few years to support our growth objectives.
At the end of fiscal 2018, there were 750 Five Below store locations in 33 states. All of our stores are leased from third parties. These leases typically have ten-year terms with additional five-year renewal options, and many provide us with the option to terminate early under specified conditions. In addition to future minimum lease payments, some of our store leases provide for additional rental payments based on a percentage of net sales if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Global Select Market under the symbol “FIVE.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NASDAQ Global Select Market:

Fiscal 2018	High	Low
First Quarter (February 4, 2018 - May 5, 2018)	$78.28	$60.00
Second Quarter (May 6, 2018 - August 4, 2018)	$109.09	$69.96
Third Quarter (August 5, 2018 - November 3, 2018)	$136.13	$99.25
Fourth Quarter (November 4, 2018 - February 2, 2019)	$127.60	$86.57

Fiscal 2017	High	Low
First Quarter (January 29, 2017 - April 29, 2017)	$49.86	$37.14
Second Quarter (April 30, 2017 - July 29, 2017)	$54.13	$44.30
Third Quarter (July 30, 2017 - October 28, 2017)	$58.07	$46.00
Fourth Quarter (October 29, 2017 - February 3, 2018)	$73.55	$54.82

On February 1, 2019 (the last trading day of fiscal 2018), the last reported sale price on the NASDAQ Global Select Market of our common stock was $124.73 per share. As of March 8, 2019, we had approximately 86,868 holders of record of our common stock.

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
The following graph compares the cumulative total shareholder return on our common stock from July 19, 2012 (the date our common stock commenced trading on the NASDAQ Global Select Market) through February 2, 2019, with the return on (i) the NASDAQ Global Market Composite Index and (ii) the NASDAQ US Benchmark Retail Index over the same period. This graph assumes an initial investment of $100 and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Total Return
500.0
450.0
400.0
350.0
300.0
250.0
200.0
150.0
100.0
50.0
-
7/19/12
2/1/13
1/31/14
1/30/15
1/29/16
1/27/17
2/2/18
2/1/19
FIVE
NASDAQ GLOBAL COMPOSITE
NASDAQ US BENCHMARK RETAIL INDEX

	7/19/2012	2/1/2013	1/31/2014	1/30/2015	1/29/2016	1/27/2017	2/2/2018	2/1/2019
FIVE BELOW, INC.	$100.00	$140.00	$138.30	$125.70	$132.90	$141.90	$237.50	$470.70
NASDAQ GLOBAL MARKET COMPOSITE INDEX	$100.00	$107.20	$138.40	$156.30	$155.60	$190.90	$244.10	$244.90
NASDAQ US BENCHMARK RETAIL INDEX	$100.00	$111.00	$132.70	$161.50	$168.00	$182.50	$242.80	$251.70

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
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock during the fourth fiscal quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
November 4, 2018 - December 1, 2018	—	—	—	$100,000,000
December 2, 2018 - January 5, 2019	21,810	$91.07	21,810	$98,013,000
January 6, 2019 - February 2, 2019	—	—	—	$98,013,000
Fourth Quarter 2018	21,810	$91.07	21,810	$98,013,000

(1) On March 21, 2018, we announced that our board of directors approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock through March 31, 2021. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be repurchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected financial and other data as of and for the periods indicated. The selected financial data for fiscal 2018, 2017 and 2016 and selected consolidated balance sheet data as of February 2, 2019 and February 3, 2018 have been derived from our consolidated financial statements audited by KPMG LLP, our independent registered public accounting firm, included elsewhere in this Annual Report. The selected financial data for fiscal 2015 and fiscal 2014, and the selected balance sheet data as of January 28, 2017, January 30, 2016, and January 31, 2015, have been derived from our audited consolidated financial statements that have not been included in this Annual Report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected financial data in conjunction with the consolidated financial statements and accompanying notes and the information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.
We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31st of the following year. The reporting periods contained in the following table consist of 53 weeks of operations in fiscal 2017 and 52 weeks of operations in each of fiscal 2018, 2016, 2015, and 2014, respectively.

	Fiscal Year
	2018	2017	2016	2015	2014
	(in millions, except share and per share data)
Consolidated Statements of Operations Data (1):
Net sales	$1,559.6	$1,278.2	$1,000.4	$832.0	$680.2
Cost of goods sold	994.5	814.8	643.4	540.0	442.4
Gross profit	565.1	463.4	357.0	291.9	237.8
Selling, general and administrative expenses (2)	377.9	306.0	243.1	199.0	160.8
Operating income	187.2	157.4	114.0	92.9	77.0
Interest income, net	4.6	1.5	0.3	—	0.1
Loss on debt extinguishment	—	—	—	—	0.2
Other expense	—	—	—	0.3	—
Income before income taxes	191.8	158.8	114.3	92.7	76.7
Income tax expense	42.2	56.4	42.4	35.0	28.6
Net income	$149.6	$102.5	$71.8	$57.7	$48.0
Per Share Data:
Basic income per common share (3)	$2.68	$1.86	$1.31	$1.06	$0.89
Diluted income per common share (3)	$2.66	$1.84	$1.30	$1.05	$0.88
Weighted average shares outstanding:
Basic shares	55,763,034	55,208,246	54,845,708	54,513,622	54,219,801
Diluted shares	56,220,864	55,561,472	55,128,870	54,793,301	54,573,855

	Fiscal Year
	2018	2017	2016	2015	2014
	(in millions, except total stores data)
Consolidated Statements of Cash Flows Data (1):
Net cash provided by (used in):
Operating activities	$184.1	$167.4	$106.6	$87.9	$61.4
Investing activities	$(39.5)	$(139.2)	$(86.8)	$(99.4)	$(32.3)
Financing activities	$(5.6)	$8.4	$3.1	$1.4	$(16.1)
Other Operating and Financial Data (1):
Total stores at end of period	750	625	522	437	366
Comparable sales growth	3.9%	6.5%	2.0%	3.4%	3.4%
Average net sales per store (4)	$2.2	$2.2	$2.0	$2.0	$1.9
Capital expenditures	$113.7	$67.8	$44.8	$53.1	$32.3
Consolidated Balance Sheet Data (1):
Cash and cash equivalents	$251.7	$112.7	$76.1	$53.1	$63.2
Short-term investment securities	85.4	132.0	77.8	46.3	—
Total current assets	642.3	479.4	339.8	264.7	199.0
Total assets	952.3	695.7	500.5	393.3	294.1
Total current liabilities	253.1	164.5	116.6	102.2	79.4
Total liabilities	337.2	237.2	169.1	148.8	119.9
Total shareholders’ equity	$615.1	$458.6	$331.4	$244.5	$174.3

(1)	Components may not add to total due to rounding.

(2)
Fiscal 2014 includes $0.9 million of share-based compensation expense that relates to the cancellation of certain stock options, in exchange for the grant of restricted shares and on-going expense recognition of the awards over the remaining vesting period.

(3)	Please see Note 3 in our consolidated financial statements included elsewhere in this Annual Report for an explanation of per share calculations.

(4)	Only includes stores open during the full fiscal year.

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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2019" or "fiscal 2019" refer to the period from February 3, 2019 to February 1, 2020, which consists of a 52-week fiscal year. References to "fiscal year 2018" or "fiscal 2018" refer to the period from February 4, 2018 to February 2, 2019, which consists of a 52-week fiscal year. References to "fiscal year 2017" or "fiscal 2017" refer to the period from January 29, 2017 to February 3, 2018, which consists of a 53-week fiscal year. References to "fiscal year 2016" or "fiscal 2016" refer to the period from January 31, 2016 to January 28, 2017, which consists of a 52-week fiscal year. References to “fiscal year 2015” or “fiscal 2015” refer to the period from February 1, 2015 to January 30, 2016, which consists of a 52-week fiscal year. References to “fiscal year 2014” or “fiscal 2014” refer to the period from February 2, 2014 to January 31, 2015, which consists of a 52-week fiscal year. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.
Overview
Five Below is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of February 2, 2019, we operated 750 stores in 33 states. In August 2016, we commenced selling merchandise on the internet, through our fivebelow.com e-commerce website. We launched our e-commerce operation as an additional channel to service our customers. All e-commerce sales, which includes shipping and handling revenue, are included in net sales and beginning with the third fiscal quarter of 2016, are included in comparable sales. Our e-commerce expenses will have components classified as both cost of goods sold and selling, general and administrative expenses.
We believe that our business model has resulted in strong financial performance irrespective of the economic environment. Our comparable sales, based on the restated calendar, increased by 3.9% in fiscal 2018, 6.5% in fiscal 2017 and 2.0% in fiscal 2016. Between fiscal 2016 and fiscal 2018, our net sales increased from $1,000.4 million to $1,559.6 million, representing a compounded annual growth rate of 24.9%. Over the same period, our operating income increased from $114.0 million to $187.2 million, representing a compounded annual growth rate of 28.2%. In addition, we expanded our store base from 522 stores at the end of fiscal 2016 to 750 stores at the end of fiscal 2018. We plan to open approximately 145 to 150 new stores in fiscal 2019.
We expect to continue our strong growth in the future. By offering trend-right merchandise at a differentiated price point of $5 and below, our stores have been successful in varying geographic regions, population densities and real estate settings. As of February 2, 2019, we operated stores in 33 states in the Northeast, South, Midwest and West regions of the United States. We are primarily located in power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets with trade areas including at least 100,000 people in the specified market. We believe we have the opportunity to expand our store base in the United States from 750 locations as of February 2, 2019 to more than 2,500 locations over time. Our ability to open profitable new stores depends on many factors, including our ability to identify suitable markets and sites; negotiate leases with acceptable terms; achieve brand awareness in the new markets; efficiently source and distribute additional merchandise; and achieve sufficient levels of cash flow and financing to support our expansion.

For the fiscal year ended February 3, 2018, we recorded a provisional net tax benefit of $0.5 million related to the impact of the TCJA. This provisional tax benefit included a one-time $1.5 million remeasurement charge of the net U.S. deferred tax assets to the lower enacted U.S. corporate tax rate of 21% and a $2.0 million tax benefit related to the Company’s 2017 blended rate of 33.7% as a result of Section 15 of the Internal Revenue Code. December 22, 2018 marked the end of the measurement period for purposes of Securities and Exchange Commission Staff Accounting Bulletin No. 118 ("SAB 118"). As such, the Company has completed the analysis based on legislative updates relating to the U.S. TCJA currently available and recorded no additional tax impacts for the year ended February 2, 2019. While we have completed our accounting of the income tax effects of the U.S. TCJA under SAB 118, the related tax impacts may differ, possibly materially, due to changes in interpretations and assumptions that we have made, additional guidance that may be issued by regulatory bodies, and actions and related accounting policy decisions we may take as a result of the new legislation.
We have a proven and highly profitable store model that has produced consistent financial results and returns and our new stores have achieved average payback periods of less than one year. Our new store model assumes a store size of approximately 8,500 square feet that achieves annual sales of approximately $1.8 million in the first full year of operation. Our new store model also assumes an average new store investment of approximately $0.3 million. Our new store investment includes our store build-out (net of tenant allowances), inventory (net of payables) and cash pre-opening expenses.
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
Over the past five years we have invested a significant amount of capital in infrastructure and systems necessary to support our future growth and we expect to incur additional capital expenditures related to expansion of our infrastructure and systems in future periods. In fiscal 2015, we invested in a new ERP and began the multi-year implementation of the ERP, which is designed to enhance functionality and provide timely information to the Company's management team related to the operation of the business. In June 2015, we opened a new distribution center in Pedricktown, New Jersey to support our anticipated growth. We occupy approximately 1,000,000 square feet at this distribution center, having expanded from 800,000 square feet in September 2018. In September 2016, we signed a 15-year lease for a new corporate headquarters location in Philadelphia, Pennsylvania to accommodate our current and anticipated future growth. We currently occupy approximately 117,000 square feet of office space and will expand into approximately 50,000 square feet of additional office space by no later than 2020. In March 2019, we completed the purchase of an approximately 700,000 square foot build-to-suit distribution center in Forsyth, Georgia for approximately $42 million, for the land and building, to support our anticipated growth. We are planning to lease or build new distribution centers over the next few years to support our growth objectives.
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
Due to the 53rd week in fiscal 2017, comparable sales for the year ended February 2, 2019 are reported on a restated calendar basis. Reference to the "restated calendar” is based on using the National Retail Federation's restated calendar comparing similar weeks, which are the fifty-two weeks from February 4, 2018 to February 2, 2019 as compared to the fifty-two weeks from February 5, 2017 to February 3, 2018.
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

	Fiscal Year
	2018	2017	2016
	(in millions, except total stores)
Consolidated Statements of Operations Data (1):
Net sales	$1,559.6	$1,278.2	$1,000.4
Cost of goods sold	994.5	814.8	643.4
Gross profit	565.1	463.4	357.0
Selling, general and administrative expenses	377.9	306.0	243.1
Operating income	187.2	157.4	114.0
Interest income, net	4.6	1.5	0.3
Income before income taxes	191.8	158.8	114.3
Income tax expense	42.2	56.4	42.4
Net income	$149.6	$102.5	$71.8
Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	63.8%	63.7%	64.3%
Gross profit	36.2%	36.3%	35.7%
Selling, general and administrative expenses	24.2%	23.9%	24.3%
Operating income	12.0%	12.3%	11.4%
Interest income, net	0.3%	0.1%	—%
Income before income taxes	12.3%	12.4%	11.4%
Income tax expense	2.7%	4.4%	4.2%
Net income	9.6%	8.0%	7.2%
Operational Data:
Total stores at end of period	750	625	522
Comparable sales growth	3.9%	6.5%	2.0%
Average net sales per store (2)	$2.2	$2.2	$2.0

(1)	Components may not add to total due to rounding.

(2)	Only includes stores open during the full fiscal year.

Fiscal Year 2018 Compared to Fiscal Year 2017
Net Sales
Net sales increased to $1,559.6 million in fiscal year 2018 from $1,278.2 million in fiscal year 2017, an increase of $281.4 million, or 22.0%. The increase was the result of a non-comparable sales increase of $232.3 million and a comparable sales increase of $49.1 million. In fiscal year 2018, we opened 125 net new stores compared to 103 net new stores in fiscal year 2017. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2018 and the number of stores that opened in fiscal 2017 but have not been open for 15 full months.
Comparable sales, based on the restated calendar, increased 3.9%. This increase resulted from an increase of approximately 3.1% in the average dollar value of transactions and an increase of approximately 0.8% in the number of transactions.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $994.5 million in fiscal year 2018 from $814.8 million in fiscal year 2017, an increase of $179.7 million, or 22.1%. The increase in cost of goods sold was primarily the result of an increase in the merchandise costs of goods resulting from an increase in sales. Also contributing to the increase in cost of goods sold was an increase in store occupancy costs resulting from new store openings.
Gross profit increased to $565.1 million in fiscal year 2018 from $463.4 million in fiscal year 2017, an increase of $101.7 million, or 21.9%. Gross margin decreased to 36.2% for fiscal year 2018 from 36.3% in fiscal year 2017, a decrease of approximately 10 basis points. The decrease in gross margin was primarily the result of an increase as a percentage of sales in merchandise cost of goods sold partially offset by a decrease as a percentage of sales in store occupancy costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $377.9 million in fiscal year 2018 from $306.0 million in fiscal year 2017, an increase of $71.9 million, or 23.5%. As a percentage of net sales, selling, general and administrative expenses increased approximately 30 basis points to 24.2% in fiscal year 2018 compared to 23.9% in fiscal year 2017. The increase in selling, general and administrative expenses was the result of increases of $59.5 million in store-related expenses to support new store growth and our marketing initiatives and $12.4 million of corporate-related expenses.
Income Tax Expense
Income tax expense decreased to $42.2 million in fiscal year 2018 from $56.4 million in fiscal year 2017, a decrease of $14.2 million, or approximately 25.2%. This decrease in income tax expense was primarily the result of the impact of tax reform as a result of the TCJA and due to discrete items, which include the recognition of net excess income tax benefits related to FASB ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." These decreases were partially offset by a $33.0 million increase in pre-tax net income.
Our effective tax rate for fiscal year 2018 was 22.0% compared to 35.5% in fiscal year 2017. The decrease in our effective tax rate was primarily driven by the impact of tax reform as a result of the TCJA and the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets.
For the fiscal year ended February 3, 2018, we recorded a provisional net tax benefit of $0.5 million related to the impact of the TCJA. This provisional tax benefit included a one-time $1.5 million remeasurement charge of the net U.S. deferred tax assets to the lower enacted U.S. corporate tax rate of 21% and a $2.0 million tax benefit related to the Company’s 2017 blended rate of 33.7% as a result of Section 15 of the Internal Revenue Code. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, we have completed the analysis based on legislative updates relating to the U.S. TCJA currently available and recorded no additional tax impacts for the year ended February 2, 2019. While we have completed our accounting of the income tax effects of the U.S. TCJA under SAB 118, the related tax impacts may differ, possibly materially, due to changes in interpretations and assumptions that we have made, additional guidance that may be issued by regulatory bodies, and actions and related accounting policy decisions we may take as a result of the new legislation.
Net Income
As a result of the foregoing, net income increased to $149.6 million in fiscal year 2018 from $102.5 million in fiscal year 2017, an increase of approximately $47.2 million, or 46.1%.

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
Comparable sales increased 6.5%. This increase resulted from an increase of approximately 5.8% in the number of transactions and an increase of approximately 0.7% in the average dollar value of transactions.
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
Income Tax Expense
Income tax expense increased to $56.4 million in fiscal year 2017 from $42.4 million in fiscal year 2016, an increase of $14.0 million, or approximately 33.0%. This increase in income tax expense was primarily the result of a $44.6 million increase in pre-tax net income. Our effective tax rate for fiscal year 2017 was 35.5% compared to 37.1% in fiscal year 2016. The decrease in our effective tax rate was primarily driven by discrete items, which include the impact of the adoption of FASB ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets, and the impact of tax reform as a result of the TCJA.
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
The net $0.5 million benefit represents what we believe is the impact of the TCJA in the current year. As the benefit is based on currently available information and interpretations, which are continuing to evolve, the benefit should be considered provisional. We will continue to analyze additional information and guidance related to the TCJA as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. The final impacts may differ from the recorded amounts as of February 3, 2018, and we will continue to refine such amounts within the measurement period provided by SAB 118.

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
Capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make capital expenditures of approximately $170 million in fiscal 2019, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations. We expect to incur approximately $50 million of our capital expenditure budget in fiscal 2019 to construct and open approximately 145 to 150 new stores, with the remainder projected to be spent on our distribution facilities including the new distribution center in Georgia, store relocations and remodels, and our corporate infrastructure.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand, net cash provided by operating activities and borrowings under our Amended Revolving Credit Facility and Revolving Credit Facility. When we have used our Amended Revolving Credit Facility and Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. We did not have any direct borrowings under our Amended Revolving Credit Facility during fiscal year 2018. As of February 2, 2019 and February 3, 2018, we had approximately $20.0 million available on the line of credit.
On March 20, 2018, our board of directors approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. In December 2018, we repurchased 21,810 shares under this program at an aggregate cost of approximately $2.0 million. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
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

Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Fiscal Year
	2018	2017	2016

Net cash provided by operating activities	$184.1	$167.4	$106.6
Net cash used in investing activities	(39.5)	(139.2)	(86.8)
Net cash (used in) provided by financing activities	(5.6)	8.4	3.1
Net increase during period in cash and cash equivalents (1)	$139.1	$36.6	$23.0
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for fiscal 2018 was $184.1 million, an increase of $16.7 million compared to fiscal 2017. The increase was primarily due to an increase in operating cash flows from store performance and a decrease in income taxes paid partially offset by changes in working capital. During fiscal 2018, we added 125 net new stores and expect to add approximately 145 to 150 new stores in fiscal 2019.
Net cash provided by operating activities for fiscal 2017 was $167.4 million, an increase of $60.8 million compared to fiscal 2016. The increase was primarily due to an increase in operating cash flows from store performance partially offset by an increase in income taxes paid. During fiscal 2017, we added 103 net new stores.

Cash Used in Investing Activities
Net cash used in investing activities for fiscal 2018 was $39.5 million, a decrease of $99.7 million compared to fiscal 2017. The decrease was primarily due to an increase in net sales, maturities, and redemptions of investment securities partially offset by an increase in capital expenditures. The increase in capital expenditures was primarily for our distribution facilities, our new store construction, and our corporate infrastructure.
Net cash used in investing activities for fiscal 2017 was $139.2 million, an increase of $52.4 million compared to fiscal 2016. The increase was primarily due to increases in net purchases of investment securities and capital expenditures. The increase in capital expenditures was primarily for our new store construction, our corporate infrastructure, and our distribution facilities.

Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for fiscal year 2018 was $5.6 million, an increase of $14.0 million compared to fiscal 2017. The increase was primarily the result of an increase in common shares withheld for taxes, a decrease in the proceeds from the exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units and an increase in the repurchase and retirement of common stock.
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

Line of Credit
On May 10, 2017, we entered into a Fourth Amended and Restated Loan and Security Agreement (the “Amended Loan and Security Agreement”), among Five Below Inc., 1616 Holdings, Inc. (formerly known as Five Below Merchandising, Inc.) and Wells Fargo Bank, National Association. The Amended Loan and Security Agreement amends and restates the Third Amended and Restated Loan and Security Agreement, dated June 12, 2013, among Five Below Inc., 1616 Holdings, Inc. and Wells Fargo Bank, National Association, which governed the Revolving Credit Facility.
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
As of February 2, 2019 and February 3, 2018, we had approximately $20.0 million available on the line of credit.
All obligations under the Amended Revolving Credit Facility are secured by substantially all of our assets and are guaranteed by our subsidiary. As of February 2, 2019, we were in compliance with the covenants applicable to us under the Amended Revolving Credit Facility.
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

Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed for impairment using factors including, but not limited to, our future operating plans and projected cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In the event of a store closure, we will record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Based on the analysis performed, our management believes that there was no impairment of long-lived assets for each of the 2018, 2017 and 2016 fiscal years. The impairment loss analysis requires management to apply judgment and make estimates.
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
For the fiscal year ended February 3, 2018, we recorded a provisional net tax benefit of $0.5 million related to the impact of the TCJA. This provisional tax benefit included a one-time $1.5 million remeasurement charge of the net U.S. deferred tax assets to the lower enacted U.S. corporate tax rate of 21% and a $2.0 million tax benefit related to the Company’s 2017 blended rate of 33.7% as a result of Section 15 of the Internal Revenue Code. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, we have completed the analysis based on legislative updates relating to the U.S. TCJA currently available and recorded no additional tax impacts for the year ended February 2, 2019. While we have completed our accounting of the income tax effects of the U.S. TCJA under SAB 118, the related tax impacts may differ, possibly materially, due to changes in interpretations and assumptions that we have made, additional guidance that may be issued by regulatory bodies, and actions and related accounting policy decisions we may take as a result of the new legislation.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 clarifies the principles for recognizing revenue from contracts with customers and outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The effective date of this pronouncement is for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. On February 4, 2018, we adopted the pronouncement using the modified retrospective method by recognizing the cumulative effect of gift card breakage as an adjustment to retained earnings resulting in a $0.5 million increase to retained earnings. The comparative information for the years ended prior to February 4, 2018 was not restated to comply with the pronouncement.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and a liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The standard requires use of the modified retrospective transition approach. We plan to adopt this pronouncement in the first quarter of fiscal 2019, coinciding with the pronouncement’s effective date. Our ability to adopt this standard depends on various factors including system readiness and completing an analysis of information necessary to quantify the financial statement impact. We have established a cross-functional team to implement the pronouncement and we have finalized our implementation of a leasing software solution, our assessment of the practical expedients and policy elections offered by the standard, and changes to our business processes, systems and controls to support the adoption of this standard. Additionally, we are in the process of developing drafts of our new footnote disclosures required under the new pronouncement that will be disclosed in our Form 10-Q for the first fiscal quarter of 2019. Although we are still finalizing the quantitative effects of ASU 2016-02, this pronouncement will impact our statement of operations with additional expenses primarily as it relates to the treatment of certain initial direct lease costs that were previously capitalizable. We also expect a significant increase of approximately $600 million to $800 million in total assets and total liabilities on our consolidated balance sheets in the period of adoption given that we have a significant number of leases for our stores.
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
In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract." ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The standard can be adopted either using the prospective or retrospective transition approach. During the third quarter of fiscal 2018, we adopted the pronouncement using the prospective transition method and it did not have a significant impact to our financial statements.

Contractual Obligations
The following table summarizes, as of February 2, 2019, our minimum rental commitments under operating lease agreements including assumed extensions, minimum payments for long-term debt and other obligations in future periods:

(In millions)	Payments Due By Period
	Total (1)	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (2)	$1,139.0	$147.4	$297.0	$260.4	$434.2
Purchase obligations (3)	7.4	7.4	—	—	—
Total	$1,146.4	$154.8	$297.0	$260.4	$434.2

(1)
The amounts in this table exclude obligations under employment agreements and approximately $35 million for the remaining balance related to the purchase of the distribution center (land and building) in Forsyth, Georgia. For a discussion of the compensation of our executive officers, see Part III, Item 11 “Executive Compensation”.

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

From February 4, 2018 to March 28, 2019, we committed to 19 new store leases with terms of 10 years that have future minimum lease payments of approximately $35.2 million.

Off Balance Sheet Arrangements
For the fiscal year ended February 2, 2019, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

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
As of February 2, 2019, we had approximately $20 million available on the line of credit. The Amended Revolving Credit Facility reduces the interest rate payable on borrowings to be, at our option, a per annum rate equal to (a) a prime rate or (b) a LIBOR-based rate plus a margin of 1.00%. Letter of credit fees are equal to the interest rate payable on LIBOR-based loans. The interest rate and letter of credit fees under the Amended Revolving Credit Facility are subject to an increase of 2.00% per annum upon an event of default. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIVE BELOW, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Five Below, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Five Below, Inc. (the Company) as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 2, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 2, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Philadelphia, Pennsylvania
March 28, 2019

FIVE BELOW, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	February 2, 2019	February 3, 2018
Assets
Current assets:
Cash and cash equivalents	$251,748	$112,669
Short-term investment securities	85,412	131,958
Inventories	243,636	187,037
Prepaid income taxes	1,337	2,264
Prepaid expenses and other current assets	60,124	45,434
Total current assets	642,257	479,362
Property and equipment, net	301,297	180,349
Deferred income taxes	6,126	6,676
Long-term investment securities	—	27,702
Other assets	2,584	1,619
	$952,264	$695,708

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—
Accounts payable	103,692	73,033
Income taxes payable	20,626	25,275
Accrued salaries and wages	24,586	22,906
Other accrued expenses	104,201	43,246
Total current liabilities	253,105	164,460
Deferred rent and other	84,065	72,690
Total liabilities	337,170	237,150
Commitments and contingencies (note 5)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,759,048 and 55,438,089 shares, respectively.	557	554
Additional paid-in capital	352,702	346,300
Retained earnings	261,835	111,704
Total shareholders’ equity	615,094	458,558
	$952,264	$695,708
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Fiscal Year
	2018	2017	2016
Net sales	$1,559,563	$1,278,208	$1,000,410
Cost of goods sold	994,478	814,795	643,373
Gross profit	565,085	463,413	357,037
Selling, general and administrative expenses	377,901	306,022	243,075
Operating income	187,184	157,391	113,962
Interest income, net	4,623	1,458	299
Income before income taxes	191,807	158,849	114,261
Income tax expense	42,162	56,398	42,421
Net income	$149,645	$102,451	$71,840
Basic income per common share	$2.68	$1.86	$1.31
Diluted income per common share	$2.66	$1.84	$1.30
Weighted average shares outstanding:
Basic shares	55,763,034	55,208,246	54,845,708
Diluted shares	56,220,864	55,561,472	55,128,870
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share and per share data)

	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Total shareholders’ equity

	Shares	Amount
Balance, January 30, 2016	54,590,641	$546	$306,522	$(62,587)	$244,481
Share-based compensation expense	—	—	11,655	—	11,655
Issuance of unrestricted stock awards	6,781	—	280	—	280
Exercise of options to purchase common stock	225,767	2	3,287	—	3,289
Vesting of restricted stock units and performance-based restricted stock units	123,428	1	—	—	1
Common shares withheld for taxes	(46,750)	—	(1,904)	—	(1,904)
Excess tax benefit related to exercises of stock options	—	—	1,555	—	1,555
Issuance of common stock to employees under employee stock purchase plan	5,087	—	208	—	208
Net income	—		—	71,840	71,840
Balance, January 28, 2017	54,904,954	549	321,603	9,253	331,405
Share-based compensation expense	—	—	16,114	—	16,114
Issuance of unrestricted stock awards	4,464	—	238	—	238
Exercise of options to purchase common stock	327,980	3	9,598	—	9,601
Vesting of restricted stock units and performance-based restricted stock units	229,553	2	—	—	2
Common shares withheld for taxes	(33,327)	—	(1,504)	—	(1,504)
Issuance of common stock to employees under employee stock purchase plan	4,465	—	251	—	251
Net income	—	—	—	102,451	102,451
Balance, February 3, 2018	55,438,089	554	346,300	111,704	458,558
Cumulative effect of ASC 606 adoption	—	—	—	486	486
Share-based compensation expense	—	—	11,807	—	11,807
Issuance of unrestricted stock awards	2,056	—	180	—	180
Exercise of options to purchase common stock	145,157	1	4,026	—	4,027
Vesting of restricted stock units and performance-based restricted stock units	305,201	3	—	—	3
Common shares withheld for taxes	(113,058)	(1)	(7,989)	—	(7,990)
Repurchase and retirement of common stock	(21,810)	—	(1,987)	—	(1,987)
Issuance of common stock to employees under employee stock purchase plan	3,413	—	365	—	365
Net income	—	—	—	149,645	149,645
Balance, February 2, 2019	55,759,048	$557	$352,702	$261,835	$615,094
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year
	2018	2017	2016
Operating activities:
Net income	$149,645	$102,451	$71,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,451	33,241	26,631
Share-based compensation expense	12,018	16,373	11,953
Deferred income tax expense (benefit)	550	4,363	(2,532)
Other non-cash expenses	44	138	109
Changes in operating assets and liabilities:
Inventories	(56,599)	(32,589)	(6,079)
Prepaid income taxes	927	(1,277)	(211)
Prepaid expenses and other assets	(15,655)	(16,366)	(14,875)
Accounts payable	32,866	19,809	(5,451)
Income taxes payable	(4,649)	1,902	11,997
Accrued salaries and wages	1,680	12,112	3,133
Deferred rent	12,143	15,886	7,855
Other accrued expenses	9,712	11,338	2,252
Net cash provided by operating activities	184,133	167,381	106,622
Investing activities:
Purchases of investment securities	(117,371)	(234,856)	(119,746)
Sales, maturities, and redemptions of investment securities	191,619	163,501	77,776
Capital expenditures	(113,720)	(67,795)	(44,794)
Net cash used in investing activities	(39,472)	(139,150)	(86,764)
Financing activities:
Net proceeds from issuance of common stock	365	251	208
Repurchase and retirement of common stock	(1,987)	—	—
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	4,030	9,603	3,290
Common shares withheld for taxes	(7,990)	(1,504)	(1,904)
Excess tax benefit related to exercises of stock options and vesting of restricted and performance-based restricted stock units	—	—	1,555
Net cash (used in) provided by financing activities	(5,582)	8,350	3,149
Net increase in cash and cash equivalents	139,079	36,581	23,007
Cash and cash equivalents at beginning of year	112,669	76,088	53,081
Cash and cash equivalents at end of year	$251,748	$112,669	$76,088
Supplemental disclosures of cash flow information:
Interest paid	$3	$4	$10
Income taxes paid	$45,589	$51,405	$31,762
Non-cash investing activities
Increase in accounts payable and accrued purchases of property and equipment	$48,723	$3,093	$511
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Description of Business
Five Below, Inc. (collectively with its wholly owned subsidiary as the "Company") is a specialty value retailer offering merchandise targeted at the tween and teen demographic. The Company offers an edited assortment of products, priced at $5 and below. The Company’s edited assortment of products includes select brands and licensed merchandise. The Company believes its merchandise is readily available and that there are a number of potential vendors that could be utilized, if necessary, under approximately the same terms the Company is currently receiving; thus, it is not dependent on a single vendor or a group of vendors.
The Company is incorporated in the Commonwealth of Pennsylvania and, as of February 2, 2019, operated in 33 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, South Carolina, Mississippi, Louisiana, Wisconsin, Oklahoma, Minnesota, California and Arkansas. As of February 2, 2019 and February 3, 2018, the Company operated 750 stores and 625 stores, respectively, each operating under the name “Five Below”, and in August 2016, the Company commenced selling merchandise on the internet, through the Company's fivebelow.com e-commerce website.
The Company's consolidated financial statements include the accounts of Five Below, Inc. and its subsidiary (1616 Holdings, Inc., formerly known as Five Below Merchandising, Inc.). All intercompany transactions and accounts are eliminated in the consolidation of the Company's and subsidiary's financial statements.

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
The Company considers all highly liquid investments purchased with a maturity date of three months or less when purchased to be cash equivalents. Our cash equivalents consist of credit and debit card receivables, money market funds, corporate bonds and municipal bonds, which are classified as cash and cash equivalents in the accompanying consolidated balance sheets. The majority of payments due from banks for third-party credit card and debit card transactions resulting from customer purchases at the Company’s retail stores process within 24 to 48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. Amounts due from banks for these transactions classified as cash equivalents totaled $7.4 million and $6.0 million as of February 2, 2019 and February 3, 2018, respectively. Book overdrafts, which are outstanding checks in excess of funds on deposit, are recorded within accounts payable in the accompanying consolidated balance sheets and within operating activities in the accompanying consolidated statements of cash flows. As of February 2, 2019 and February 3, 2018, the Company had cash equivalents of $215.7 million and $91.2 million, respectively.

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

The Company’s financial instruments consist primarily of cash equivalents, short-term and long-term investment securities, accounts payable, and borrowings under a line of credit (as defined in note 4). The Company believes that: (1) the carrying value of cash equivalents and accounts payable are representative of their respective fair value due to the short-term nature of these instruments; and (2) the carrying value of the any current or future borrowings under the line of credit approximates their fair value because the line of credit’s interest rates vary with market interest rates. Under the fair value hierarchy, the fair market values of the investments in corporate bonds are level 1 while the investments in municipal bonds are level 2. The fair market values of level 2 investments are determined by management with the assistance of a third party pricing service. Since quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.
As of February 2, 2019 and February 3, 2018, the Company's short-term and long-term investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of February 2, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$83,128	$—	$63	$83,065
Municipal bonds	2,284	—	2	2,282
Total	$85,412	$—	$65	$85,347

	As of February 3, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$117,373	$—	$177	$117,196
Municipal bonds	14,585	—	—	14,585
Total	$131,958	$—	$177	$131,781

Long-term:
Corporate bonds	$25,465	$—	$170	$25,295
Municipal bonds	2,237	—	2	2,235
Total	$27,702	$—	$172	$27,530
Short-term investment securities as of February 2, 2019 and February 3, 2018 all mature in one year or less. Long-term investment securities as of February 3, 2018 all mature after one year but in less than three years.

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

(f)	Prepaid Expenses and Other Current Assets
Prepaid expenses in fiscal 2018 and fiscal 2017 were $26.1 million and $17.8 million, respectively. Other current assets in fiscal 2018 and fiscal 2017 were $34.0 million and $27.6 million, respectively.

(g)	Property and Equipment
Property and equipment are stated at cost. Additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.
Depreciation and amortization is recorded using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases, if applicable. The estimated useful lives are three to ten years for furniture and fixtures and computers and equipment. Store leasehold improvements are amortized over the shorter of the useful life or the lease term plus assumed extensions, which is generally 10 years. Leasehold improvements located in the distribution centers and the new corporate headquarters are amortized over the shorter of the useful life or the lease term. Depreciation and amortization expense for property and equipment, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations, was $41.5 million, $33.2 million and $26.6 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.
Property and equipment, net, consists of the following (in thousands):

	February 2, 2019	February 3, 2018
Land	$7,150	$—
Furniture and fixtures	145,254	114,394
Leasehold improvements	166,374	133,460
Computers and equipment	69,739	44,923
Construction in process	81,368	15,251
Property and equipment, gross	469,885	308,028
Less: Accumulated depreciation and amortization	(168,588)	(127,679)
Property and equipment, net	$301,297	$180,349

(h)	Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed for impairment using factors including, but not limited to, the Company's future operating plans and projected cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In the event of a store closure, the Company will record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Based on its Company's most recent analysis, management believes that no impairment of long-lived assets exists for the period ended February 2, 2019.

(i)	Deferred Financing Costs
Deferred financing costs are amortized to interest expense over the term of the related credit agreement. Amortization expense in fiscal 2017 and fiscal 2016 was $40.4 thousand and $27.0 thousand, respectively. As of February 2, 2019 and February 3, 2018, the Company had an immaterial balance remaining on the balance sheet.

(j)	Operating Leases
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

(k)	Capital Leases
The Company establishes assets and liabilities for the estimated construction costs incurred under lease arrangements where the Company is considered the owner for accounting purposes only, or build-to-suit leases, to the extent the Company is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease. Upon occupancy of facilities under build-to-suit leases, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If the transaction does not qualify for sales recognition under the sale-leaseback accounting guidance, the Company continues to be the deemed accounting owner. As of February 2, 2019, the Company had approximately $7 million of a capital lease land asset and liability. There were no material capital leases as of February 3, 2018.

(l)	Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $54.2 million and $5.0 million in fiscal 2018 and fiscal 2017, respectively.

(m)	Deferred Rent and Other
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
The following table summarizes the Company's deferred rent and other long-term liabilities balances (in thousands):

	February 2, 2019	February 3, 2018
Current:
Deferred rent (1)	$8,228	$5,707
Total current liabilities	$8,228	$5,707

Long-term:
Deferred rent	$84,065	$72,547
Other	—	143
Total long-term liabilities	$84,065	$72,690

(1)	The current portion of deferred rent is included in the other accrued expenses line item in the accompanying consolidated balance sheets.

(n)	Share-Based Compensation
The Company measures the cost of employee services received in exchange for share-based compensation based on the grant date fair value of the employee stock award. The Company recognizes compensation expense generally on a straight-line basis over the employee's requisite service period (generally the vesting period of the equity grant) based on the estimated grant date fair value of restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") and uses the Black-Scholes option-pricing model for grants of stock options.
The fair value of restricted stock awards are based on the closing price of the Company's common stock on the grant date and the fair value of stock options are based on the Black-Scholes option-pricing model utilizing the closing price of the Company's common stock on the grant date as the fair value of common stock in the model. Future share-based compensation cost will increase when the Company grants additional equity awards. Modifications, cancellations or repurchases of awards after the grant date may require the Company to accelerate any remaining unearned share-based compensation cost or incur incremental compensation costs. Share-based compensation cost recognized and included in expenses for fiscal 2018, fiscal 2017 and fiscal 2016, was $12.0 million, $16.4 million and $12.0 million, respectively.

(o)	Revenue Recognition
Revenue is recognized at the point of sale when control of the product is transferred to the customer at such time. Internet sales, through the Company's fivebelow.com e-commerce website, are recognized when the consumer receives the product as control transfers upon delivery. Returns are accepted under certain conditions within 14 days of purchase. Returns subsequent to the period end are immaterial; accordingly, no reserve has been recorded. Gift card sales to customers are initially recorded as liabilities and recognized as sales upon redemption for merchandise or as breakage revenue in proportion to the pattern of redemption of the gift cards by the consumer in net sales. Sales tax collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, excluded from sales in the accompanying consolidated statements of operations.

(p)	Shipping and Handling Revenues and Costs
The Company includes all shipping and handling revenue from e-commerce sales in net sales. Shipping and handling costs, which are included in cost of goods sold in the accompanying consolidated statements of operations, include both internal and third-party fulfillment and shipping costs related to the Company's e-commerce operations.

(q)	Cost of Goods Sold
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

(r)	Selling, General and Administrative Expenses
Selling, general and administrative expenses include payroll and other compensation, marketing and advertising expense, depreciation and amortization expense, and other selling and administrative expenses.

(s)	Vendor Allowances
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

(t)	Store Pre-Opening Costs
Costs incurred between completion of a new store location’s construction and its opening (pre-opening costs) are charged to expense as incurred. Pre-opening costs were $6.5 million, $6.2 million and $5.1 million in fiscal 2018, fiscal 2017, and fiscal 2016, respectively, and are recorded in the accompanying consolidated statements of operations based on the nature of the expense.

(u)	Advertising Costs
Advertising costs are charged to expense the first time the advertising takes place. Advertising expenses were $42.2 million, $30.8 million and $27.4 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

(v)	Income Taxes
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
For the fiscal year ended February 3, 2018, the Company recorded a provisional net tax benefit of $0.5 million related to the impact of the Tax Cuts and Jobs Act ("TCJA"). This provisional tax benefit included a one-time $1.5 million remeasurement charge of the net U.S. deferred tax assets to the lower enacted U.S. corporate tax rate of 21% and a $2.0 million tax benefit related to the Company’s 2017 blended rate of 33.7% as a result of Section 15 of the Internal Revenue Code. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, the Company has completed the analysis based on legislative updates relating to the U.S. TCJA currently available and recorded no additional tax impacts for the year ended February 2, 2019. While the Company has completed its accounting of the income tax effects of the U.S. TCJA under SAB 118, the related tax impacts may differ, possibly materially, due to changes in interpretations and assumptions that the Company has made, additional guidance that may be issued by regulatory bodies, and actions and related accounting policy decisions the Company may take as a result of the new legislation.

(w)	Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

(x)	Use of Estimates
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

(y)	Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 clarifies the principles for recognizing revenue from contracts with customers and outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The effective date of this pronouncement is for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. On February 4, 2018, the Company adopted the pronouncement using the modified retrospective method by recognizing the cumulative effect of gift card breakage as an adjustment to retained earnings resulting in a $0.5 million increase to retained earnings. The comparative information for the years ended prior to February 4, 2018 was not restated to comply with the pronouncement.
In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and a liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The standard requires use of the modified retrospective transition approach. The Company plans to adopt this pronouncement in the first quarter of fiscal 2019, coinciding with the pronouncement’s effective date. The Company's ability to adopt this standard depends on various factors including system readiness and completing an analysis of information necessary to quantify the financial statement impact. The Company has established a cross-functional team to implement the pronouncement and the Company has finalized its implementation of a leasing software solution, its assessment of the practical expedients and policy elections offered by the standard, and changes to its business processes, systems and controls to support the adoption of this standard. Additionally, the Company is in the process of developing drafts of its new footnote disclosures required under the new pronouncement that will be disclosed in the Company's Form 10-Q for the first fiscal quarter of 2019. Although the Company is still finalizing the quantitative effects of ASU 2016-02, this pronouncement will impact its statement of operations with additional expenses primarily as it relates to the treatment of certain initial direct lease costs that were previously capitalizable. The Company also expects a significant increase of approximately $600 million to $800 million in total assets and total liabilities on its consolidated balance sheets in the period of adoption given that the Company has a significant number of leases for its stores.
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
In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract." ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The standard can be adopted either using the prospective or retrospective transition approach. During the third quarter of fiscal 2018, the Company adopted the pronouncement using the prospective transition method and it did not have a significant impact on the Company's financial statements.

(2)	Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 clarifies the principles for recognizing revenue from contracts with customers. The Company adopted the standard on February 4, 2018 using the modified retrospective method by recognizing the cumulative effect as an adjustment to retained earnings.

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
Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and party and snack (in thousands):

	Fiscal Year		Fiscal Year		Fiscal Year
	2018		2017		2016
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$793,180	50.9%	$640,961	50.1%	$499,967	50.0%
Fashion and home	482,424	30.9%	402,888	31.6%	311,994	31.2%
Party and snack	283,959	18.2%	234,359	18.3%	188,449	18.8%
Total	$1,559,563	100.0%	$1,278,208	100.0%	$1,000,410	100.0%

Financial Statement Impact of Adopting ASU 2014-09
All of the Company's revenue is recognized from contracts with customers and, therefore, is subject to ASU 2014-09. The Company adopted ASU 2014-09 using a modified retrospective approach during the thirteen weeks ended May 5, 2018 and recognized the cumulative effect as an adjustment by increasing retained earnings by $0.5 million and income taxes payable by $0.1 million, and reducing accrued expenses by $0.7 million and deferred tax asset by $0.1 million. The cumulative adjustment was related to the recognition of gift card breakage. The adoption of ASU 2014-09 had an immaterial impact on the Company’s financial statements for the fifty-two weeks ended February 2, 2019.

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

The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Fiscal Year
	2018	2017	2016
Numerator:
Net income	$149,645	$102,451	$71,840
Denominator:
Weighted average common shares outstanding - basic	55,763,034	55,208,246	54,845,708
Dilutive impact of options, restricted stock units, and employee stock purchase plan	457,830	353,226	283,162
Weighted average common shares outstanding - diluted	56,220,864	55,561,472	55,128,870
Per common share:
Basic income per common share	$2.68	$1.86	$1.31
Diluted income per common share	$2.66	$1.84	$1.30

The effects of the assumed exercise of stock options outstanding as of February 3, 2018 and January 28, 2017 for 66,624 and 164,440 shares of common stock, respectively, were excluded from the fiscal 2017 and fiscal 2016 calculation of diluted income per common share as their impact would have been anti-dilutive.
The effects of restricted stock units outstanding as of February 2, 2019, February 3, 2018 and January 28, 2017 for 2,315, 13,323 and 3,600 shares of common stock, respectively, were excluded from the fiscal 2018, fiscal 2017 and fiscal 2016 calculation of diluted income per common share as their impact would have been anti-dilutive.
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
On May 10, 2017, the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the “Amended Loan and Security Agreement”), among the Company, 1616 Holdings, Inc. and Wells Fargo Bank, National Association. The Amended Loan and Security Agreement amends and restates the Third Amended and Restated Loan and Security Agreement, dated June 12, 2013, among the Company, 1616 Holdings, Inc. and Wells Fargo Bank, National Association, which governed the Revolving Credit Facility.
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
Under the Amended Loan and Security Agreement, all obligations under the Amended Revolving Credit Facility continue to be guaranteed by 1616 Holdings, Inc., a wholly-owned subsidiary of the Company, and are secured by substantially all of the assets of the Company and 1616 Holdings, Inc.
During fiscal 2018 and fiscal 2017, the Company had no borrowings or interest expense under the Amended Revolving Credit Facility. During fiscal 2016, the Company had no borrowings or interest expense under the Revolving Credit Facility.
As of February 2, 2019 and February 3, 2018, the Company had approximately $20.0 million available on the line of credit. As of January 28, 2017, the Company had approximately $20.0 million available on the line of credit of which $19.7 million was available and $0.3 million was issued on an outstanding letter of credit obligation.
All obligations under the Amended Revolving Credit Facility and Revolving Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the subsidiary. As of February 2, 2019 and February 3, 2018, the Company was in compliance with the covenants applicable to it under the Amended Revolving Credit Facility and Revolving Credit Facility.

(5)	Commitments and Contingencies
Commitments
Leases
The Company leases property and equipment under non-cancelable operating leases. Certain retail store lease agreements provide for contingent rental payments if the store’s net sales exceed stated levels (percentage rents) and/or contain escalation clauses, which provide for increases in base rental payments for increases in future operating costs. Many of the Company’s leases provide for one or more renewal options for periods of five years. As of February 2, 2019, the Company’s operating lease agreements, including assumed extensions, which are generally those that take the lease to a ten-year term, expire through fiscal 2033.

The Company’s minimum rental commitments under operating lease agreements, including assumed extensions, as of February 2, 2019, are as follows (in thousands):

Fiscal Year	Retail stores	Corporate office, distribution centers and other	Total
2019	$136,858	$10,529	$147,387
2020	139,892	11,885	151,777
2021	133,356	11,834	145,190
2022	123,858	11,441	135,299
2023	115,229	9,897	125,126
Thereafter	379,150	55,071	434,221
	$1,028,343	$110,657	$1,139,000
Rent expense, including base and contingent rent under operating leases, was $119.0 million, $98.2 million and $78.5 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Contingent rents were $0.6 million, $0.6 million and $0.5 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.
From February 3, 2019 to March 28, 2019, the Company committed to 19 new store leases with terms of 10 years that have future minimum lease payments of approximately $35.2 million.
Other contractual commitments
The Company has an executive severance plan that is applicable to certain key employees that provide for, among other things, salary, bonus, severance, and change-in-control provisions.
As of February 2, 2019, the Company has other purchase commitments of approximately $7.4 million consisting of purchase agreements for materials that will be used in the construction of new stores.
Contingencies
Legal Matters
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial condition or results of operations.

(6)	Shareholders’ Equity
As of February 2, 2019, the Company is authorized to issue 120,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock. The holders of the common stock are entitled to one vote per share of common stock and are entitled to receive dividends if declared by the board of directors. The preferred stock may be issued from time to time in series as designated by the board of directors. The designations, powers, preferences, voting rights, privileges, options, conversion rights, and other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof shall be designated by the board of directors.
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
The Five Below, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”) is intended to be qualified as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986. The number of shares of common stock reserved for issuance, which is subject to other limitations, is 500,000 shares. The ESPP allows eligible employees the opportunity to purchase, subject to limitations, shares of the Company’s common stock through payroll deductions at a discount of 10% of the fair market value of such shares on the purchase date. In fiscal 2018, the Company issued 3,413 shares of common stock under the ESPP resulting in proceeds of $0.4 million and recorded share-based compensation expense of $32.4 thousand in connection with the ESPP related to the amount of the discount. In fiscal 2017, the Company issued 4,465 shares of common stock under the ESPP resulting in proceeds of $0.3 million and recorded share-based compensation expense of $21.3 thousand in connection with the ESPP related to the amount of the discount. In fiscal 2016, the Company issued 5,087 shares of common stock under the ESPP resulting in proceeds of $0.2 million and recorded share-based compensation expense of $19.0 thousand in connection with the ESPP related to the amount of the discount.

(7)	Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2002 Equity Incentive Plan (the “Plan”), the Company’s board of directors may grant stock options, restricted shares and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7,600,000 shares under the Plan. As of February 2, 2019, 3,229,566 stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s board of directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity under the Plan was as follows:

	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term
Balance as of January 30, 2016	1,088,674	$26.31	7.5
Granted	51,611	39.30
Forfeited	(47,881)	36.18
Exercised	(225,767)	14.55
Balance as of January 28, 2017	866,637	29.60	6.7
Granted	—	—
Forfeited	(19,172)	37.13
Exercised	(327,980)	29.27
Balance as of February 3, 2018	519,485	29.53	5.9
Granted	—	—
Forfeited	(71)	4.95
Exercised	(145,157)	27.73
Balance as of February 2, 2019	374,257	30.23	5.1
Exercisable as of February 2, 2019	326,464	$29.82	4.9

The Company did not grant any stock options in fiscal 2018 and fiscal 2017. The fair value of each option award granted to employees in fiscal 2016, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Fiscal Year
2016
Expected volatility	47.6%
Risk-free interest rate	1.6%
Expected life of options	6.4 years
Expected dividend yield	—%
The Company uses the simplified method to estimate the expected term of the option. The expected volatility incorporates historical and implied volatility of similar entities whose share prices are publicly available. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The per-share weighted average grant-date fair value of stock options granted to employees in fiscal 2016 was $18.89. The total intrinsic value of stock options exercised during fiscal 2018, fiscal 2017 and fiscal 2016 was $9.9 million, $9.7 million and $6.4 million, respectively. The aggregate intrinsic value of stock options exercisable and stock options outstanding as of February 2, 2019 was $31.0 million and $35.3 million, respectively. In fiscal 2018, fiscal 2017 and fiscal 2016, the Company received cash from the exercise of options of $4.0 million, $9.6 million and $3.3 million, respectively. In fiscal 2016 excess tax benefits from option exercises and vesting of restricted and performance-based restricted stock units were $1.6 million. Upon option exercise, the Company issued new shares of common stock.
Restricted Stock Units and Performance-Based Restricted Stock Units
All RSUs and PSUs vest in accordance with vesting conditions set by the compensation committee of the Company’s board of directors. RSUs granted to date have vesting periods ranging from less than one year to five years from the date of grant. PSUs granted to date have vesting periods ranging from one year to five years from the date of grant, including grants that have a cumulative three year performance period, subject to satisfaction of the applicable performance goals established for the respective grant. The Company periodically assesses the probability of achievement of the performance criteria and adjusts the amount of compensation expense accordingly. Compensation is recognized over the vesting period and adjusted for the probability of achievement of the performance criteria.
RSU and PSU activity under the Plan was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of January 30, 2016	211,682	$33.47	477,463	$36.48
Granted	127,787	41.33	127,160	39.22
Vested	(46,168)	37.95	(77,260)	38.83
Forfeited	(18,125)	34.84	(22,807)	34.20
Non-vested balance as of January 28, 2017	275,176	36.27	504,556	36.91
Granted	158,304	40.52	147,552	39.65
Vested	(88,550)	34.21	(141,003)	38.15
Forfeited	(35,376)	41.11	(15,446)	35.20
Non-vested balance as of February 3, 2018	309,554	38.48	495,659	37.43
Granted	115,411	77.28	121,333	69.59
Vested	(107,695)	37.98	(197,534)	35.69
Forfeited	(24,382)	43.75	(3,258)	69.03
Non-vested balance as of February 2, 2019	292,888	$53.52	416,200	$47.38
In connection with the vesting of RSUs and PSUs during fiscal 2018, the Company withheld 113,058 shares with an aggregate value of $8.0 million in satisfaction of minimum tax withholding obligations due upon vesting. In connection with the vesting of RSUs during fiscal 2017, the Company withheld 33,327 shares with an aggregate value of $1.5 million in satisfaction of minimum tax withholding obligations due upon vesting. In connection with the vesting of RSUs during fiscal 2016, the Company withheld 46,750 shares with an aggregate value of $1.9 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of February 2, 2019, there was $16.1 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.3 years.

(8)	Income Taxes
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

As of February 2, 2019, no valuation allowance has been provided for net deferred tax assets as management believes that it is more likely than not that the Company will realize all deferred tax assets as of February 2, 2019.
For the fiscal year ended February 3, 2018, the Company recorded a provisional net tax benefit of $0.5 million related to the impact of the TCJA. This provisional tax benefit included a one-time $1.5 million remeasurement charge of the net U.S. deferred tax assets to the lower enacted U.S. corporate tax rate of 21% and a $2.0 million tax benefit related to the Company’s 2017 blended rate of 33.7% as a result of Section 15 of the Internal Revenue Code. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, the Company has completed its analysis based on legislative updates relating to the U.S. TCJA currently available and recorded no additional tax impacts for the year ended February 2, 2019. While the Company has completed its accounting of the income tax effects of the U.S. TCJA under SAB 118, the related tax impacts may differ, possibly materially, due to changes in interpretations and assumptions that the Company has made, additional guidance that may be issued by regulatory bodies, and actions and related accounting policy decisions the Company may take as a result of the new legislation.
The components of the income tax expense are as follows (in thousands):

	Fiscal Year
	2018	2017	2016
Current:
Federal	$33,297	$45,867	$40,053
State	8,315	6,168	4,900
	41,612	52,035	44,953
Deferred:
Federal	2,000	4,606	(1,772)
State	(1,450)	(243)	(760)
	550	4,363	(2,532)
Income tax expense	$42,162	$56,398	$42,421
The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year
	2018	2017	2016
Statutory federal tax rate	21.0%	33.7%	35.0%
State taxes, net of federal benefit	2.8	2.4	2.4
Other (1)	(1.8)	(0.6)	(0.3)
	22.0	35.5	37.1

(1)	Other line includes excess tax benefits relating to share-based payment accounting.

 The effective tax rate for fiscal 2018 compared to fiscal 2017 was primarily driven by the impact of tax reform as a result of the TCJA and the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets. The effective tax rate for fiscal 2017 compared to fiscal 2016 was primarily driven by discrete items, which included the impact of the adoption of ASU 2016-09 and the impact of tax reform as a result of the TCJA.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are (in thousands):

	February 2, 2019	February 3, 2018

Deferred tax assets:
Inventories	$9,633	$7,370
Deferred revenue	472	387
Accrued bonus	3,553	595
Deferred rent	24,136	20,353
Other	4,848	5,114
Deferred tax assets	42,642	33,819
Deferred tax liabilities:
Property and equipment	(35,642)	(25,843)
Other	(874)	(1,300)
Deferred tax liabilities	(36,516)	(27,143)
	$6,126	$6,676
The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s balance sheets as of February 2, 2019 and February 3, 2018, and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for fiscal 2018, fiscal 2017, or fiscal 2016.
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

(9)	Employee Benefit Plan
The Company has a 401(k) Retirement Savings Plan and employees can contribute up to the maximum amount allowed under law. The Company may make discretionary matching and profit sharing contributions, which vest over a period of five years from each employee’s commencement of employment with the Company. During fiscal 2018, fiscal 2017 and fiscal 2016, the Company made matching contributions of $1.2 million, $0.5 million and $0.5 million, respectively.

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
Set forth below is data for the following groups of products: leisure, fashion and home, and party and snack. The percentage of net sales represented by each product group for each of the last three fiscal years was as follows:

	Percentage of Net Sales
	Fiscal Year
	2018	2017	2016
Leisure	50.9%	50.1%	50.0%
Fashion and home	30.9%	31.6%	31.2%
Party and snack	18.2%	18.3%	18.8%
Total	100.0%	100.0%	100.0%
Leisure includes items such as sporting goods, games, toys, tech, books, electronic accessories, and arts and crafts. Fashion and home includes items such as personal accessories, “attitude” t-shirts, beauty offerings, home goods and storage options. Party and snack includes items such as party and seasonal goods, greeting cards, candy and other snacks, and beverages.

(11)	Quarterly Results of Operations and Seasonality (Unaudited)
Quarterly financial results for fiscal 2018 and fiscal 2017 were as follows: (in thousands except for per share data).

	Fiscal Year 2018 (1)				Fiscal Year 2017 (1) (2)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$602,684	$312,823	$347,734	$296,322	$504,832	$257,175	$283,320	$232,881
Gross profit	$244,005	$102,090	$121,752	$97,238	$207,490	$83,631	$98,506	$73,786
Net income	$89,262	$13,516	$25,063	$21,804	$67,377	$9,879	$16,804	$8,391
Basic income per common share	$1.60	$0.24	$0.45	$0.39	$1.22	$0.18	$0.30	$0.15
Diluted income per common share	$1.59	$0.24	$0.45	$0.39	$1.21	$0.18	$0.30	$0.15

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for the fiscal year due to rounding.

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

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended February 2, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of February 2, 2019. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of February 2, 2019, the company maintained effective internal control over financial reporting at a reasonable assurance level.
The effectiveness of the company’s internal control over financial reporting as of February 2, 2019 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report dated March 28, 2019 that appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Five Below, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Five Below, Inc.’s (the Company) internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 2, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 28, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
March 28, 2019

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is included in the “Board of Directors–Nominees for Election to the Board of Directors for a Three-Year Term Expiring at the 2022 Annual Meeting,” “Board of Directors–Members of the Board of Directors Continuing in Office for a Term Expiring at the 2020 Annual Meeting,” “Board of Directors–Members of the Board of Directors Continuing in Office for a Term Expiring at the 2021 Annual Meeting,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors–Code of Business Conduct and Ethics,” “Board of Directors–Committees of the Board of Directors,” and “Board of Directors–Director Nomination Process” sections of our proxy statement for the 2019 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is included in the “Compensation Discussion and Analysis,” “Executive Compensation,” “Board of Directors–Director Compensation,” “Board of Directors–Board Leadership Structure and Board’s Role in Risk Oversight,” “Board of Directors–Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” sections of our proxy statement for the 2019 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item 12 is included in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of our proxy statement for the 2019 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included in the “Certain Relationships and Related Party Transactions” and “Board of Directors–Director Independence” sections of our proxy statement for the 2019 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in the “Proposal 2, Ratification of Independent Registered Public Accounting Firm” section of our proxy statement for the 2019 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.

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

Exhibit
Number        Description

3.1
Amended and Restated Articles of Incorporation of Five Below, Inc., as currently in effect (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 3, 2015)

3.2
Amended and Restated Bylaws of Five Below, Inc., as currently in effect (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018)

4.1
Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on July 9, 2012)

10.1†
Five Below, Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 29, 2012)

10.2†
Five Below, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 1, 2016)

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

10.10†	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2016)

10.11†	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018

10.12†
Form of Award Agreement for Performance-Based Restricted Stock Units (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018

10.13†
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.17 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on May 24, 2012)

10.14†
Letter Employment Agreement, dated October 14, 2010, by and between Thomas Vellios and Five Below, Inc. (incorporated by reference to Exhibit 10.19 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on April 18, 2012)

10.15†
Amendment to Employment Agreement, dated September 28, 2011, by and between Thomas Vellios and Five Below, Inc. (incorporated by reference to Exhibit 10.20 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on April 18, 2012)

10.16†
Amendment, dated February 18, 2015, to Employment Letter, dated October 14, 2010, as amended, by and between Thomas Vellios and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2015)

10.17†
Letter Employment Agreement, dated April 16, 2012, by and between Kenneth R. Bull and Five Below, Inc. (incorporated by reference to Exhibit 10.21 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on April 18, 2012)

10.18†
Letter Employment Agreement, dated December 10, 2014, by and between Michael Romanko and Five Below, Inc. (incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2015)

10.19†
Employment Letter and Non-Disclosure Agreement, each dated June 8, 2014, by and between Joel D. Anderson and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2014)

10.20†
Amendment to Employment Letter, dated December 4, 2014, by and between Joel D. Anderson and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2014)

10.21†
Second Amendment to Employment Letter, dated July 20, 2015, by and between Joel D. Anderson and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 3, 2015)

10.22†
Employment Letter and Non-Disclosure Agreement, each dated May 21, 2014, by and between Eric M. Specter and Five Below, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2014)

10.23†
Amendment to Employment Letter, dated March 11, 2016, by and between Eric M. Specter and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2016)

10.24
Fourth Amended and Restated Loan and Security Agreement, dated May 10, 2017, among Five Below, Inc., 1616 Holdings, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2017)

10.25†
Employment Letter, dated April 6, 2017, by and between George S. Hill and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 2, 2017)

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

10.28†	Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 10.28 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2018)

10.29†	Employment Letter, dated February 19, 2019, and Non-Solicitation, Non-Disclosure, Non-Compete and Proprietary Information Agreement by and between Judy Werthauser and Five Below, Inc. (filed herewith)

21.1	List of Subsidiaries of the Company (filed herewith)

23.1	Consent of KPMG LLP (filed herewith)

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

101*
The following financial information from this Annual Report on Form 10-K, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of February 2, 2019 and February 3, 2018; (ii) the Consolidated Statements of Operations for Fiscal Years

2018, 2017, and 2016; (iii) the Consolidated Statements of Changes in Shareholders’ Equity For Fiscal Years 2018, 2017, and 2016; (iv) the Consolidated Statements of Cash Flows for Fiscal Years 2018, 2017, and 2016 and (v) the Notes to Consolidated Financial Statements, in each case, tagged in detail.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Philadelphia, Pennsylvania, on the 28th day of March 2019.

FIVE BELOW, INC.
By: /s/ Joel D. Anderson
Name: Joel D. Anderson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas G. Vellios Thomas G. Vellios	Non-Executive Chairman of the Board	March 28, 2019
/s/ Joel D. Anderson Joel D. Anderson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2019
/s/ Kenneth R. Bull Kenneth R. Bull	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2019
/s/ Kathleen S. Barclay Kathleen S. Barclay	Director	March 28, 2019
/s/ Catherine E. Buggeln Catherine E. Buggeln	Director	March 28, 2019
/s/ Michael F. Devine III Michael F. Devine III	Director	March 28, 2019
/s/ Daniel J. Kaufman Daniel J. Kaufman	Director	March 28, 2019
/s/ Dinesh Lathi Dinesh Lathi	Director	March 28, 2019
/s/ Richard L. Markee Richard L. Markee	Director	March 28, 2019
/s/ Thomas M. Ryan Thomas M. Ryan	Director	March 28, 2019
/s/ Ronald L. Sargent Ronald L. Sargent	Director	March 28, 2019

Exhibit Index

No.     Description

10.29†	Employment Letter, dated February 19, 2019, and Non-Solicitation, Non-Disclosure, Non-Compete and Proprietary Information Agreement by and between Judy Werthauser and Five Below, Inc.

21.1	List of Subsidiaries of the Company

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from this Annual Report on Form 10-K, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of February 2, 2019 and February 3, 2018; (ii) the Consolidated Statements of Operations for Fiscal Years 2018, 2017, and 2016; (iii) the Consolidated Statements of Changes in Shareholders’ Equity For Fiscal Years 2018, 2017, and 2016; (iv) the Consolidated Statements of Cash Flows for Fiscal Years 2018, 2017, and 2016 and (v) the Notes to Consolidated Financial Statements, in each case, tagged in detail.

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