Form 10-Q
period 2019-05-04
FIVE BELOW, INC
filed 2019-06-06
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2019.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
Commission file number: 001-35600

Five Below, Inc.
(Exact name of Registrant as Specified in its Charter)

Pennsylvania	75-3000378
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

701 Market Street, Suite 300
Philadelphia, PA	19106
(Address of Principal Executive Offices)	(Zip Code)
(215) 546-7909
(Registrant’s Telephone Number, Including Area Code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	FIVE	NASDAQ Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 5, 2019 was 55,960,856.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	May 4, 2019	February 2, 2019	May 5, 2018
Assets
Current assets:
Cash and cash equivalents	$220,778	$251,748	$84,399
Short-term investment securities	67,875	85,412	189,804
Inventories	268,437	243,636	215,376
Prepaid income taxes	1,517	1,337	2,168
Prepaid expenses and other current assets	47,167	60,124	37,378
Total current assets	605,774	642,257	529,125
Property and equipment, net of accumulated depreciation and amortization of $177,885, $168,588, and $136,983, respectively.	319,221	301,297	195,885
Operating lease assets	659,155	—	—
Deferred income taxes	4,796	6,126	5,455
Long-term investment securities	—	—	2,930
Other assets	3,330	2,584	1,645
	$1,592,276	$952,264	$735,040

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	112,460	103,692	95,081
Income taxes payable	19,263	20,626	28,146
Accrued salaries and wages	7,397	24,586	5,936
Other accrued expenses	72,416	104,201	51,500
Operating lease liabilities	109,339	—	—
Total current liabilities	320,875	253,105	180,663
Deferred rent and other	—	84,065	76,459
Long-term operating lease liabilities	635,402	—	—
Total liabilities	956,277	337,170	257,122
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,955,893, 55,759,048, and 55,620,019 shares, respectively.	559	557	555
Additional paid-in capital	347,943	352,702	343,369
Retained earnings	287,497	261,835	133,994
Total shareholders’ equity	635,999	615,094	477,918
	$1,592,276	$952,264	$735,040
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Net sales	$364,762	$296,322
Cost of goods sold	244,777	199,084
Gross profit	119,985	97,238
Selling, general and administrative expenses	95,516	72,532
Operating income	24,469	24,706
Interest income, net	1,687	1,079
Income before income taxes	26,156	25,785
Income tax expense	494	3,981
Net income	$25,662	$21,804
Basic income per common share	$0.46	$0.39
Diluted income per common share	$0.46	$0.39
Weighted average shares outstanding:
Basic shares	55,899,324	55,586,037
Diluted shares	56,268,586	56,001,939
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity

	Shares	Amount
Thirteen weeks ended May 4, 2019
Balance, February 2, 2019	55,759,048	$557	$352,702	$261,835	$615,094
Share-based compensation expense	—	—	2,822	—	2,822
Issuance of unrestricted stock awards	307	—	45	—	45
Exercise of options to purchase common stock	72,365	1	2,246	—	2,247
Vesting of restricted stock units and performance-based restricted stock units	203,429	2	—	—	2
Common shares withheld for taxes	(79,256)	(1)	(9,872)	—	(9,873)
Net income	—	—	—	25,662	25,662
Balance, May 4, 2019	55,955,893	$559	$347,943	$287,497	$635,999

Thirteen weeks ended May 5, 2018
Balance, February 3, 2018	55,438,089	$554	$346,300	$111,704	$458,558
Cumulative effect of ASC 606 adoption	—	—	—	486	486
Share-based compensation expense	—	—	2,692	—	2,692
Issuance of unrestricted stock awards	876	—	62	—	62
Exercise of options to purchase common stock	39,237	—	1,222	—	1,222
Vesting of restricted stock units and performance-based restricted stock units	243,745	2	—	—	2
Common shares withheld for taxes	(101,928)	(1)	(6,907)	—	(6,908)
Net income	—	—	—	21,804	21,804
Balance, May 5, 2018	55,620,019	$555	$343,369	$133,994	$477,918

See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Operating activities:
Net income	$25,662	$21,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,861	9,304
Share-based compensation expense	2,878	2,762
Deferred income tax expense	1,330	1,221
Other non-cash expenses	(5)	7
Changes in operating assets and liabilities:
Inventories	(24,801)	(28,339)
Prepaid income taxes	(180)	96
Prepaid expenses and other assets	12,212	8,031
Accounts payable	8,021	24,237
Income taxes payable	(1,363)	2,871
Accrued salaries and wages	(17,189)	(16,970)
Deferred rent	(92,329)	3,390
Operating leases	85,586	—
Other accrued expenses	9,147	4,587
Net cash provided by operating activities	20,830	33,001
Investing activities:
Purchases of investment securities	(36,739)	(49,251)
Sales, maturities, and redemptions of investment securities	54,276	16,177
Capital expenditures	(61,713)	(22,513)
Net cash used in investing activities	(44,176)	(55,587)
Financing activities:
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	2,249	1,224
Common shares withheld for taxes	(9,873)	(6,908)
Net cash used in financing activities	(7,624)	(5,684)
Net decrease in cash and cash equivalents	(30,970)	(28,270)
Cash and cash equivalents at beginning of period	251,748	112,669
Cash and cash equivalents at end of period	$220,778	$84,399

Supplemental disclosures of cash flow information:
Non-cash investing activities
(Decrease) increase in accrued purchases of property and equipment	$(31,931)	$1,026
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of May 4, 2019, operated in 36 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, South Carolina, Mississippi, Louisiana, Wisconsin, Oklahoma, Minnesota, California, Arkansas, Iowa, Nebraska, and Arizona. As of May 4, 2019 and May 5, 2018, the Company operated 789 stores and 658 stores, respectively, each operating under the name “Five Below” and in August 2016, the Company commenced selling merchandise on the internet, through the Company's fivebelow.com e-commerce website.

(b)	Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2019" or "fiscal 2019" refer to the period from February 3, 2019 to February 1, 2020, which is a 52-week fiscal year. References to "fiscal year 2018" or "fiscal 2018" refer to the period from February 4, 2018 to February 2, 2019, which is a 52-week fiscal year. The fiscal quarters ended May 4, 2019 and May 5, 2018 refer to the thirteen weeks ended as of those dates.
(c) Basis of Presentation
The consolidated balance sheets as of May 4, 2019 and May 5, 2018, the consolidated statements of operations for the thirteen weeks ended May 4, 2019 and May 5, 2018, the consolidated statements of shareholders’ equity for the thirteen weeks ended May 4, 2019 and May 5, 2018 and the consolidated statements of cash flows for the thirteen weeks ended May 4, 2019 and May 5, 2018 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended May 4, 2019 and May 5, 2018. The balance sheet as of February 2, 2019, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2018 as filed with the Securities and Exchange Commission on March 28, 2019 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended February 2, 2019 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen weeks ended May 4, 2019 and May 5, 2018 are not necessarily indicative of the consolidated operating results for the year ending February 1, 2020 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.
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

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. On February 3, 2019, the Company adopted this pronouncement on a modified retrospective basis and applied the new standard to all leases. As a result, comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which includes, among other things, the ability to carry forward the existing lease classification. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. Adoption of the new standard had a material impact on the Company's balance sheets resulting in an increase in net assets and liabilities of approximately $618 million, as the Company has a significant number of leases for its stores. Although the standard impacts the treatment of certain initial direct leases costs that were previously capitalizable, it did not materially impact the Company's consolidated statements of operations and had no impact on the Company's cash flows.
The following is a discussion of the Company’s lease policy under the new lease accounting standard:
The Company determines if an arrangement contains a lease at the inception of a contract. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and operating lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments. As the interest rate implicit in the Company’s leases is not readily determinable, the Company discounts the lease liability utilizing its estimated incremental borrowing rate, on a collateralized basis over a similar term, that the Company would have incurred to borrow the funds necessary to purchase the leased asset. The operating lease assets also include lease payments made before commencement and exclude lease incentives.
The Company’s real estate leases typically contain options that permit renewals for additional periods of up to five years each. For real estate leases, except for renewals that generally take the lease to a ten-year term, the options to renew are not considered reasonably certain at lease commencement because the Company reevaluates each lease on a regular basis to consider the economic and strategic incentives of exercising the renewal options, and regularly opens, relocates or closes stores to align with its operating strategy. Generally, except for renewals that generally take the lease to a ten-year term, the renewal option periods are not included within the lease term and the associated payments are not included in the measurement of the operating lease asset and operating lease liability as the exercise of such options is not reasonably certain. Similarly, renewal options are not included in the lease term for non-real estate leases because they are not considered reasonably certain of being exercised at lease commencement. Leases with an initial term of 12 months or less are not recorded on the balance sheets and lease expense is recognized on a straight-line basis over the term of the short-term lease.
For certain real estate leases, the Company accounts for lease components and nonlease components as a single lease component. Certain real estate leases require additional payments based on sales volume, as well as reimbursement for real estate taxes, common area maintenance and insurance, which are expensed as incurred as variable lease costs. Other real estate leases contain one fixed lease payment that includes real estate taxes, common area maintenance and insurance. These fixed payments are considered part of the lease payment and included in the operating lease assets and operating lease liabilities.
See Note 3 ‘‘Leases’’ for additional information.

Impact of New Lease Standard on Balance Sheet Line Items
As a result of applying the new lease standard using the modified retrospective method, the following adjustments were made to accounts on the consolidated balance sheet as of February 3, 2019 (in thousands):

	Impact of ASC 842 Adoption
	As Reported February 2, 2019	Adjustments	Adjusted February 3, 2019
Assets
Current assets:
Prepaid expenses and other current assets	60,124	(11,077)	49,047
Total current assets	642,257	(11,077)	631,180
Operating lease assets	—	628,924	628,924
	$952,264	$617,847	$1,570,111

Liabilities and Shareholders’ Equity
Current liabilities:
Other accrued expenses	104,201	(8,033)	96,168
Total current liabilities	253,105	(8,033)	245,072
Deferred rent and other	84,065	(84,065)	—
Long-term operating lease liabilities	—	709,945	709,945
Total liabilities	337,170	617,847	955,017
Shareholders’ equity:
Total shareholders’ equity	615,094	—	615,094
	$952,264	$617,847	$1,570,111
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
(e) Use of Estimates
The preparation of the consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, valuation allowances for inventories, income taxes, share-based compensation expense and the incremental borrowing rate utilized in operating lease liabilities.
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
As of May 4, 2019, February 2, 2019, and May 5, 2018, the Company had cash equivalents of $188.0 million, $215.7 million and $60.4 million, respectively. The Company’s cash equivalents consist of credit and debit card receivables, money market funds, and corporate bonds, which mature in less than 90 days. Fair value for cash equivalents was determined based on level 1 inputs.
As of May 4, 2019, February 2, 2019, and May 5, 2018, the Company's short-term and long-term investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of May 4, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$65,451	$—	$23	$65,428
Municipal bonds	2,424	—	1	2,423
Total	$67,875	$—	$24	$67,851

	As of February 2, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$83,128	$—	$63	$83,065
Municipal bonds	2,284	—	2	2,282
Total	$85,412	$—	$65	$85,347

	As of May 5, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$177,966	$—	$505	$177,461
Municipal bonds	11,838	—	11	11,827
Total	$189,804	$—	$516	$189,288

Long-term:
Corporate bonds	$856	$—	$6	$850
Municipal bonds	2,074	—	8	2,066
Total	$2,930	$—	$14	$2,916

Short-term investment securities as of May 4, 2019, February 2, 2019, and May 5, 2018 all mature in one year or less. Long-term investment securities as of May 5, 2018 all mature after one year but in less than three years.
(g) Prepaid Expenses and Other Current Assets
Prepaid expenses as of May 4, 2019, February 2, 2019, and May 5, 2018 were $16.7 million, $26.1 million, and $19.8 million, respectively. Other current assets as of May 4, 2019, February 2, 2019, and May 5, 2018 were $30.5 million, $34.0 million, and $17.6 million, respectively.
(h) Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $21.5 million, $54.2 million, and $8.2 million as of May 4, 2019, February 2, 2019, and May 5, 2018, respectively.

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
Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and party and snack (in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	May 4, 2019		May 5, 2018
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$178,310	48.9%	$144,721	48.8%
Fashion and home	109,850	30.1%	91,608	30.9%
Party and snack	76,602	21.0%	59,993	20.3%
Total	$364,762	100.0%	$296,322	100.0%

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

(3)	Leases
The Company leases property and equipment under non-cancelable operating leases. Certain retail store lease agreements provide for contingent rental payments if the store’s net sales exceed stated levels (percentage rents) and/or contain escalation clauses, which provide for increases in base rental payments for increases in future operating costs. Many of the Company’s leases provide for one or more renewal options for periods of five years. The Company’s operating lease agreements, including assumed renewals, which are generally those that take the lease to a ten-year term, expire through fiscal 2033.
During the thirteen weeks ended May 4, 2019, the Company committed to 39 new store leases with terms of 10 to 15 years that have future minimum lease payments of approximately $69.1 million.
All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of May 4, 2019, the weighted average remaining lease term for the Company's operating leases is 7.8 years, and the weighted average discount rate is 7.6%. For the thirteen weeks ended May 4, 2019, cash paid amounts included in the measurement of operating lease liabilities of $29.2 million was reflected in cash flows from operating activities in the consolidated statements of cash flows.
The following table is a summary of the Company's components for net lease costs for the thirteen weeks ended May 4, 2019 (in thousands):

Thirteen Weeks Ended
May 4, 2019
Lease Cost
Operating lease cost	$33,099
Variable lease cost	9,290
Net lease cost*	$42,389
* Excludes short-term lease cost which is immaterial

The following table summarizes the maturity of lease liabilities under operating leases as of May 4, 2019 (in thousands):

Operating Leases
Maturity of Lease Liabilities
2019	$107,620
2020	141,780
2021	135,771
2022	125,933
2023	115,689
After 2023	370,841
Total lease payments	997,634
Less: imputed interest	252,893
Present value of lease liabilities	$744,741

(4)	Income Per Common Share
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
The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Numerator:
Net income	$25,662	$21,804
Denominator:
Weighted average common shares outstanding - basic	55,899,324	55,586,037
Dilutive impact of options, restricted stock units and employee stock purchase plan	369,262	415,902
Weighted average common shares outstanding - diluted	56,268,586	56,001,939
Per common share:
Basic income per common share	$0.46	$0.39
Diluted income per common share	$0.46	$0.39

(5)	Line of Credit
On May 10, 2017, the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the “Amended Loan and Security Agreement”), among the Company, 1616 Holdings, Inc. (formerly known as Five Below Merchandising, Inc.), a wholly-owned subsidiary of the Company, and Wells Fargo Bank, National Association. The Amended Loan and Security Agreement amends and restates the Third Amended and Restated Loan and Security Agreement, dated June 12, 2013, among the Company, 1616 Holdings, Inc. and Wells Fargo Bank, National Association, which governed the Revolving Credit Facility.

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
Under the Amended Loan and Security Agreement, all obligations under the Amended Revolving Credit Facility continue to be guaranteed by 1616 Holdings, Inc. and are secured by substantially all of the assets of the Company and 1616 Holdings, Inc.
As of May 4, 2019, the Company had no borrowings under the Amended Revolving Credit Facility and had approximately $20.0 million available on the line of credit.
All obligations under the Amended Revolving Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary. As of May 4, 2019 and May 5, 2018, the Company was in compliance with the covenants applicable to it under the Amended Revolving Credit Facility.

(6)	Commitments and Contingencies
Commitments
Other contractual commitments
As of May 4, 2019, the Company has other purchase commitments of approximately $4.9 million consisting of purchase agreements for materials that will be used in the construction of new stores.
In March 2019, we completed the purchase of an approximately 700,000 square foot build-to-suit distribution center in Forsyth, Georgia for approximately $42 million for land and building, to support our anticipated growth.
Contingencies
Legal Matters
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial condition or results of operations.

(7)	Share-Based Compensation

Equity Incentive Plan
Pursuant to the Company's 2002 Equity Incentive Plan (the “Plan”), the Company’s board of directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7.6 million shares under the Plan. As of May 4, 2019, approximately 3.3 million stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s board of directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity during the thirteen weeks ended May 4, 2019 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance as of February 2, 2019	374,257	$30.23	5.1
Forfeited	(200)	39.70
Exercised	(72,365)	31.09
Balance as of May 4, 2019	301,692	30.02	4.7
Exercisable as of May 4, 2019	282,885	$29.49	4.6

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the thirteen weeks ended May 4, 2019.
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
RSU and PSU activity during the thirteen weeks ended May 4, 2019 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of February 2, 2019	292,888	$53.52	416,200	$47.38
Granted	70,179	116.95	83,363	116.94
Vested	(86,292)	36.56	(117,137)	39.21
Forfeited	(4,401)	57.45	(14,535)	34.40
Non-vested balance as of May 4, 2019	272,374	$75.17	367,891	$66.25
In connection with the vesting of RSUs and PSUs during the thirteen weeks ended May 4, 2019, the Company withheld 79,256 shares with an aggregate value of $9.9 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of May 4, 2019, there was $27.7 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.7 years.

(8)	Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen weeks ended May 4, 2019 and May 5, 2018 (dollars in thousands):

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Income before income taxes	$26,156	$25,785
Income tax expense	$494	$3,981
Effective tax rate	1.9%	15.4%
The effective tax rates for the thirteen weeks ended May 4, 2019 and May 5, 2018 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen weeks ended May 4, 2019 was lower than such rate for the thirteen weeks ended May 5, 2018 primarily due to discrete items, which primarily represent the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets.
The Company had no material accrual for uncertain tax positions or interest and/or penalties related to income taxes on the Company’s balance sheets as of May 4, 2019, February 2, 2019, or May 5, 2018 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen weeks ended May 4, 2019 or May 5, 2018.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended February 2, 2019 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen weeks ended May 4, 2019 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2019" or "fiscal 2019" refer to the period from February 3, 2019 to February 1, 2020, which is a 52-week fiscal year. References to "fiscal year 2018" or "fiscal 2018" refer to the period from February 4, 2018 to February 2, 2019, which is a 52-week fiscal year. The fiscal quarters ended May 4, 2019 and May 5, 2018 refer to the thirteen weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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

•	the impact of price increases, such as, a reduction in our unit sales, damage to our reputation with our customers, and our becoming less competitive in the marketplace;

•	dependence on the volume of traffic to our stores and website;

•	inability to attract and retain qualified employees;

•	inability to successfully build, operate or expand our distribution centers or network capacity;

•	disruptions to our distribution network or the timely receipt of inventory;

•	extreme weather conditions in the areas in which our stores are located could negatively affect our business and results of operations;

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
Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiary as "we," "us," or "our") is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of May 4, 2019, we operated 789 stores in 36 states.
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

Comparable sales exclude the 53rd week of sales for 53-week fiscal years. In the 52-week fiscal year subsequent to a 53-week fiscal year, we exclude the sales in the non-comparable week from the same-store sales calculation. Due to the 53rd week in fiscal 2017, all comparable sales related to any reporting period during the year ended February 2, 2019 are reported on a restated calendar basis using the National Retail Federation's restated calendar comparing similar weeks.
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

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$364.8	$296.3
Cost of goods sold	244.8	199.1
Gross profit	120.0	97.2
Selling, general and administrative expenses	95.5	72.5
Operating income	24.5	24.7
Interest income, net	1.7	1.1
Income before income taxes	26.2	25.8
Income tax expense	0.5	4.0
Net income	$25.7	$21.8
Percentage of Net Sales (1):
Net sales	100.0%	100.0%
Cost of goods sold	67.1	67.2
Gross profit	32.9	32.8
Selling, general and administrative expenses	26.2	24.5
Operating income	6.7	8.3
Interest income, net	0.5	0.4
Income before income taxes	7.2	8.7
Income tax expense	0.1	1.3
Net income	7.0%	7.4%
Operational Data:
Total stores at end of period	789	658
Comparable sales growth	3.1%	3.2%
Average net sales per store (2)	$0.5	$0.5

(1)	Components may not add to total due to rounding.

(2)	Only includes stores open during the full thirteen weeks ended.

Thirteen Weeks Ended May 4, 2019 Compared to the Thirteen Weeks Ended May 5, 2018
Net Sales
Net sales increased to $364.8 million in the thirteen weeks ended May 4, 2019 from $296.3 million in the thirteen weeks ended May 5, 2018, an increase of $68.5 million, or 23.1%. The increase was the result of a non-comparable sales increase of $59.7 million and a comparable sales increase of $8.8 million. The increase in non-comparable sales was primarily driven by the number of stores that opened in fiscal 2018 but have not been open for 15 full months and new stores that opened in fiscal 2019. We plan to open 145 to 150 net new stores in fiscal 2019.
Comparable sales increased 3.1%. This increase resulted from an increase of approximately 1.6% in the average dollar value of transactions and an increase of approximately 1.5% in the number of transactions.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $244.8 million in the thirteen weeks ended May 4, 2019 from $199.1 million in the thirteen weeks ended May 5, 2018, an increase of $45.7 million, or 23.0%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods resulting from the increase in net sales. Also contributing to the increase in cost of goods sold was an increase in store occupancy costs resulting from new store openings.
Gross profit increased to $120.0 million in the thirteen weeks ended May 4, 2019 from $97.2 million in the thirteen weeks ended May 5, 2018, an increase of $22.8 million, or 23.4%. Gross margin increased to 32.9% for the thirteen weeks ended May 4, 2019 from 32.8% in the thirteen weeks ended May 5, 2018, an increase of approximately 10 basis points. The increase in gross margin was primarily the result of a decrease as a percentage of net sales in store occupancy costs; partially offset by an increase as a percentage of net sales in distribution costs, which included start-up costs related to our new Southeast distribution center.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $95.5 million in the thirteen weeks ended May 4, 2019 from $72.5 million in the thirteen weeks ended May 5, 2018, an increase of $23.0 million, or 31.7%. As a percentage of net sales, selling, general and administrative expenses increased approximately 170 basis points to 26.2% in the thirteen weeks ended May 4, 2019 compared to 24.5% in the thirteen weeks ended May 5, 2018. The increase in selling, general and administrative expenses was primarily the result of increases of $17.6 million in store-related expenses to support new store growth, tax reinvestments, and the impact of the adoption of the new lease accounting standard and $5.4 million of corporate-related expenses.
Income Tax Expense
Income tax expense decreased to $0.5 million in the thirteen weeks ended May 4, 2019 from $4.0 million in the thirteen weeks ended May 5, 2018, a decrease of $3.5 million, or 87.6%. The decrease in income tax expense was primarily due to discrete items, which primarily represent the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets. These decreases were partially offset by a $0.4 million increase in pre-tax income.
Our effective tax rate for the thirteen weeks ended May 4, 2019 was 1.9% compared to 15.4% in the thirteen weeks ended May 5, 2018. Our effective tax rate for the thirteen weeks ended May 4, 2019 was lower than the comparable period primarily due to discrete items, which include the impact of the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Net Income
As a result of the foregoing, net income increased to $25.7 million in the thirteen weeks ended May 4, 2019 from $21.8 million in the thirteen weeks ended May 5, 2018, an increase of $3.9 million or 17.7%.

Liquidity and Capital Resources
Overview
Our primary source of liquidity is cash flows from operations. Our primary cash needs are for capital expenditures and working capital.
Cash capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make cash capital expenditures of approximately $205 million in fiscal 2019, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations. We expect to incur approximately $50 million of our cash capital expenditure budget in fiscal 2019 to construct and open 145 to 150 new stores, with the remainder projected to be spent on our distribution facilities (existing and new), existing stores, and our corporate infrastructure.
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

Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand, net cash provided by operating activities and borrowings under our Amended Revolving Credit Facility. When we have used our Amended Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. We did not have any direct borrowings under our Amended Revolving Credit Facility during the thirteen weeks ended May 4, 2019. As of May 4, 2019, we had approximately $20.0 million available on the line of credit.
On March 20, 2018, our board of directors approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. In December 2018, we purchased 21,810 shares under this program at an aggregate cost of approximately $2.0 million. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time. For the thirteen weeks ended May 4, 2019, we did not execute any repurchases.
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
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Net cash provided by operating activities	$20.8	$33.0
Net cash used in investing activities	(44.2)	(55.6)
Net cash used in financing activities	(7.6)	(5.7)
Net decrease during period in cash and cash equivalents (1)	$(31.0)	$(28.3)
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for the thirteen weeks ended May 4, 2019 was $20.8 million, a decrease of $12.2 million compared to the thirteen weeks ended May 5, 2018. The decrease was primarily due to changes in working capital partially offset by an increase in operating cash flows from store performance.
Cash Used in Investing Activities
Net cash used in investing activities for the thirteen weeks ended May 4, 2019 was $44.2 million, a decrease of $11.4 million compared to the thirteen weeks ended May 5, 2018. The decrease was primarily due to an increase in net sales, maturities, and redemptions of investment securities partially offset by an increase in capital expenditures. The increase in capital expenditures was primarily for our distribution facilities, our new store construction, and our corporate infrastructure.
Cash Used in Financing Activities
Net cash used in financing activities for the thirteen weeks ended May 4, 2019 was $7.6 million, an increase of $1.9 million compared to the thirteen weeks ended May 5, 2018. The increase was primarily the result of an increase in the common shares withheld for taxes partially offset by an increase in the proceeds from the exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units.
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
As of May 4, 2019, we had approximately $20.0 million available on the line of credit.
All obligations under the Amended Revolving Credit Facility are secured by substantially all of our assets and are guaranteed by our subsidiary. As of May 4, 2019 and May 5, 2018, we were in compliance with the covenants applicable to us under the Amended Revolving Credit Facility.
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
Leases
Effective February 3, 2019, we adopted ASU 2016-02, “Leases" (Topic 842). We are required to recognize an operating lease asset and an operating lease liability for all of our leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of lease payments using an estimated incremental borrowing rate, on a collateralized basis over a similar term, that we would have incurred to borrow the funds necessary to purchase the leased asset. The asset is based on the liability, subject to certain adjustments, such as for initial direct costs. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases result in straight-line expense (similar to operating leases under the prior accounting standard) while finance leases result in a front-loaded expense pattern (similar to capital leases under the prior accounting standard). See the Recently Issued Accounting Pronouncements Recently section of Note 1 ‘‘Summary of Significant Accounting Policies’’ to the consolidated financial statements for a detailed discussion of the adoption of this new lease standard.

Contractual Obligations
Except as set forth below, there have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business.
From February 2, 2019 to May 4, 2019, we have entered into 39 new fully executed retail leases with terms of 10 to 15 years and other lease modifications that have future minimum lease payments of approximately $69.1 million.
In March 2019, we completed the purchase of an approximately 700,000 square foot build-to-suit distribution center in Forsyth, Georgia for approximately $42 million, for land and building, to support our anticipated growth.
Off-Balance Sheet Arrangements
For the quarterly period ended May 4, 2019, except for operating leases entered into in the normal course of business, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Pronouncements
See "Note 1 - Summary of Significant Accounting Policies" to the unaudited consolidated financial statements included in "Part I. Financial Information, Item 1. Consolidated Financial Statements" of this Form 10-Q, for a detailed description of recently issued accounting pronouncements.
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
As of May 4, 2019, we had approximately $20.0 million available on the line of credit. The Amended Revolving Credit Facility reduces the interest rate payable on borrowings to be, at our option, a per annum rate equal to (a) a prime rate or (b) a LIBOR-based rate plus a margin of 1.00%. Letter of credit fees are equal to the interest rate payable on LIBOR-based loans. The interest rate and letter of credit fees under the Amended Revolving Credit Facility are subject to an increase of 2.00% per annum upon an event of default. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
Changes in Internal Control over Financial Reporting
During the thirteen weeks ended May 4, 2019, related to the adoption of ASU 2016-02, "Leases" (Topic 842), we performed a comprehensive analysis of the new standard, implemented a new system to calculate our lease operating assets and liabilities, and implemented new processes and new controls related to the adoption and ongoing accounting and related financial statement reporting of the new standard.

Other than the foregoing, there were no changes to our internal control over financial reporting during the thirteen weeks ended May 4, 2019, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Risk factors that affect our business and financial results are discussed in Part I, Item 1A "Risk Factors” in our Annual Report. The following risk factors represent updates and additions to the risk factors previously disclosed in Part I, Item 1A "Risk Factors,” in our Annual Report. You should carefully consider the risks described below and in our Annual Report, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
We are currently evaluating price increases in an effort to mitigate current or future cost increases. Any resultant price increases could reduce our unit sales, damage our reputation with our customers as an extreme value retailer, and cause us to become less competitive in the marketplace, each of which could have a material adverse effect on our business, financial condition and results of future operations.
We, like many retailers, are and may in the future be subject to increasing operational costs, including escalating product costs, the imposition of tariffs on imported goods, and higher wage and benefits costs in response to legislative requirements and competitive pressures. We are currently evaluating our product pricing to determine if price increases (including beyond $5 per item) may mitigate some or all of the risks of such operational cost increases. We can offer no assurances that price increases will be accepted by our customers, or that price increases will be sufficient to offset the impact of future cost increases. In addition, any increase in our prices may cause our unit sales to decline, and could undermine our positioning as an extreme value retailer making us less attractive to our customers and less competitive in the marketplace. Accordingly, such factors could have a material adverse effect on our business, financial condition and results of future operations.
Our reliance on merchandise manufactured outside of the United States subjects us to legal, regulatory, political and economic risks. In particular, tariffs imposed and proposed by the U.S. government could increase the cost to us of certain products, lower our margins, increase our import related expenses, cause us to increase our prices to consumers, and reduce consumer spending on discretionary items, each of which could have a material adverse effect on our business, financial condition and results of future operations.
A significant majority of our merchandise is manufactured outside the United States, and changes in the prices and flow of these goods for any reason could have an adverse impact on our operations. The United States and other countries have occasionally proposed and enacted protectionist trade policies, which may result in changes in tariff structures and trade policies and restrictions that could increase the cost or reduce the availability of certain merchandise. In particular, the United States has recently imposed increased tariffs on certain imports from China. On July 6, 2018, and again on August 23, 2018, the United States government imposed a 25% tariff on a variety of imports from China. On September 24, 2018, a 10% tariff was imposed on additional products from China, which increased to 25% on May 10, 2019. President Trump has indicated further that 25% tariffs may soon be imposed on a list of thousands of categories of products imported from China.

The increased tariffs as well as any newly imposed tariffs on items imported from China or elsewhere would likely result in lower gross margins on impacted products, unless we are able to successfully take any one or more of the following mitigating actions: increase our prices (including beyond $5 per item), purchase products produced in countries with no or lower tariffs or away from domestic vendors who source from China or other tariff impacted countries, or alter or cease offering certain products. Any increase in pricing, alteration of products or reduced product offering could reduce the competitiveness of our products. Furthermore, any retaliatory counter-measures imposed by countries subject to such tariffs, such as China, could increase our, or our vendors’, import expenses. Additionally, even if the products we import are not directly impacted by additional tariffs, the imposition of such additional tariffs on goods imported into the United States could cause increased prices for consumer goods in general, which could have a negative impact on consumer spending for discretionary items reducing demand for our products. These direct and indirect impacts of increased tariffs or trade restrictions implemented by the United States, both individually and cumulatively, could have a material adverse effect on our business, financial condition and results of future operations.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits

No.	Description

10.28†	Compensation Policy for Non-Employee Directors

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2019, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of May 4, 2019, February 2, 2019 and May 5, 2018; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended May 4, 2019 and May 5, 2018; (iii) the Unaudited Consolidated Statements of Shareholders’ Equity for the Thirteen Weeks Ended May 4, 2019 and May 5, 2018; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 4, 2019 and May 5, 2018 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

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

FIVE BELOW, INC.

Date: June 6, 2019	/s/ Joel D. Anderson
Joel D. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: June 6, 2019	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)