Form 10-Q
period 2019-08-03
FIVE BELOW, INC
filed 2019-08-29
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2019.
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
Commission file number: 001-35600

Five Below, Inc.
(Exact name of Registrant as Specified in its Charter)

Pennsylvania	75-3000378
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

701 Market Street
Suite 300
Philadelphia
Pennsylvania	19106
(Address of Principal Executive Offices)	(Zip Code)
(215) 546-7909
(Registrant’s Telephone Number, Including Area Code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	FIVE	NASDAQ Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 28, 2019 was 55,667,271.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	August 3, 2019	February 2, 2019	August 4, 2018
Assets
Current assets:
Cash and cash equivalents	$178,800	$251,748	$133,256
Short-term investment securities	90,325	85,412	131,441
Inventories	272,689	243,636	228,109
Prepaid income taxes	10,853	1,337	7,358
Prepaid expenses and other current assets	52,436	60,124	50,210
Total current assets	605,103	642,257	550,374
Property and equipment, net of accumulated depreciation and amortization of $187,070, $168,588, and $147,031, respectively.	337,193	301,297	214,923
Operating lease assets	709,325	—	—
Deferred income taxes	2,924	6,126	3,949
Long-term investment securities	1,043	—	1,404
Other assets	3,830	2,584	1,687
	$1,659,418	$952,264	$772,337

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	108,667	103,692	103,891
Income taxes payable	593	20,626	407
Accrued salaries and wages	14,218	24,586	13,509
Other accrued expenses	83,876	104,201	66,933
Operating lease liabilities	98,507	—	—
Total current liabilities	305,861	253,105	184,740
Deferred rent and other	—	84,065	79,639
Long-term operating lease liabilities	701,621	—	—
Total liabilities	1,007,482	337,170	264,379
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,851,643, 55,759,048, and 55,723,267 shares, respectively.	558	557	557
Additional paid-in capital	335,050	352,702	348,344
Retained earnings	316,328	261,835	159,057
Total shareholders’ equity	651,936	615,094	507,958
	$1,659,418	$952,264	$772,337
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$417,400	$347,734	$782,162	$644,056
Cost of goods sold	271,229	225,982	516,006	425,066
Gross profit	146,171	121,752	266,156	218,990
Selling, general and administrative expenses	110,142	91,330	205,658	163,862
Operating income	36,029	30,422	60,498	55,128
Interest income, net	1,512	983	3,199	2,062
Income before income taxes	37,541	31,405	63,697	57,190
Income tax expense	8,710	6,342	9,204	10,323
Net income	$28,831	$25,063	$54,493	$46,867
Basic income per common share	$0.52	$0.45	$0.97	$0.84
Diluted income per common share	$0.51	$0.45	$0.97	$0.84
Weighted average shares outstanding:
Basic shares	55,950,733	55,730,621	55,930,313	55,671,729
Diluted shares	56,294,109	56,191,984	56,286,632	56,110,361
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity

	Shares	Amount
Balance, February 2, 2019	55,759,048	$557	$352,702	$261,835	$615,094
Share-based compensation expense	—	—	2,822	—	2,822
Issuance of unrestricted stock awards	307	—	45	—	45
Exercise of options to purchase common stock	72,365	1	2,246	—	2,247
Vesting of restricted stock units and performance-based restricted stock units	203,429	2	—	—	2
Common shares withheld for taxes	(79,256)	(1)	(9,872)	—	(9,873)
Net income	—	—	—	25,662	25,662
Balance, May 4, 2019	55,955,893	$559	$347,943	$287,497	$635,999
Share-based compensation expense	—	—	3,055	—	3,055
Issuance of unrestricted stock awards	411	—	45	—	45
Exercise of options to purchase common stock	24,688	—	685	—	685
Vesting of restricted stock units and performance-based restricted stock units	17,099	—	—	—	—
Common shares withheld for taxes	(2,110)	—	(275)	—	(275)
Repurchase and retirement of common stock	(146,185)	(1)	(16,598)	—	(16,599)
Issuance of common stock to employees under employee stock purchase plan	1,847	—	195	—	195
Net income	—	—	—	28,831	28,831
Balance, August 3, 2019	55,851,643	$558	$335,050	$316,328	$651,936

See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity

	Shares	Amount
Balance, February 3, 2018	55,438,089	$554	$346,300	$111,704	$458,558
Cumulative effect of ASC 606 adoption	—	—	—	486	486
Share-based compensation expense	—	—	2,692	—	2,692
Issuance of unrestricted stock awards	876	—	62	—	62
Exercise of options to purchase common stock	39,237	—	1,222	—	1,222
Vesting of restricted stock units and performance-based restricted stock units	243,745	2	—	—	2
Common shares withheld for taxes	(101,928)	(1)	(6,907)	—	(6,908)
Net income	—	—	—	21,804	21,804
Balance, May 5, 2018	55,620,019	$555	$343,369	$133,994	$477,918
Share-based compensation expense	—	—	3,360	—	3,360
Issuance of unrestricted stock awards	449	—	28	—	28
Exercise of options to purchase common stock	70,030	1	2,141	—	2,142
Vesting of restricted stock units and performance-based restricted stock units	39,359	1	—	—	1
Common shares withheld for taxes	(8,223)	—	(722)	—	(722)
Issuance of common stock to employees under employee stock purchase plan	1,633	—	168	—	168
Net income	—	—	—	25,063	25,063
Balance, August 4, 2018	55,723,267	$557	$348,344	$159,057	$507,958

See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
Operating activities:
Net income	$54,493	$46,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,459	19,367
Share-based compensation expense	5,986	6,157
Deferred income tax expense	3,202	2,727
Other non-cash expenses	(58)	43
Changes in operating assets and liabilities:
Inventories	(29,053)	(41,072)
Prepaid income taxes	(9,516)	(5,094)
Prepaid expenses and other assets	6,442	(4,844)
Accounts payable	6,502	35,424
Income taxes payable	(20,033)	(24,868)
Accrued salaries and wages	(10,368)	(9,397)
Deferred rent	(92,382)	7,013
Operating leases	90,803	—
Other accrued expenses	15,567	12,066
Net cash provided by operating activities	47,044	44,389
Investing activities:
Purchases of investment securities	(95,753)	(59,569)
Sales, maturities, and redemptions of investment securities	89,797	86,384
Capital expenditures	(100,139)	(46,522)
Net cash used in investing activities	(106,095)	(19,707)
Financing activities:
Net proceeds from issuance of common stock	195	168
Repurchase and retirement of common stock	(6,878)	—
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	2,934	3,367
Common shares withheld for taxes	(10,148)	(7,630)
Net cash used in financing activities	(13,897)	(4,095)
Net (decrease) increase in cash and cash equivalents	(72,948)	20,587
Cash and cash equivalents at beginning of period	251,748	112,669
Cash and cash equivalents at end of period	$178,800	$133,256

Supplemental disclosures of cash flow information:
Non-cash investing activities
(Decrease) increase in accrued purchases of property and equipment	$(38,842)	$6,056
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Summary of Significant Accounting Policies

(a)	Description of Business
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiary as the "Company") is a specialty value retailer offering merchandise targeted at the tween and teen demographic. The Company offers an edited assortment of products priced at $5 and below.
The Company’s edited assortment of products includes select brands and licensed merchandise. The Company believes its merchandise is readily available, and that there are a number of potential vendors that could be utilized, if necessary, under approximately the same terms the Company is currently receiving; thus, it is not dependent on a single vendor or a group of vendors.
The Company is incorporated in the Commonwealth of Pennsylvania and, as of August 3, 2019, operated in 36 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, South Carolina, Mississippi, Louisiana, Wisconsin, Oklahoma, Minnesota, California, Arkansas, Iowa, Nebraska, and Arizona. As of August 3, 2019 and August 4, 2018, the Company operated 833 stores and 692 stores, respectively, each operating under the name “Five Below”, and sells merchandise on the internet, through the Company's fivebelow.com e-commerce website.

(b)	Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2019" or "fiscal 2019" refer to the period from February 3, 2019 to February 1, 2020, which is a 52-week fiscal year. References to "fiscal year 2018" or "fiscal 2018" refer to the period from February 4, 2018 to February 2, 2019, which is a 52-week fiscal year. The fiscal quarters ended August 3, 2019 and August 4, 2018 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended August 3, 2019 and August 4, 2018 refer to the twenty-six weeks ended as of those dates.
(c) Basis of Presentation
The consolidated balance sheets as of August 3, 2019 and August 4, 2018, the consolidated statements of operations for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018, the consolidated statements of shareholders’ equity for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018 and the consolidated statements of cash flows for the twenty-six weeks ended August 3, 2019 and August 4, 2018 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended August 3, 2019 and August 4, 2018. The balance sheet as of February 2, 2019, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2018 as filed with the Securities and Exchange Commission on March 28, 2019 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended February 2, 2019 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018 are not necessarily indicative of the consolidated operating results for the year ending February 1, 2020 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.
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

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. On February 3, 2019, the Company adopted this pronouncement on a modified retrospective basis and applied the new standard to all leases. As a result, comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which includes, among other things, the ability to carry forward the existing lease classification. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. At adoption, the new standard had a material impact on the Company's balance sheets resulting in an increase in net assets and liabilities of approximately $618 million, as the Company has a significant number of leases for its stores. Although the standard impacts the treatment of certain initial direct leases costs that were previously capitalizable, it did not materially impact the Company's consolidated statements of operations and had no impact on the Company's cash flows.
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

In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract." ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancelable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The standard can be adopted either using the prospective or retrospective transition approach. During the thirteen weeks ended November 3, 2018, the Company adopted the pronouncement using the prospective transition method and it did not have a significant impact to the Company's financial statements.
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
As of August 3, 2019, February 2, 2019, and August 4, 2018, the Company had cash equivalents of $167.9 million, $215.7 million and $63.9 million, respectively. The Company’s cash equivalents consist of credit and debit card receivables, money market funds, and corporate bonds with original maturities of 90 days or less. Fair value for cash equivalents was determined based on level 1 inputs.
As of August 3, 2019, February 2, 2019, and August 4, 2018, the Company's short-term and long-term investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of August 3, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$89,018	$7	$—	$89,025
Municipal bonds	1,307	1	—	1,308
Total	$90,325	$8	$—	$90,333

Long-term:
Corporate bonds	$1,043	$—	$—	$1,043
Total	$1,043	$—	$—	$1,043

	As of February 2, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$83,128	$—	$63	$83,065
Municipal bonds	2,284	—	2	2,282
Total	$85,412	$—	$65	$85,347

	As of August 4, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$125,027	$—	$222	$124,805
Municipal bonds	6,414	—	5	6,409
Total	$131,441	$—	$227	$131,214

Long-term:
Corporate bonds	$1,404	$—	$—	$1,404
Total	$1,404	$—	$—	$1,404
Short-term investment securities as of August 3, 2019, February 2, 2019, and August 4, 2018 all mature in one year or less. Long-term investment securities as of August 3, 2019 and August 4, 2018 all mature after one year but in less than three years.
(g) Prepaid Expenses and Other Current Assets
Prepaid expenses as of August 3, 2019, February 2, 2019, and August 4, 2018 were $19.6 million, $26.1 million, and $32.7 million, respectively. Other current assets as of August 3, 2019, February 2, 2019, and August 4, 2018 were $32.8 million, $34.0 million, and $17.5 million, respectively.
(h) Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $16.8 million, $54.2 million, and $15.6 million as of August 3, 2019, February 2, 2019, and August 4, 2018, respectively.

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
Revenue Transactions
Revenue from store operations is recognized at the point of sale when control of the product is transferred to the customer at such time. Internet sales, through the Company's fivebelow.com e-commerce website, are recognized when the consumer receives the product as control transfers upon delivery. Returns subsequent to the period end are immaterial; accordingly, no reserve has been recorded. Gift card sales to customers are initially recorded as liabilities and recognized as sales upon redemption for merchandise or as breakage revenue in proportion to the pattern of redemption of the gift cards by the customer in net sales.
The transaction price for the Company’s sales is based on the item’s stated price. To the extent that the Company charges customers for shipping and handling on e-commerce sales, the Company records such amounts in net sales. Shipping and handling costs, which include fulfillment and shipping costs related to the Company's e-commerce operations, are included in costs of goods sold. The Company has chosen the pronouncement's policy election which allows it to exclude all sales taxes from net sales in the accompanying consolidated statements of operations.

Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and party and snack (in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	August 3, 2019		August 4, 2018
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$220,703	52.9%	$187,279	53.9%
Fashion and home	122,105	29.3%	100,255	28.8%
Party and snack	74,592	17.8%	60,200	17.3%
Total	$417,400	100.0%	$347,734	100.0%

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019		August 4, 2018
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$399,023	51.0%	$332,011	51.5%
Fashion and home	231,953	29.7%	191,838	29.8%
Party and snack	151,186	19.3%	120,207	18.7%
Total	$782,162	100.0%	$644,056	100.0%

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
The Company leases property and equipment under noncancelable operating leases. Certain retail store lease agreements provide for contingent rental payments if the store’s net sales exceed stated levels (percentage rents) and/or contain escalation clauses, which provide for increases in base rental payments for increases in future operating costs. Many of the Company’s leases provide for one or more renewal options for periods of five years. The Company’s operating lease agreements, including assumed renewals, which are generally those that take the lease to a ten-year term, expire through fiscal 2033.
During the thirteen weeks ended August 3, 2019, the Company committed to 32 new store leases with terms of 10 to 15 years that have future minimum lease payments of approximately $52.1 million.
All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of August 3, 2019, the weighted average remaining lease term for the Company's operating leases is 7.6 years, and the weighted average discount rate is 7.4%. For the twenty-six weeks ended August 3, 2019, cash paid for amounts included in the measurement of operating lease liabilities of $62.0 million was reflected in cash flows from operating activities in the consolidated statements of cash flows.
The following table is a summary of the Company's components for net lease costs as of August 3, 2019 (in thousands):

	August 3, 2019
Lease Cost	Thirteen Weeks Ended	Twenty-Six Weeks Ended
Operating lease cost	$35,319	$69,031
Variable lease cost	9,922	19,212
Net lease cost*	$45,241	$88,243
* Excludes short-term lease cost, which is immaterial

The following table summarizes the maturity of lease liabilities under operating leases as of August 3, 2019 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2019	$75,373
2020	150,558
2021	145,284
2022	135,842
2023	125,697
After 2023	422,200
Total lease payments	1,054,954
Less: imputed interest	254,826
Present value of lease liabilities	$800,128

(4)	Income Per Common Share
Basic income per common share amounts are calculated using the weighted average number of common shares outstanding for the period. Diluted income per common share amounts are calculated using the weighted average number of common shares outstanding for the period and include the dilutive impact of exercised stock options as well as assumed vesting of restricted stock awards and shares currently available for purchase under the Company's Employee Stock Purchase Plan, using the treasury stock method. Performance-based restricted stock units are considered contingently issuable shares for diluted income per common share purposes and the dilutive impact, if any, is not included in the weighted average shares until the performance conditions are met.
The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Numerator:
Net income	$28,831	$25,063	$54,493	$46,867
Denominator:
Weighted average common shares outstanding - basic	55,950,733	55,730,621	55,930,313	55,671,729
Dilutive impact of options, restricted stock units and employee stock purchase plan	343,376	461,363	356,319	438,632
Weighted average common shares outstanding - diluted	56,294,109	56,191,984	56,286,632	56,110,361
Per common share:
Basic income per common share	$0.52	$0.45	$0.97	$0.84
Diluted income per common share	$0.51	$0.45	$0.97	$0.84

The effects of the assumed vesting of restricted stock units for 4,592 and 2,296 shares of common stock for the thirteen weeks ended and twenty-six weeks ended August 4, 2018, respectively, were excluded from the calculation of diluted net income per share, as their impact would have been anti-dilutive.
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
As of August 3, 2019, the Company had no borrowings under the Amended Revolving Credit Facility and had approximately $20.0 million available on the line of credit.
All obligations under the Amended Revolving Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary. As of August 3, 2019 and August 4, 2018, the Company was in compliance with the covenants applicable to it under the Amended Revolving Credit Facility.

(6)	Commitments and Contingencies
Commitments
Other contractual commitments
As of August 3, 2019, the Company has other purchase commitments of approximately $3.4 million consisting of purchase agreements for materials that will be used in the construction of new stores.
During the thirteen weeks ended May 4, 2019, the Company completed the purchase of an approximately 700,000 square foot build-to-suit distribution center in Forsyth, Georgia for approximately $42 million, for land and building, to support the Company's anticipated growth.
During the thirteen weeks ended August 3, 2019, the Company signed a purchase agreement to acquire land and a construction agreement to build a distribution center located in Conroe, Texas, which the Company expects will be approximately 860,000 square feet, for approximately $47 million, for land and building, to support the Company’s anticipated growth. Subsequent to the thirteen weeks ended August 3, 2019, the Company closed on the land purchase. The Company expects to occupy the distribution center in Conroe, Texas in 2020.
Contingencies
Legal Matters
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial condition or results of operations.

(7)	Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2002 Equity Incentive Plan (the “Plan”), the Company’s board of directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7.6 million shares under the Plan. As of August 3, 2019, approximately 3.3 million stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s board of directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity during the twenty-six weeks ended August 3, 2019 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance as of February 2, 2019	374,257	$30.23	5.1
Forfeited	(862)	39.39
Exercised	(97,053)	30.21
Balance as of August 3, 2019	276,342	30.21	4.5
Exercisable as of August 3, 2019	264,785	$29.98	4.4

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the twenty-six weeks ended August 3, 2019.
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
RSU and PSU activity during the twenty-six weeks ended August 3, 2019 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of February 2, 2019	292,888	$53.52	416,200	$47.38
Granted	82,586	119.10	83,363	116.94
Vested	(103,391)	43.60	(117,137)	39.21
Forfeited	(10,558)	66.43	(27,836)	45.23
Non-vested balance as of August 3, 2019	261,525	$77.63	354,590	$66.60

In connection with the vesting of RSUs and PSUs during the twenty-six weeks ended August 3, 2019, the Company withheld 81,366 shares with an aggregate value of $10.1 million in satisfaction of minimum tax withholding obligations due upon vesting.
In connection with the vesting of RSUs and PSUs during the twenty-six weeks ended August 4, 2018, the Company withheld 110,151 shares with an aggregate value of $7.6 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of August 3, 2019, there was $25.6 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.5 years.
Share Repurchase Program
On March 20, 2018, the Company's board of directors approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. In December 2018, the Company purchased 21,810 shares under this program at an aggregate cost of approximately $2.0 million, or an average price of $91.07 per share. During the thirteen weeks ended August 3, 2019, the Company purchased 146,185 shares under this program at an aggregate cost of approximately $16.6 million, or an average price of $113.55 per share. Subsequent to the thirteen weeks ended August 3, 2019, the Company purchased 191,367 shares under this program at an aggregate cost of approximately $20.3 million, or an average price of $106.00 per share. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.

(8)	Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018 (dollars in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Income before income taxes	$37,541	$31,405	$63,697	$57,190
Income tax expense	$8,710	$6,342	$9,204	$10,323
Effective tax rate	23.2%	20.2%	14.4%	18.1%

The effective tax rates for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen weeks ended August 3, 2019 was higher than the thirteen weeks ended August 4, 2018 primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets. The effective tax rate for the twenty-six weeks ended August 3, 2019 was lower than the twenty-six weeks ended August 4, 2018 primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
The Company had no material accrual for uncertain tax positions or interest and/or penalties related to income taxes on the Company’s balance sheets as of August 3, 2019, February 2, 2019, or August 4, 2018 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen and twenty-six weeks ended August 3, 2019 or August 4, 2018.
The Company files a federal income tax return as well as state tax returns. The Company’s U.S. federal income tax returns for the fiscal years ended January 30, 2015 and thereafter remain subject to examination by the U.S. Internal Revenue Service. State returns are filed in various state jurisdictions, as appropriate, with varying statutes of limitation and remain subject to examination for varying periods up to three to four years depending on the state.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended February 2, 2019 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen weeks ended and twenty-six weeks ended August 3, 2019 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2019" or "fiscal 2019" refer to the period from February 3, 2019 to February 1, 2020, which is a 52-week fiscal year. References to "fiscal year 2018" or "fiscal 2018" refer to the period from February 4, 2018 to February 2, 2019, which is a 52-week fiscal year. The fiscal quarters ended August 3, 2019 and August 4, 2018 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended August 3, 2019 and August 4, 2018 refer to the twenty-six weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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
Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiary as "we," "us," or "our") is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of August 3, 2019, we operated 833 stores in 36 states.
We also offer our merchandise on the internet, through our fivebelow.com e-commerce website. All e-commerce sales, which includes shipping and handling revenue, are included in net sales. Beginning with the third fiscal quarter of 2016, when we launched our e-commerce channel, all e-commerce sales are included in comparable sales. Our e-commerce expenses will have components classified as both cost of goods sold and selling, general and administrative expenses.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$417.4	$347.7	$782.2	$644.1
Cost of goods sold	271.2	226.0	516.0	425.1
Gross profit	146.2	121.8	266.2	219.0
Selling, general and administrative expenses	110.1	91.3	205.7	163.9
Operating income	36.0	30.4	60.5	55.1
Interest income, net	1.5	1.0	3.2	2.1
Income before income taxes	37.5	31.4	63.7	57.2
Income tax expense	8.7	6.3	9.2	10.3
Net income	$28.8	$25.1	$54.5	$46.9
Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.0	65.0	66.0	66.0
Gross profit	35.0	35.0	34.0	34.0
Selling, general and administrative expenses	26.4	26.3	26.3	25.4
Operating income	8.6	8.7	7.7	8.6
Interest income, net	0.4	0.3	0.4	0.3
Income before income taxes	9.0	9.0	8.1	8.9
Income tax expense	2.1	1.8	1.2	1.6
Net income	6.9%	7.2%	7.0%	7.3%
Operational Data:
Total stores at end of period	833	692	833	692
Comparable sales growth	1.4%	2.7%	2.2%	3.0%
Average net sales per store (2)	$0.5	$0.5	$1.0	$1.0

(1)	Components may not add to total due to rounding.

(2)	Only includes stores open during the full thirteen and twenty-six weeks ended.

Thirteen Weeks Ended August 3, 2019 Compared to the Thirteen Weeks Ended August 4, 2018
Net Sales
Net sales increased to $417.4 million in the thirteen weeks ended August 3, 2019 from $347.7 million in the thirteen weeks ended August 4, 2018, an increase of $69.7 million, or 20.0%. The increase was the result of a non-comparable sales increase of $65.3 million and a comparable sales increase of $4.4 million. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2019 and the number of stores that opened in fiscal 2018 but have not been open for 15 full months. We plan to open 150 new stores in fiscal 2019.
Comparable sales increased 1.4%. This increase resulted from an increase of approximately 1.0% in the number of transactions and an increase of approximately 0.4% in the average dollar value of transactions.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $271.2 million in the thirteen weeks ended August 3, 2019 from $226.0 million in the thirteen weeks ended August 4, 2018, an increase of $45.2 million, or 20.0%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods resulting from the increase in net sales. Also contributing to the increase in cost of goods sold were increases in store occupancy costs resulting from new store openings and distribution costs related to the new Southeast distribution center.
Gross profit increased to $146.2 million in the thirteen weeks ended August 3, 2019 from $121.8 million in the thirteen weeks ended August 4, 2018, an increase of $24.4 million, or 20.1%. Gross margin was 35.0% for the thirteen weeks ended August 3, 2019, which is consistent with the thirteen weeks ended August 4, 2018.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $110.1 million in the thirteen weeks ended August 3, 2019 from $91.3 million in the thirteen weeks ended August 4, 2018, an increase of $18.8 million, or 20.6%. As a percentage of net sales, selling, general and administrative expenses increased approximately 10 basis points to 26.4% in the thirteen weeks ended August 3, 2019 compared to 26.3% in the thirteen weeks ended August 4, 2018. The increase in selling, general and administrative expenses was primarily the result of increases of $15.8 million in store-related expenses to support new store growth and the impact of the adoption of the new lease accounting standard and $3.0 million of corporate-related expenses.
Income Tax Expense
Income tax expense increased to $8.7 million in the thirteen weeks ended August 3, 2019 from $6.3 million in the thirteen weeks ended August 4, 2018, an increase of $2.4 million, or 37.3%. The increase in income tax expense was primarily due to the $6.1 million increase in pre-tax income.
Our effective tax rate for the thirteen weeks ended August 3, 2019 was 23.2% compared to 20.2% in the thirteen weeks ended August 4, 2018. Our effective tax rate for the thirteen weeks ended August 3, 2019 was higher than the comparable period primarily due to discrete items, which include the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets.
Net Income
As a result of the foregoing, net income increased to $28.8 million in the thirteen weeks ended August 3, 2019 from $25.1 million in the thirteen weeks ended August 4, 2018, an increase of $3.7 million or 15.0%.

Twenty-Six Weeks Ended August 3, 2019 Compared to the Twenty-Six Weeks Ended August 4, 2018
Net Sales
Net sales increased to $782.2 million in the twenty-six weeks ended August 3, 2019 from $644.1 million in the twenty-six weeks ended August 4, 2018, an increase of $138.1 million, or 21.4%. The increase was the result of a non-comparable sales increase of $124.9 million and a comparable sales increase of $13.2 million. The increase in non-comparable sales was primarily driven by the number of stores that opened in fiscal 2018 but have not been open for 15 full months and new stores that opened in fiscal 2019. We plan to open 150 new stores in fiscal 2019.
Comparable sales increased 2.2%. This increase resulted from an increase of approximately 1.2% in the number of transactions and an increase of approximately 1.0% in the average dollar value of transactions.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $516.0 million in the twenty-six weeks ended August 3, 2019 from $425.1 million in the twenty-six weeks ended August 4, 2018, an increase of $90.9 million, or 21.4%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods resulting from the increase in net sales. Also contributing to the increase in cost of goods sold were increases in store occupancy costs resulting from new store openings and distribution cost related to the new Southeast distribution center.
Gross profit increased to $266.2 million in the twenty-six weeks ended August 3, 2019 from $219.0 million in the twenty-six weeks ended August 4, 2018, an increase of $47.2 million, or 21.5%. Gross margin was 34.0% for the twenty-six weeks ended August 3, 2019, which is consistent with the twenty-six weeks ended August 4, 2018.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $205.7 million in the twenty-six weeks ended August 3, 2019 from $163.9 million in the twenty-six weeks ended August 4, 2018, an increase of $41.8 million, or 25.5%. As a percentage of net sales, selling, general and administrative expenses increased approximately 90 basis points to 26.3% in the twenty-six weeks ended August 3, 2019 compared to 25.4% in the twenty-six weeks ended August 4, 2018. The increase in selling, general and administrative expenses was primarily the result of increases of $33.4 million in store-related expenses to support new store growth, tax reinvestments, and the impact of the adoption of the new lease accounting standard and $8.4 million of corporate-related expenses.
Income Tax Expense
Income tax expense decreased to $9.2 million in the twenty-six weeks ended August 3, 2019 from $10.3 million in the twenty-six weeks ended August 4, 2018, a decrease of $1.1 million, or 10.8%. The decrease in income tax expense was primarily due to discrete items, which include the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." These decreases were partially offset by a $6.5 million increase in pre-tax income.
Our effective tax rate for the twenty-six weeks ended August 3, 2019 was 14.4% compared to 18.1% in the twenty-six weeks ended August 4, 2018. Our effective tax rate for the twenty-six weeks ended August 3, 2019 was lower than the comparable period primarily due to discrete items, which include the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Net Income
As a result of the foregoing, net income increased to $54.5 million in the twenty-six weeks ended August 3, 2019 from $46.9 million in the twenty-six weeks ended August 4, 2018, an increase of $7.6 million or 16.3%.

Liquidity and Capital Resources
Overview
Our primary source of liquidity is cash flows from operations. Our primary cash needs are for capital expenditures and working capital.
Cash capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make cash capital expenditures of approximately $210 million in fiscal 2019, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations and cash on-hand. We expect to incur approximately $50 million of our cash capital expenditure budget in fiscal 2019 to construct and open 150 new stores, with the remainder projected to be spent on our distribution facilities (existing and new), our corporate infrastructure, and existing stores.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on-hand, net cash provided by operating activities and borrowings under our Amended Revolving Credit Facility. When we have used our Amended Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. We did not have any direct borrowings under our Amended Revolving Credit Facility during the twenty-six weeks ended August 3, 2019. As of August 3, 2019, we had approximately $20.0 million available on the line of credit.

On March 20, 2018, our board of directors approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. In December 2018, we purchased 21,810 shares under this program at an aggregate cost of approximately $2.0 million, or an average price of $91.07 per share. During the thirteen weeks ended August 3, 2019, we purchased 146,185 shares under this program at an aggregate cost of approximately $16.6 million, or an average price of $113.55 per share. Subsequent to the thirteen weeks ended August 3, 2019, we purchased 191,367 shares under this program at an aggregate cost of approximately $20.3 million, or an average price of $106.00 per share. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
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
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
Net cash provided by operating activities	$47.0	$44.4
Net cash used in investing activities	(106.1)	(19.7)
Net cash used in financing activities	(13.9)	(4.1)
Net (decrease) increase during period in cash and cash equivalents (1)	$(72.9)	$20.6
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for the twenty-six weeks ended August 3, 2019 was $47.0 million, an increase of $2.6 million compared to the twenty-six weeks ended August 4, 2018. The increase was primarily due to an increase in operating cash flows from store performance partially offset by changes in working capital.
Cash Used in Investing Activities
Net cash used in investing activities for the twenty-six weeks ended August 3, 2019 was $106.1 million, an increase of $86.4 million compared to the twenty-six weeks ended August 4, 2018. The increase was primarily due to increases in capital expenditures and in net purchases of investment securities. The increase in capital expenditures was primarily for our distribution facilities, our new store construction, and our corporate infrastructure.
Cash Used in Financing Activities
Net cash used in financing activities for the twenty-six weeks ended August 3, 2019 was $13.9 million, an increase of $9.8 million compared to the twenty-six weeks ended August 4, 2018. The increase was primarily the result of increases in the repurchase and retirement of common stock and common shares withheld for taxes.
Line of Credit
On May 10, 2017, we entered into a Fourth Amended and Restated Loan and Security Agreement (the “Amended Loan and Security Agreement”), among Five Below, Inc., 1616 Holdings, Inc. (formerly known as Five Below Merchandising, Inc.) and Wells Fargo Bank, National Association. The Amended Loan and Security Agreement amends and restates the Third Amended and Restated Loan and Security Agreement, dated June 12, 2013, among Five Below, Inc., 1616 Holdings, Inc. and Wells Fargo Bank, National Association, which governed the Revolving Credit Facility.

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
As of August 3, 2019, we had approximately $20.0 million available on the line of credit.
All obligations under the Amended Revolving Credit Facility are secured by substantially all of our assets and are guaranteed by our subsidiary. As of August 3, 2019 and August 4, 2018, we were in compliance with the covenants applicable to us under the Amended Revolving Credit Facility.
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
From February 3, 2019 to August 3, 2019, we have entered into 71 new fully executed retail leases with terms of 10 to 15 years and other lease modifications that have future minimum lease payments of approximately $121.2 million.
During the thirteen weeks ended May 4, 2019, we completed the purchase of an approximately 700,000 square foot build-to-suit distribution center in Forsyth, Georgia for approximately $42 million, for land and building, to support our anticipated growth.
During the thirteen weeks ended August 3, 2019, we signed a purchase agreement to acquire land and a construction agreement to build a distribution center located in Conroe, Texas, which we expect will be approximately 860,000 square feet, for approximately $47 million, for land and building, to support our anticipated growth. Subsequent to the thirteen weeks ended August 3, 2019, we closed on the land purchase. We expect to occupy the distribution center in Conroe, Texas in 2020.
Off-Balance Sheet Arrangements
For the thirteen weeks ended August 3, 2019, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of August 3, 2019, we had approximately $20.0 million available on the line of credit. The Amended Revolving Credit Facility reduces the interest rate payable on borrowings to be, at our option, a per annum rate equal to (a) a prime rate or (b) a LIBOR-based rate plus a margin of 1.00%. Letter of credit fees are equal to the interest rate payable on LIBOR-based loans. The interest rate and letter of credit fees under the Amended Revolving Credit Facility are subject to an increase of 2.00% per annum upon an event of default. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended August 3, 2019, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Risk factors that affect our business and financial results are discussed in Part I, Item 1A "Risk Factors” in our Annual Report and in Part II, Item 1A “Risk Factors” in our Form 10-Q for the quarter ended May 4, 2019 (“1st Quarter 10-Q”). The following risk factor represents an update to the risk factors previously disclosed. You should carefully consider the risks described below and in our Annual Report and 1st Quarter 10-Q, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report and 1st Quarter 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
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

A significant majority of our merchandise is manufactured outside of the United States, and changes in the prices and flow of these goods for any reason could have an adverse impact on our operations. The United States and other countries have occasionally proposed and enacted protectionist trade policies, which may result in changes in tariff structures and trade policies and restrictions that could increase the cost or reduce the availability of certain merchandise. In particular, the United States has recently imposed increased tariffs on certain imports from China. Effective on July 6, 2018, and again on August 23, 2018, the United States government imposed a 25% tariff on a variety of imports from China (List 1 and List 2, respectively). Effective on September 24, 2018, a 10% tariff was imposed on additional products from China (List 3), which increased to 25% effective on May 10, 2019.  On August 14, 2019, the United States announced that an additional 10% tariff would be imposed on additional imports from China in two tranches of imports, with the first tranche (List 4A) effective on September 1, 2019 and a second tranche (List 4B) effective on December 15, 2019 (with both tranches relating to thousands of categories of products imported from China). On August 23, 2019, President Trump indicated that the List 4 tariffs would be increased to 15% from 10% with the first tranche (List 4A) effective on September 1, 2019 and a second tranche (List 4B) effective on December 15, 2019 and the List 1, 2 and 3 tariffs would be increased to 30% from 25% effective October 1, 2019. President Trump also directed United States companies to immediately begin to look for alternatives to China and suggested he had the authority to order United States companies to cease production in, and importation from, China. We expect the trade issues between the United States and China will continue to be volatile and difficult to predict or forecast.

The increased tariffs as well as any newly imposed tariffs on items imported from China or elsewhere would likely result in lower gross margins on impacted products, unless we are able to successfully take any one or more of the following mitigating actions: negotiate lower product costs with our vendors, purchase products produced in countries with no or lower tariffs or transition away from domestic vendors who source from China or other tariff impacted countries, increase our prices (including beyond $5 per item), or alter or cease offering certain products. Any increase in pricing, alteration of products or reduced product offering could reduce the competitiveness of our products. Furthermore, any retaliatory counter-measures imposed by countries subject to such tariffs, such as China, could increase our, or our vendors’, import expenses. Additionally, even if the products we import are not directly impacted by additional tariffs, the imposition of such additional tariffs on goods imported into the United States could cause increased prices for consumer goods in general, which could have a negative impact on consumer spending for discretionary items reducing demand for our products. These direct and indirect impacts of increased tariffs or trade restrictions implemented by the United States, both individually and cumulatively, could have a material adverse effect on our business, financial condition and results of future operations.

It has also been suggested that the United States may materially modify or withdraw from some of its existing trade agreements. Any of these or other measures, if ultimately enacted, or events relating to the manufacturers of our merchandise and the countries in which they are located, some or all of which are beyond our control, could adversely affect our ability to access suitable merchandise on acceptable terms, negatively impact our operations, increase costs and lower our margins. Such events or circumstances include, but are not limited to:
•political and economic instability;
•the financial instability and labor problems of the manufacturers of our merchandise;
•the availability and cost of raw materials;
•merchandise quality or safety issues;
•changes in currency exchange rates;

•the regulatory environment in the countries in which the manufacturers of our merchandise are located;
•work stoppages or other employee rights issues;
•inflation or deflation; and

•	transportation availability, costs and disruptions.

Moreover, negative press or reports about products manufactured outside the United States may sway public opinion, and thus customer confidence, away from the products sold in our stores. These and other factors affecting the manufacturers of our merchandise who are located outside of the United States and our access to our products could adversely affect our financial performance.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the information with respect to repurchases of our common stock for the thirteen weeks ended August 3, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
May 5, 2019 - June 1, 2019	—	—	—	$98,013,000
June 2, 2019 - July 6, 2019	57,620	$119.37	57,620	$91,134,901
July 7, 2019 - August 3, 2019	88,565	$109.77	88,565	$81,413,121
Second Quarter 2019	146,185	$113.55	146,185	$81,413,121
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
Subsequent to the thirteen weeks ended August 3, 2019, we purchased 191,367 shares under this program at an average price of $106.00 per share. Following these purchases, we have approximately $61 million remaining for purchase under the program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits

No.	Description

10.30†	Form of Award Agreement for Restricted Units under the Five Below, Inc. Amended and Restated Equity Incentive Plan (Directors)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2019, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of August 3, 2019, February 2, 2019 and August 4, 2018; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended and Twenty-Six Weeks Ended August 3, 2019 and August 4, 2018; (iii) the Unaudited Consolidated Statements of Shareholders’ Equity for the Thirteen Weeks Ended and Twenty-Six Weeks Ended August 3, 2019 and August 4, 2018; (iv) the Unaudited Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 3, 2019 and August 4, 2018 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

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

FIVE BELOW, INC.

Date: August 29, 2019	/s/ Joel D. Anderson
Joel D. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: August 29, 2019	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)