Form 10-Q
period 2019-11-02
FIVE BELOW, INC
filed 2019-12-05
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2019.
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

Securities registered pursuant to Section 12(b) of the Act:

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of December 4, 2019 was 55,673,032.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	November 2, 2019	February 2, 2019	November 3, 2018
Assets
Current assets:
Cash and cash equivalents	$77,496	$251,748	$103,262
Short-term investment securities	54,072	85,412	85,029
Inventories	419,340	243,636	339,898
Prepaid income taxes	16,396	1,337	11,443
Prepaid expenses and other current assets	58,666	60,124	59,500
Total current assets	625,970	642,257	599,132
Property and equipment, net of accumulated depreciation and amortization of $200,306, $168,588, and $157,575, respectively.	400,129	301,297	245,631
Operating lease assets	794,350	—	—
Deferred income taxes	2,283	6,126	3,243
Other assets	11,019	2,584	1,730
	$1,833,751	$952,264	$849,736

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	188,061	103,692	155,986
Income taxes payable	831	20,626	281
Accrued salaries and wages	11,773	24,586	11,139
Other accrued expenses	91,304	104,201	72,019
Operating lease liabilities	105,834	—	—
Total current liabilities	397,803	253,105	239,425
Deferred rent and other	1,250	84,065	85,240
Long-term operating lease liabilities	789,307	—	—
Total liabilities	1,188,360	337,170	324,665
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,671,943, 55,759,048, and 55,760,985 shares, respectively.	556	557	557
Additional paid-in capital	318,318	352,702	351,941
Retained earnings	326,517	261,835	172,573
Total shareholders’ equity	645,391	615,094	525,071
	$1,833,751	$952,264	$849,736
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	$377,438	$312,823	$1,159,600	$956,879
Cost of goods sold	258,756	210,733	774,762	635,799
Gross profit	118,682	102,090	384,838	321,080
Selling, general and administrative expenses	105,997	86,542	311,655	250,404
Operating income	12,685	15,548	73,183	70,676
Interest income and other, net	753	1,058	3,952	3,120
Income before income taxes	13,438	16,606	77,135	73,796
Income tax expense	3,249	3,090	12,453	13,413
Net income	$10,189	$13,516	$64,682	$60,383
Basic income per common share	$0.18	$0.24	$1.16	$1.08
Diluted income per common share	$0.18	$0.24	$1.15	$1.07
Weighted average shares outstanding:
Basic shares	55,672,796	55,742,854	55,855,526	55,731,098
Diluted shares	56,019,736	56,228,305	56,208,718	56,185,305
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity

	Shares	Amount
Balance, February 2, 2019	55,759,048	$557	$352,702	$261,835	$615,094
Share-based compensation expense	—	—	2,822	—	2,822
Issuance of unrestricted stock awards	307	—	45	—	45
Exercise of options to purchase common stock	72,365	1	2,246	—	2,247
Vesting of restricted stock units and performance-based restricted stock units	203,429	2	—	—	2
Common shares withheld for taxes	(79,256)	(1)	(9,872)	—	(9,873)
Net income	—	—	—	25,662	25,662
Balance, May 4, 2019	55,955,893	$559	$347,943	$287,497	$635,999
Share-based compensation expense	—	—	3,055	—	3,055
Issuance of unrestricted stock awards	411	—	45	—	45
Exercise of options to purchase common stock	24,688	—	685	—	685
Vesting of restricted stock units and performance-based restricted stock units	17,099	—	—	—	—
Common shares withheld for taxes	(2,110)	—	(275)	—	(275)
Repurchase and retirement of common stock	(146,185)	(1)	(16,598)	—	(16,599)
Issuance of common stock to employees under employee stock purchase plan	1,847	—	195	—	195
Net income	—	—	—	28,831	28,831
Balance, August 3, 2019	55,851,643	$558	$335,050	$316,328	$651,936
Share-based compensation expense	—	—	3,398	—	3,398
Issuance of unrestricted stock awards	355	—	45	—	45
Exercise of options to purchase common stock	8,921	—	252	—	252
Vesting of restricted stock units and performance-based restricted stock units	3,530	—	—	—	—
Common shares withheld for taxes	(1,139)	—	(143)	—	(143)
Repurchase and retirement of common stock	(191,367)	(2)	(20,284)	—	(20,286)
Net income	—	—	—	10,189	10,189
Balance, November 2, 2019	55,671,943	$556	$318,318	$326,517	$645,391
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity

	Shares	Amount
Balance, February 3, 2018	55,438,089	$554	$346,300	$111,704	$458,558
Cumulative effect of ASC 606 adoption	—	—	—	486	486
Share-based compensation expense	—	—	2,692	—	2,692
Issuance of unrestricted stock awards	876	—	62	—	62
Exercise of options to purchase common stock	39,237	—	1,222	—	1,222
Vesting of restricted stock units and performance-based restricted stock units	243,745	2	—	—	2
Common shares withheld for taxes	(101,928)	(1)	(6,907)	—	(6,908)
Net income	—	—	—	21,804	21,804
Balance, May 5, 2018	55,620,019	$555	$343,369	$133,994	$477,918
Share-based compensation expense	—	—	3,360	—	3,360
Issuance of unrestricted stock awards	449	—	28	—	28
Exercise of options to purchase common stock	70,030	1	2,141	—	2,142
Vesting of restricted stock units and performance-based restricted stock units	39,359	1	—	—	1
Common shares withheld for taxes	(8,223)	—	(722)	—	(722)
Issuance of common stock to employees under employee stock purchase plan	1,633	—	168	—	168
Net income	—	—	—	25,063	25,063
Balance, August 4, 2018	55,723,267	$557	$348,344	$159,057	$507,958
Share-based compensation expense	—	—	3,087	—	3,087
Issuance of unrestricted stock awards	371	—	45	—	45
Exercise of options to purchase common stock	34,195	—	652	—	652
Vesting of restricted stock units and performance-based restricted stock units	4,650	—	—	—	—
Common shares withheld for taxes	(1,498)	—	(187)	—	(187)
Net income	—	—	—	13,516	13,516
Balance, November 3, 2018	55,760,985	$557	$351,941	$172,573	$525,071
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
Operating activities:
Net income	$64,682	$60,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,894	30,267
Share-based compensation expense	9,446	9,297
Deferred income tax expense	3,843	3,433
Other non-cash expenses	75	43
Changes in operating assets and liabilities:
Inventories	(175,704)	(152,861)
Prepaid income taxes	(15,059)	(9,179)
Prepaid expenses and other assets	326	(14,175)
Accounts payable	78,372	79,036
Income taxes payable	(19,795)	(24,994)
Accrued salaries and wages	(12,813)	(11,767)
Deferred rent	(92,382)	12,785
Operating leases	102,042	—
Other accrued expenses	18,928	19,351
Net cash provided by operating activities	1,855	1,619
Investing activities:
Purchases of investment securities and other investments	(103,055)	(91,375)
Sales, maturities, and redemptions of investment securities	127,093	166,006
Capital expenditures	(156,350)	(82,027)
Net cash used in investing activities	(132,312)	(7,396)
Financing activities:
Net proceeds from issuance of common stock	195	168
Repurchase and retirement of common stock	(36,885)	—
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	3,186	4,019
Common shares withheld for taxes	(10,291)	(7,817)
Net cash used in financing activities	(43,795)	(3,630)
Net decrease in cash and cash equivalents	(174,252)	(9,407)
Cash and cash equivalents at beginning of period	251,748	112,669
Cash and cash equivalents at end of period	$77,496	$103,262

Supplemental disclosures of cash flow information:
Non-cash investing activities
(Decrease) increase in accrued purchases of property and equipment	$(17,547)	$11,813
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Summary of Significant Accounting Policies

(a)	Description of Business
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiary as the "Company") is a specialty value retailer offering merchandise targeted at the tween and teen demographic. The Company offers an edited assortment of products, with most priced at $5 and below.
The Company’s edited assortment of products includes select brands and licensed merchandise. The Company believes its merchandise is readily available, and that there are a number of potential vendors that could be utilized, if necessary, under approximately the same terms the Company is currently receiving; thus, it is not dependent on a single vendor or a group of vendors.
The Company is incorporated in the Commonwealth of Pennsylvania and, as of November 2, 2019, operated in 36 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, South Carolina, Mississippi, Louisiana, Wisconsin, Oklahoma, Minnesota, California, Arkansas, Iowa, Nebraska, and Arizona. As of November 2, 2019 and November 3, 2018, the Company operated 894 stores and 745 stores, respectively, each operating under the name “Five Below”, and sells merchandise on the internet, through the Company's fivebelow.com e-commerce website.

(b)	Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2019" or "fiscal 2019" refer to the period from February 3, 2019 to February 1, 2020, which is a 52-week fiscal year. References to "fiscal year 2018" or "fiscal 2018" refer to the period from February 4, 2018 to February 2, 2019, which is a 52-week fiscal year. The fiscal quarters ended November 2, 2019 and November 3, 2018 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended November 2, 2019 and November 3, 2018 refer to the thirty-nine weeks ended as of those dates.
(c) Basis of Presentation
The consolidated balance sheets as of November 2, 2019 and November 3, 2018, the consolidated statements of operations for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018, the consolidated statements of shareholders’ equity for the thirty-nine weeks ended November 2, 2019 and November 3, 2018 and the consolidated statements of cash flows for the thirty-nine weeks ended November 2, 2019 and November 3, 2018 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended November 2, 2019 and November 3, 2018. The balance sheet as of February 2, 2019, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2018 as filed with the Securities and Exchange Commission on March 28, 2019 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended February 2, 2019 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018 are not necessarily indicative of the consolidated operating results for the year ending February 1, 2020 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.
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
The following is a discussion of the Company’s lease policy under the new lease accounting standard:
The Company determines if an arrangement contains a lease at the inception of a contract. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and operating lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments. As the rate implicit in the lease is not readily determinable for the Company's leases, the Company utilizes its incremental borrowing rate to determine the present value of future lease payments. The incremental borrowing rate represents a significant judgment and is determined based on an analysis of our synthetic credit rating, prevailing financial market conditions, corporate bond yields, treasury bond yields, and the effect of collateralization. The operating lease assets also include lease payments made before commencement and exclude lease incentives.
The Company’s real estate leases typically contain options that permit renewals for additional periods of up to five years. For real estate leases, except for renewals that generally take the lease to a ten-year term, the options to renew are not considered reasonably certain at lease commencement because the Company reevaluates each lease on a regular basis to consider the economic and strategic incentives of exercising the renewal options, and regularly opens, relocates or closes stores to align with its operating strategy. Generally, except for renewals that generally take the lease to a ten-year term, the renewal option periods are not included within the lease term and the associated payments are not included in the measurement of the operating lease asset and operating lease liability as the exercise of such options is not reasonably certain. Similarly, renewal options are not included in the lease term for non-real estate leases because they are not considered reasonably certain of being exercised at lease commencement. Leases with an initial term of 12 months or less are not recorded on the balance sheets and lease expense is recognized on a straight-line basis over the term of the short-term lease.
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
In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," which addresses certain fair value disclosure requirements, the measurement basis under the measurement alternative and which equity securities have to be remeasured at historical exchange rates. In May 2019, the FASB issued "Financial Instruments - Credit Losses (Topic 326), Targeted Transition Relief," which allows entities to elect to measure assets in the scope of ASC 326-20, using the fair value option when ASU 2016-13 is adopted. The effective date of the standards will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and early adoption is permitted for annual periods beginning after December 15, 2018. The new standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align the Company's credit loss methodology with the new standard. While the Company is currently evaluating the impact to its consolidated financial statements of adopting this guidance, the Company does not anticipate that the guidance will materially impact its consolidated financial statements.
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

(f) Equity Method Investments
The Company uses the equity method to account for its investments in which the Company is deemed to have the ability to exercise significant influence over an investee’s operating and financial policies or in which the Company holds a significant partnership or limited liability company interest. Equity method investments are initially recorded at cost in other assets in the consolidated balance sheets. The cost is adjusted to recognize the Company's proportionate share of the investee’s net income or loss after the date of investment and is also adjusted for any impairments resulting from other-than-temporary declines in fair value. These adjustments are recorded in interest income and other, net in the consolidated statements of operations. Additional adjustments to cost may include any additional contributions made and dividends received and both are recorded in other assets in the consolidated balance sheets.
(g) Fair Value of Financial Instruments
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
As of November 2, 2019, February 2, 2019, and November 3, 2018, the Company had cash equivalents of $64.3 million, $215.7 million and $84.9 million, respectively. The Company’s cash equivalents consist of credit and debit card receivables, money market funds, and corporate bonds with original maturities of 90 days or less. Fair value for cash equivalents was determined based on level 1 inputs.
As of November 2, 2019, February 2, 2019, and November 3, 2018, the Company's short-term investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of November 2, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$53,996	$48	$—	$54,044
Municipal bonds	76	—	—	76
Total	$54,072	$48	$—	$54,120

	As of February 2, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$83,128	$—	$63	$83,065
Municipal bonds	2,284	—	2	2,282
Total	$85,412	$—	$65	$85,347

	As of November 3, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$82,710	$—	$194	$82,516
Municipal bonds	2,319	—	7	2,312
Total	$85,029	$—	$201	$84,828
Short-term investment securities as of November 2, 2019, February 2, 2019, and November 3, 2018 all mature in one year or less.
(h) Prepaid Expenses and Other Current Assets
Prepaid expenses as of November 2, 2019, February 2, 2019, and November 3, 2018 were $18.8 million, $26.1 million, and $32.1 million, respectively. Other current assets as of November 2, 2019, February 2, 2019, and November 3, 2018 were $39.9 million, $34.0 million, and $27.4 million, respectively.
(i) Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $30.6 million, $54.2 million, and $12.9 million as of November 2, 2019, February 2, 2019, and November 3, 2018, respectively.

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

Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and party and snack (in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	November 2, 2019		November 3, 2018
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$188,627	50.0%	$161,634	51.7%
Fashion and home	120,636	32.0%	97,107	31.0%
Party and snack	68,175	18.0%	54,082	17.3%
Total	$377,438	100.0%	$312,823	100.0%

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019		November 3, 2018
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$587,649	50.7%	$493,650	51.6%
Fashion and home	352,593	30.4%	288,944	30.2%
Party and snack	219,358	18.9%	174,285	18.2%
Total	$1,159,600	100.0%	$956,879	100.0%

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
During the thirteen weeks ended November 2, 2019, the Company committed to 28 new store leases with average terms of approximately 10 years that have future minimum lease payments of approximately $49.5 million.
All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of November 2, 2019, the weighted average remaining lease term for the Company's operating leases is 7.9 years, and the weighted average discount rate is 7.0%. For the thirty-nine weeks ended November 2, 2019, cash paid for amounts included in the measurement of operating lease liabilities of $96.5 million was reflected in cash flows from operating activities in the consolidated statements of cash flows.
The following table is a summary of the Company's components for net lease costs as of November 2, 2019 (in thousands):

	November 2, 2019
Lease Cost	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
Operating lease cost	$37,549	$106,580
Variable lease cost	10,422	29,634
Net lease cost*	$47,971	$136,214
* Excludes short-term lease cost, which is immaterial

The following table summarizes the maturity of lease liabilities under operating leases as of November 2, 2019 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2019	$39,821
2020	161,775
2021	157,668
2022	149,453
2023	139,771
After 2023	518,912
Total lease payments	1,167,400
Less: imputed interest	272,259
Present value of lease liabilities	$895,141

(4)	Income Per Common Share
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
The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Numerator:
Net income	$10,189	$13,516	$64,682	$60,383
Denominator:
Weighted average common shares outstanding - basic	55,672,796	55,742,854	55,855,526	55,731,098
Dilutive impact of options, restricted stock units and employee stock purchase plan	346,940	485,451	353,192	454,207
Weighted average common shares outstanding - diluted	56,019,736	56,228,305	56,208,718	56,185,305
Per common share:
Basic income per common share	$0.18	$0.24	$1.16	$1.08
Diluted income per common share	$0.18	$0.24	$1.15	$1.07

The effects of the assumed vesting of restricted stock units for 2,303 and 768 shares of common stock for the thirteen weeks ended and thirty-nine weeks ended November 2, 2019, respectively, were excluded from the calculation of diluted net income per share, as their impact would have been anti-dilutive.
The effects of the assumed vesting of restricted stock units for 1,322 and 1,971 shares of common stock for the thirteen weeks ended and thirty-nine weeks ended November 3, 2018, respectively, were excluded from the calculation of diluted net income per share, as their impact would have been anti-dilutive.
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
As of November 2, 2019, the Company had no borrowings under the Amended Revolving Credit Facility and had approximately $20.0 million available on the line of credit.
All obligations under the Amended Revolving Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary. As of November 2, 2019 and November 3, 2018, the Company was in compliance with the covenants applicable to it under the Amended Revolving Credit Facility.

(6)	Commitments and Contingencies
Commitments
Other contractual commitments
As of November 2, 2019, the Company has other purchase commitments of approximately $1.8 million consisting of purchase agreements for materials that will be used in the construction of new stores.
During the thirteen weeks ended May 4, 2019, the Company completed the purchase of an approximately 700,000 square foot build-to-suit distribution center in Forsyth, Georgia for approximately $42 million, for land and building, to support the Company's anticipated growth.
During the thirteen weeks ended November 2, 2019, the Company acquired land in Conroe, Texas, to build an approximately 860,000 square foot distribution center to support the Company's anticipated growth. The total cost of the land and building is expected to be approximately $56 million, of which approximately $15 million has been paid through November 2, 2019. The Company expects to occupy the distribution center in Conroe, Texas in 2020.
Contingencies
Legal Matters
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial condition or results of operations.

(7)	Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2002 Equity Incentive Plan (the “Plan”), the Company’s board of directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7.6 million shares under the Plan. As of November 2, 2019, approximately 3.3 million stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s board of directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity during the thirty-nine weeks ended November 2, 2019 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance as of February 2, 2019	374,257	$30.23	5.1
Forfeited	(950)	39.42
Exercised	(105,974)	30.04
Balance as of November 2, 2019	267,333	30.27	4.2
Exercisable as of November 2, 2019	255,776	$30.04	4.1

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the thirty-nine weeks ended November 2, 2019.
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
RSU and PSU activity during the thirty-nine weeks ended November 2, 2019 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of February 2, 2019	292,888	$53.52	416,200	$47.38
Granted	87,361	119.11	85,939	116.92
Vested	(106,921)	43.58	(117,137)	39.21
Forfeited	(17,105)	66.53	(27,836)	45.23
Non-vested balance as of November 2, 2019	256,223	$79.16	357,166	$66.96

In connection with the vesting of RSUs and PSUs during the thirty-nine weeks ended November 2, 2019, the Company withheld 82,505 shares with an aggregate value of $10.3 million in satisfaction of minimum tax withholding obligations due upon vesting.
In connection with the vesting of RSUs and PSUs during the thirty-nine weeks ended November 3, 2018, the Company withheld 111,649 shares with an aggregate value of $7.8 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of November 2, 2019, there was $22.7 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.4 years.
Share Repurchase Program
On March 20, 2018, the Company's board of directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company's common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. In December 2018, the Company purchased 21,810 shares under this program at an aggregate cost of approximately $2.0 million, or an average price of $91.07 per share. During the thirteen weeks ended August 3, 2019, the Company purchased 146,185 shares under this program at an aggregate cost of approximately $16.6 million, or an average price of $113.55 per share. During the thirteen weeks ended November 2, 2019, the Company purchased 191,367 shares under this program at an aggregate cost of approximately $20.3 million, or an average price of $106.00 per share. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.

(8)	Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018 (dollars in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Income before income taxes	$13,438	$16,606	$77,135	$73,796
Income tax expense	$3,249	$3,090	$12,453	$13,413
Effective tax rate	24.2%	18.6%	16.1%	18.2%

The effective tax rates for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen weeks ended November 2, 2019 was higher than the thirteen weeks ended November 3, 2018 primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets. The effective tax rate for the thirty-nine weeks ended November 2, 2019 was lower than the thirty-nine weeks ended November 3, 2018 primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
The Company had no material accrual for uncertain tax positions or interest and/or penalties related to income taxes on the Company’s balance sheets as of November 2, 2019, February 2, 2019, or November 3, 2018 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen and thirty-nine weeks ended November 2, 2019 or November 3, 2018.
The Company files a federal income tax return as well as state tax returns. The Company’s U.S. federal income tax returns for the fiscal years ended February 3, 2018 and thereafter remain subject to examination by the U.S. Internal Revenue Service. State returns are filed in various state jurisdictions, as appropriate, with varying statutes of limitation and remain subject to examination for varying periods up to three years to four years depending on the state.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended February 2, 2019 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen weeks ended and thirty-nine weeks ended November 2, 2019 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2019" or "fiscal 2019" refer to the period from February 3, 2019 to February 1, 2020, which is a 52-week fiscal year. References to "fiscal year 2018" or "fiscal 2018" refer to the period from February 4, 2018 to February 2, 2019, which is a 52-week fiscal year. The fiscal quarters ended November 2, 2019 and November 3, 2018 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended November 2, 2019 and November 3, 2018 refer to the thirty-nine weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.
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
Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiary as "we," "us," or "our") is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, with most priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of November 2, 2019, we operated 894 stores in 36 states. In fall 2018, we began offering an expanded product assortment with prices exceeding $5 in a select number of our stores (with such product offerings branded as "Ten Below" or "JUST WOW"). In addition, in fall 2019, we rolled out new pricing to our full chain, increasing prices on certain products over $5. Most of our products remain at $5 and below.
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

Measuring the change in fiscal year-over-year comparable sales allows us to evaluate how we are performing. Various factors affect comparable sales, including:

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$377.4	$312.8	$1,159.6	$956.9
Cost of goods sold	258.8	210.7	774.8	635.8
Gross profit	118.7	102.1	384.8	321.1
Selling, general and administrative expenses	106.0	86.5	311.7	250.4
Operating income	12.7	15.5	73.2	70.7
Interest income, net	0.8	1.1	4.0	3.1
Income before income taxes	13.4	16.6	77.1	73.8
Income tax expense	3.2	3.1	12.5	13.4
Net income	$10.2	$13.5	$64.7	$60.4
Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.6	67.4	66.8	66.4
Gross profit	31.4	32.6	33.2	33.6
Selling, general and administrative expenses	28.1	27.7	26.9	26.2
Operating income	3.4	5.0	6.3	7.4
Interest income, net	0.2	0.3	0.3	0.3
Income before income taxes	3.6	5.3	6.7	7.7
Income tax expense	0.9	1.0	1.1	1.4
Net income	2.7%	4.3%	5.6%	6.3%
Operational Data:
Total stores at end of period	894	745	894	745
Comparable sales growth	2.9%	4.8%	2.4%	3.6%
Average net sales per store (2)	$0.4	$0.4	$1.4	$1.4

(1)	Components may not add to total due to rounding.

(2)	Only includes stores open during the full thirteen and thirty-nine weeks ended.

Thirteen Weeks Ended November 2, 2019 Compared to the Thirteen Weeks Ended November 3, 2018
Net Sales
Net sales increased to $377.4 million in the thirteen weeks ended November 2, 2019 from $312.8 million in the thirteen weeks ended November 3, 2018, an increase of $64.6 million, or 20.7%. The increase was the result of a non-comparable sales increase of $56.2 million and a comparable sales increase of $8.4 million. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2019 and the number of stores that opened in fiscal 2018 but have not been open for 15 full months. We plan to open 150 new stores in fiscal 2019.
Comparable sales increased 2.9%. This increase resulted from an increase of approximately 1.9% in the average dollar value of transactions and an increase of approximately 1.0% in the number of transactions.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $258.8 million in the thirteen weeks ended November 2, 2019 from $210.7 million in the thirteen weeks ended November 3, 2018, an increase of $48.1 million, or 22.8%. The increase in cost of goods sold was primarily the result of an increase in merchandise cost of goods, which includes net unmitigated tariff costs, resulting from the increase in net sales. Also contributing to the increase in cost of goods sold were increases in store occupancy costs resulting from new store openings.
Gross profit increased to $118.7 million in the thirteen weeks ended November 2, 2019 from $102.1 million in the thirteen weeks ended November 3, 2018, an increase of $16.6 million, or 16.3%. Gross margin decreased to 31.4% for the thirteen weeks ended November 2, 2019 from 32.6% for the thirteen weeks ended November 3, 2018, a decrease of approximately 120 basis points. The decrease in gross margin was primarily the result of an increase as a percentage of net sales in merchandise cost of goods sold.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $106.0 million in the thirteen weeks ended November 2, 2019 from $86.5 million in the thirteen weeks ended November 3, 2018, an increase of $19.5 million, or 22.5%. As a percentage of net sales, selling, general and administrative expenses increased approximately 40 basis points to 28.1% in the thirteen weeks ended November 2, 2019 compared to 27.7% in the thirteen weeks ended November 3, 2018. The increase in selling, general and administrative expenses was primarily the result of increases of $15.2 million in store-related expenses to support new store growth and the impact of the adoption of the new lease accounting standard and $4.3 million of corporate-related expenses.
Income Tax Expense
Income tax expense increased to $3.2 million in the thirteen weeks ended November 2, 2019 from $3.1 million in the thirteen weeks ended November 3, 2018, an increase of $0.1 million, or 5.1%. The increase in income tax expense was primarily due to discrete items, which include the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets, partially offset by a decrease of $3.2 million in pre-tax income.
Our effective tax rate for the thirteen weeks ended November 2, 2019 was 24.2% compared to 18.6% in the thirteen weeks ended November 3, 2018. Our effective tax rate for the thirteen weeks ended November 2, 2019 was higher than the comparable period primarily due to discrete items, which include the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Net Income
As a result of the foregoing, net income decreased to $10.2 million in the thirteen weeks ended November 2, 2019 from $13.5 million in the thirteen weeks ended November 3, 2018, a decrease of $3.3 million or 24.6%.
Thirty-Nine Weeks Ended November 2, 2019 Compared to the Thirty-Nine Weeks Ended November 3, 2018
Net Sales
Net sales increased to $1,159.6 million in the thirty-nine weeks ended November 2, 2019 from $956.9 million in the thirty-nine weeks ended November 3, 2018, an increase of $202.7 million, or 21.2%. The increase was the result of a non-comparable sales increase of $181.1 million and a comparable sales increase of $21.6 million. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2019 and the number of stores that opened in fiscal 2018 but have not been open for 15 full months. We plan to open 150 new stores in fiscal 2019.
Comparable sales increased 2.4%. This increase resulted from an increase of approximately 1.3% in the average dollar value of transactions and an increase of approximately 1.1% in the number of transactions.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $774.8 million in the thirty-nine weeks ended November 2, 2019 from $635.8 million in the thirty-nine weeks ended November 3, 2018, an increase of $139.0 million, or 21.9%. The increase in cost of goods sold was primarily the result of an increase in merchandise cost of goods, which includes net unmitigated tariff costs, resulting from the increase in net sales. Also contributing to the increase in cost of goods sold were increases in store occupancy costs resulting from new store openings and distribution costs related to the new Southeast distribution center.

Gross profit increased to $384.8 million in the thirty-nine weeks ended November 2, 2019 from $321.1 million in the thirty-nine weeks ended November 3, 2018, an increase of $63.7 million, or 19.9%. Gross margin decreased to 33.2% for the thirty-nine weeks ended November 2, 2019 from 33.6% for the thirty-nine weeks ended November 3, 2018, a decrease of approximately 40 basis points. The decrease in gross margin was primarily the result of increases as a percentage of net sales in distribution costs, store occupancy costs and merchandise cost of goods sold.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $311.7 million in the thirty-nine weeks ended November 2, 2019 from $250.4 million in the thirty-nine weeks ended November 3, 2018, an increase of $61.3 million, or 24.5%. As a percentage of net sales, selling, general and administrative expenses increased approximately 70 basis points to 26.9% in the thirty-nine weeks ended November 2, 2019 compared to 26.2% in the thirty-nine weeks ended November 3, 2018. The increase in selling, general and administrative expenses was primarily the result of increases of $48.6 million in store-related expenses to support new store growth, tax reinvestments, and the impact of the adoption of the new lease accounting standard and $12.7 million of corporate-related expenses.
Income Tax Expense
Income tax expense decreased to $12.5 million in the thirty-nine weeks ended November 2, 2019 from $13.4 million in the thirty-nine weeks ended November 3, 2018, a decrease of $0.9 million, or 7.2%. The decrease in income tax expense was primarily due to discrete items, which include the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," partially offset by an increase of $3.3 million in pre-tax income.
Our effective tax rate for the thirty-nine weeks ended November 2, 2019 was 16.1% compared to 18.2% in the thirty-nine weeks ended November 3, 2018. Our effective tax rate for the thirty-nine weeks ended November 2, 2019 was lower than the comparable period primarily due to discrete items, which include the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Net Income
As a result of the foregoing, net income increased to $64.7 million in the thirty-nine weeks ended November 2, 2019 from $60.4 million in the thirty-nine weeks ended November 3, 2018, an increase of $4.3 million or 7.1%.
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

Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on-hand, net cash provided by operating activities and borrowings under our Amended Revolving Credit Facility. When we have used our Amended Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. We did not have any direct borrowings under our Amended Revolving Credit Facility during the thirty-nine weeks ended November 2, 2019. As of November 2, 2019, we had approximately $20.0 million available on the line of credit.
On March 20, 2018, our board of directors approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. In December 2018, we purchased 21,810 shares under this program at an aggregate cost of approximately $2.0 million, or an average price of $91.07 per share. During the thirteen weeks ended August 3, 2019, we purchased 146,185 shares under this program at an aggregate cost of approximately $16.6 million, or an average price of $113.55 per share. During the thirteen weeks ended November 2, 2019, we purchased 191,367 shares under this program at an aggregate cost of approximately $20.3 million, or an average price of $106.00 per share. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
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
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
Net cash provided by operating activities	$1.9	$1.6
Net cash used in investing activities	(132.3)	(7.4)
Net cash used in financing activities	(43.8)	(3.6)
Net decrease during period in cash and cash equivalents (1)	$(174.3)	$(9.4)
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for the thirty-nine weeks ended November 2, 2019 was $1.9 million, an increase of $0.3 million compared to the thirty-nine weeks ended November 3, 2018. The increase was primarily due to an increase in operating cash flows from store performance partially offset by changes in working capital.
Cash Used in Investing Activities
Net cash used in investing activities for the thirty-nine weeks ended November 2, 2019 was $132.3 million, an increase of $124.9 million compared to the thirty-nine weeks ended November 3, 2018. The increase was primarily due to an increase in capital expenditures and a decrease in net sales, maturities, and redemptions of investment securities. The increase in capital expenditures was primarily for our distribution facilities, our new store construction, and our corporate infrastructure.
Cash Used in Financing Activities
Net cash used in financing activities for the thirty-nine weeks ended November 2, 2019 was $43.8 million, an increase of $40.2 million compared to the thirty-nine weeks ended November 3, 2018. The increase was primarily the result of an increase in the repurchase and retirement of common stock.

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
As of November 2, 2019, we had approximately $20.0 million available on the line of credit.
All obligations under the Amended Revolving Credit Facility are secured by substantially all of our assets and are guaranteed by our subsidiary. As of November 2, 2019 and November 3, 2018, we were in compliance with the covenants applicable to us under the Amended Revolving Credit Facility.
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
From February 3, 2019 to November 2, 2019, we have entered into 99 new fully executed retail leases with average terms of approximately 10 years and other lease modifications that have future minimum lease payments of approximately $170.7 million.
During the thirteen weeks ended May 4, 2019, we completed the purchase of an approximately 700,000 square foot build-to-suit distribution center in Forsyth, Georgia for approximately $42 million, for land and building, to support our anticipated growth.
During the thirteen weeks ended November 2, 2019, we acquired land in Conroe, Texas, to build an approximately 860,000 square foot distribution center to support our anticipated growth. The total cost of the land and building is expected to be approximately $56 million, of which approximately $15 million has been paid through November 2, 2019. We expect to occupy the distribution center in Conroe, Texas in 2020.
Off-Balance Sheet Arrangements
For the thirteen weeks ended November 2, 2019, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of November 2, 2019, we had approximately $20.0 million available on the line of credit. The Amended Revolving Credit Facility reduces the interest rate payable on borrowings to be, at our option, a per annum rate equal to (a) a prime rate or (b) a LIBOR-based rate plus a margin of 1.00%. Letter of credit fees are equal to the interest rate payable on LIBOR-based loans. The interest rate and letter of credit fees under the Amended Revolving Credit Facility are subject to an increase of 2.00% per annum upon an event of default. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended November 2, 2019, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Risk factors that affect our business and financial results are discussed in Part I, Item 1A "Risk Factors” in our Annual Report and in Part II, Item 1A “Risk Factors” in our Form 10-Q for the quarters ended August 3, 2019 (“2nd Quarter 10-Q”) and May 4, 2019 ("1st Quarter 10-Q"). The following risk factor represents an update to the risk factors previously disclosed. You should carefully consider the risks described below and in our Annual Report, 2nd Quarter 10-Q and 1st Quarter 10-Q, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report, 2nd Quarter 10-Q and 1st Quarter 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
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

A significant majority of our merchandise is manufactured outside of the United States, and changes in the prices and flow of these goods for any reason could have an adverse impact on our operations. The United States and other countries have occasionally proposed and enacted protectionist trade policies, which may result in changes in tariff structures and trade policies and restrictions that could increase the cost or reduce the availability of certain merchandise. In particular, the United States has recently imposed increased tariffs on certain imports from China. Effective on July 6, 2018, and again on August 23, 2018, the United States government imposed a 25% tariff on a variety of imports from China (List 1 and List 2, respectively). Effective on September 24, 2018, a 10% tariff was imposed on additional products from China (List 3), which increased to 25% effective on May 10, 2019.  On August 14, 2019, the United States announced that an additional 10% tariff would be imposed on additional imports from China in two tranches of imports, with the first tranche (List 4A) effective on September 1, 2019 and a second tranche (List 4B) effective on December 15, 2019 (with both tranches relating to thousands of categories of products imported from China). The List 4 tariffs increased to 15% from 10% with the first tranche (List 4A) effective on September 1, 2019 and a second tranche (List 4B) scheduled for December 15, 2019. An increase to 30% from 25% scheduled to be effective in October 2019 for the List 1, 2 and 3 tariffs has been postponed. President Trump has directed United States companies to immediately begin to look for alternatives to China and suggested he had the authority to order United States companies to cease production in, and importation from, China. We expect the trade issues between the United States and China will continue to be volatile and difficult to predict or forecast.

The increased tariffs as well as any newly imposed tariffs on items imported from China or elsewhere would likely result in lower gross margins on impacted products, unless we are able to successfully take any one or more of the following mitigating actions: negotiate lower product costs with our vendors, purchase products produced in countries with no or lower tariffs or transition away from domestic vendors who source from China or other tariff impacted countries, increase our prices, or alter or cease offering certain products. Any increase in pricing, alteration of products or reduced product offering could reduce the competitiveness of our products. Furthermore, any retaliatory counter-measures imposed by countries subject to such tariffs, such as China, could increase our, or our vendors’, import expenses. Additionally, even if the products we import are not directly impacted by additional tariffs, the imposition of such additional tariffs on goods imported into the United States could cause increased prices for consumer goods in general, which could have a negative impact on consumer spending for discretionary items reducing demand for our products. These direct and indirect impacts of increased tariffs or trade restrictions implemented by the United States, both individually and cumulatively, could have a material adverse effect on our business, financial condition and results of future operations.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the information with respect to repurchases of our common stock for the thirteen weeks ended November 2, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
Second Quarter 2019				$81,413,121
August 4, 2019 - August 31, 2019	191,367	$106.00	191,367	$61,128,219
September 1, 2019 - October 5, 2019	—	$—	—	$61,128,219
October 6, 2019 - November 2, 2019	—	$—	—	$61,128,219
Third Quarter 2019	191,367	$—	191,367	$61,128,219
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

101*
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2019, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of November 2, 2019, February 2, 2019 and November 3, 2018; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended and Thirty-Nine Weeks Ended November 2, 2019 and November 3, 2018; (iii) the Unaudited Consolidated Statements of Shareholders’ Equity for the Thirty-Nine Weeks Ended November 2, 2019 and November 3, 2018; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 2, 2019 and November 3, 2018 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

104*	Coverage Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

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

FIVE BELOW, INC.

Date: December 5, 2019	/s/ Joel D. Anderson
Joel D. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: December 5, 2019	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)