Form 10-K
period 2020-02-01
FIVE BELOW, INC
filed 2020-03-19
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-35600
Five Below, Inc.
(Exact name of Registrant as specified in its charter)

Pennsylvania			75-3000378
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

701 Market Street
Suite 300
Philadelphia
Pennsylvania			19106
(Address of Principal Executive Offices)			(Zip Code)
	(215)	546-7909
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol		Name of each exchange on which registered
Common Stock, $0.01 par value per share	FIVE		The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the securities act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑    Accelerated Filer    ☐    Non-Accelerated Filer        ☐    Smaller Reporting Company    ☐    Emerging Growth Company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 2, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common stock (based upon the last reported sales price on The NASDAQ Global Select Market) held by non-affiliates of the registrant was approximately $5,205,255,158.
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 18, 2020 was 55,603,036.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2020 Annual Meeting of Shareholders to be held on June 16, 2020 (hereinafter referred to as the “Proxy Statement”) are incorporated by reference into Part III of this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or present facts or conditions, such as statements regarding our industry, business strategy, goals and expectations concerning our market position, future operations or results of operations, prospects and strategies for future growth, the introduction of new merchandise, the implementation of our marketing and branding strategies, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. Investors can identify these statements by the fact that they use words such as "anticipate," "assume,” "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "future" and similar terms and phrases, or the negative of these terms or other comparable terminology.

The forward-looking statements contained in this Annual Report reflect our views as of the date of this report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described below, in Part I, Item 1A “Risk Factors,” and in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:

•	uncertainties associated with the Coronavirus (or COVID-19) pandemic, including closures of our stores, adverse impacts on our sales and operations, and the risk of global recession;

•	failure to successfully implement our growth strategy;

•	disruptions in our ability to select, obtain, distribute and market merchandise profitably;

•	reliance on merchandise manufactured outside of the United States;

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

•	the impact of price increases, such as, a reduction in our unit sales, damage to our reputation with our customers, and becoming less competitive in the marketplace;

•	dependence on the volume of traffic to our stores and website;

•	inability to attract and retain qualified employees;

•	inability to successfully build, operate or expand our distribution centers or network capacity;

•	disruptions to our distribution network or the timely receipt of inventory;

•	extreme weather conditions in the areas in which our stores are located could negatively affect our business and results of operations;

•
the risks of cyberattacks or other cyber incidents, such as the failure to secure customers' confidential or credit card information, or other private data relating to our employees or our company, including the costs associated with protection against or remediation of such incidents;

•	increased operating costs or exposure to fraud or theft due to customer payment-related risks;

•	inability to increase sales and improve the efficiencies, costs and effectiveness of our operations;

•	dependence on our executive officers, senior management and other key personnel or inability to hire additional qualified personnel;

•	inability to successfully manage our inventory balances and inventory shrinkage;

•	inability to meet our lease obligations;

•	the costs and risks of constructing and owning real property;

•	changes in our competitive environment, including increased competition from other retailers and the presence of online retailers;

•	increasing costs due to inflation, increased operating costs, wage rate increases or energy prices;

•	the seasonality of our business;

•	inability to successfully implement our expansion into online retail;

•	disruptions to our information technology systems in the ordinary course or as a result of system upgrades;

•	the impact of damage or interruptions to our technology systems;

•	failure to maintain adequate internal controls;

•	complications with the design or implementation of the new enterprise resource system;

•	natural disasters, adverse weather conditions, pandemic outbreaks (in addition to COVID-19), global political events, war and terrorism;

•	the impact of changes in tax legislation;

•	current economic conditions and other economic factors;

•	the impact of governmental laws and regulations;

•	the impact of changes in accounting standards;

•	the impact to our financial performance related to insurance programs;

•	the costs and consequences of legal proceedings;

•	inability to protect our brand name, trademarks and other intellectual property rights;

•	the costs and liabilities associated with infringement of third party intellectual property rights;

•	the impact of product and food safety claims and effects of legislation;

•	inability to obtain additional financing, if needed;

•	restrictions imposed by our indebtedness on our current and future operations; and

•	regulations related to conflict minerals.
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

PART I

ITEM 1. BUSINESS
Recent Developments
The outbreak of the Coronavirus (or COVID-19) continues to grow both in the U.S. and globally and is expected to adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving. On March 13, 2020, the President of the United States declared a national emergency as a result of the outbreak in the U.S. The pandemic has caused public health officials to recommend precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as malls and shopping centers. In recent days there have been mandates from federal, state and local authorities requiring reduction of operating hours and forced temporary closures of non-essential retailers and other businesses, which have affected our stores, further negatively impacting our business. As a result of these developments, and out of concern for our customers, crew members and community, effective at the end of business on March 19, 2020, we will be temporarily closing all of our retail stores until at least March 31, 2020.
All statements in this Annual Report concerning our current and planned operations, including plans concerning opening new stores and associated capital expenditures, are modified by reference to these recent developments, and our ability to carry out those plans are dependent on further developments associated with the COVID-19 pandemic. For more information, see "Risks Relating to Our Business and Industry - The Coronavirus (or COVID-19) outbreak has led to the temporary closure of our stores and is expected to have an adverse impact on our results of operations, financial position and liquidity" later in this Annual Report.
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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2020" or "fiscal 2020" refer to the period from February 2, 2020 to January 30, 2021, which consists of a 52-week fiscal year. References to "fiscal year 2019" or "fiscal 2019" refer to the period from February 3, 2019 to February 1, 2020, which consists of a 52-week fiscal year. References to "fiscal year 2018" or "fiscal 2018" refer to the period from February 4, 2018 to February 2, 2019, which consists of a 52-week fiscal year. References to "fiscal year 2017" or "fiscal 2017" refer to the period from January 29, 2017 to February 3, 2018, which consists of a 53-week fiscal year. References to “fiscal year 2016” or “fiscal 2016” refer to the period from January 31, 2016 to January 28, 2017, which consists of a 52-week fiscal year. References to “fiscal year 2015” or “fiscal 2015” refer to the period from February 1, 2015 to January 30, 2016, which consists of a 52-week fiscal year. References to 2020, 2019, 2018, 2017, 2016, and 2015 are to our fiscal years unless otherwise specified. Due to the 53rd week in fiscal 2017, all comparable sales related to any reporting period during the year ended February 2, 2019 are reported on a restated calendar basis using the National Retail Federation's restated calendar comparing similar weeks.

Our Company
Five Below is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, most priced at $5 and below with some items up to $10, including select brands and licensed merchandise across eight worlds: Style, Room, Sports, Tech, Create, Party, Candy and Now. In the fall of 2019, we rolled out new pricing to our full chain, increasing prices on certain products to be over $5. We believe we are transforming the shopping experience of our target demographic with a differentiated merchandising strategy and high-energy retail concept, which allows our customers to “Let Go and Have Fun.” Based on our management’s experience and industry knowledge, we believe our customer-centric, experience-first, innovative approach to retail has led to a fiercely loyal customer base and has fostered universal appeal across a variety of age groups beyond our target demographic.
We opened the first Five Below store in the greater Philadelphia area in 2002 and, since then, have been expanding throughout the United States. As of February 1, 2020, we operated a total of 900 locations across 36 states. Our new store model assumes a store size of approximately 8,500 square feet and is typically located within power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets. We opened 150 new stores in fiscal 2019 and we plan to open new stores in fiscal 2020. We believe that we have the opportunity to grow our store base to more than 2,500 locations over time.
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
We believe that our business model has resulted in strong financial performance irrespective of the economic environment:

•	Our comparable sales increased by 0.6% in fiscal 2019, 3.9% in fiscal 2018, based on the restated calendar, and 6.5% in fiscal 2017.

•	We expanded our store base from 625 stores at the end of fiscal year 2017 to 900 stores at the end of fiscal year 2019, representing a compounded annual growth rate of 20.0%.

•
Between fiscal 2017 and 2019, our net sales increased from $1.3 billion to $1.8 billion, representing a compounded annual growth rate of 20.2%. Over the same period, our operating income increased from $157.4 million to $217.3 million, representing a compounded annual growth rate of 17.5%.

Our Competitive Strengths
We believe the following strengths differentiate Five Below from competitors and are the key drivers of our success:

•
Unique Focus on the Tween and Teen Customer.    We target an attractive customer segment of tweens and teens with trend-right merchandise at differentiated price points. We have built our concept to appeal to this customer base, which we believe to be economically influential and resilient based on our industry knowledge and experience, as well as their parents and others who shop for them. Our brand concept, merchandising strategy and store ambience work in concert to create an upbeat and vibrant retail experience that is designed to appeal to our target audience, drive traffic to our stores and website, and keep our customers engaged throughout their visits. We monitor trends in the ever-changing tween and teen markets and are able to quickly identify and respond to trends that become mainstream. Our price points enable tweens and teens to shop independently, often using their own money to make frequent purchases of items geared primarily to them and to exercise self-expression through their independent retail purchases.

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

•
Exceptional Value Proposition for Customers.    We believe we offer a clear value proposition to our customers. Our price points, with most products priced at $5 and below, resonate with our target demographic and with other value-oriented customers. We are able to deliver on this value proposition through sourcing products in a manner that is designed to achieve low cost, fast response and high item velocity and sell-through. We maintain a dynamic and collaborative relationship with our vendor partners that provides us with favorable access to quality merchandise at attractive prices. We also employ an opportunistic buying strategy, capitalizing on select excess inventory opportunities with our vendors. This unique and flexible sourcing strategy allows us to offer high-quality products at exceptional value across all of our category worlds.

•
Differentiated Shopping Experience.    We believe we have created a unique and engaging in-store and online atmosphere that customers find fun and exciting. While we refresh our products frequently, we maintain a floor layout, designed with an easy-to-navigate flow and featuring sight-lines across the entire store enabling customers to easily identify our category worlds. All of our stores feature a sound system playing trend-right music throughout the shopping day. We employ novel and dynamic techniques to display our products, including distinctive merchandise fixtures and colorful and stimulating signage. This approach makes our stores a destination, encouraging hands-on interaction with our products and conveying our value pricing. We have developed a unique culture that emanates from our employees, many of whom frequently shop at Five Below, to our customers, thereby driving a higher level of connectivity and engagement. Additionally, we believe our price points, coupled with our dynamic merchandising approach, create an element of discovery, driving repeat visits and customer engagement.

•
Powerful and Consistent Store Economics.    We have a proven store model that generates strong cash flow, consistent store-level financial results and a high level return on investment. Our stores have been successful in varying geographic regions, population densities and real estate settings and our new stores have achieved average payback periods of less than one year. We believe our robust store model, reinforced by our rigorous site selection process and in-store execution, drives the strength and consistency of our comparable sales and financial results across all geographic regions and store-year classes.

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

Growth Strategy
We believe we can grow our net sales and earnings by executing on the following strategies:

•
Grow Our Store Base.    We believe there is significant opportunity to expand our store base throughout the United States from 900 locations as of February 1, 2020 to more than 2,500 locations within the United States over time. Based upon our strategy of store densification, we expect most of our near-term growth will occur within our existing markets, as well as new markets. This strategy allows us to benefit from enhanced brand awareness and achieve operational efficiencies. We opened 125 net new stores in fiscal 2018 and 150 new stores in fiscal 2019, and we plan to open new stores in fiscal 2020. Our new store model assumes approximately 8,500 square feet and is primarily in-line locations within power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets. We have a talented and disciplined real estate management team and a rigorous real estate site selection process. We analyze the demographics of the surrounding trade areas and the performance of adjacent retailers, as well as traffic and specific site characteristics and other variables. As of February 1, 2020, we have executed lease agreements for the opening of 105 new stores in fiscal 2020,

•
Drive Comparable Sales.    We expect to continue generating positive comparable sales growth by continuing to hone and refine our dynamic merchandising offering and differentiated in-store shopping experience. We intend to increase our brand awareness through cost-effective marketing efforts and enthusiastic customer engagement. We believe that executing on these strategies will increase the frequency of purchases by our existing customers and attract new customers to our stores.

•
Increase Brand Awareness.    We have a cost-effective marketing strategy designed to promote brand awareness and drive store and website traffic. Our strategy includes the use of digital marketing, streaming video, television, print media, philanthropic and local community marketing to support existing and new market entries. We leverage our growing e-mail database, mobile website and social media presence to drive brand engagement and increased store visits within existing and new markets. We believe that our digital experience is an extension of our brand and retail stores, serving as a marketing and customer engagement tool for us. Our digital experience allows us to continue to build brand awareness, grow online sales and expand our customer base.

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

Our History
The Company was incorporated in Pennsylvania in January 2002 under the name of Cheap Holdings, Inc. by David Schlessinger and Thomas Vellios, who recognized a market need for a fun and affordable shopping destination aimed at our target customer. We changed our name to Five Below, Inc. in August 2002. In July 2014, Joel Anderson joined the Five Below senior management team and he was appointed Chief Executive Officer effective February 1, 2015.

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

Our Merchandise
Strategy
We offer a dynamic, edited assortment of trend-right, high-quality products, with most priced at $5 or below, including select brands and licensed merchandise, targeted at the tween and teen customer. We believe we are transforming the shopping experience of our target demographic with a unique merchandising strategy and high-energy retail concept that our customers consider fun and exciting. Based on management’s experience and industry knowledge, we believe our compelling value proposition and the dynamic nature of our merchandise offering has fostered universal appeal to customers across a variety of age groups beyond our target demographic.
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
We believe we offer a compelling value proposition to our customers across all of our core product categories. The common element of our dynamic merchandise selection is the consistent delivery of exceptional value to the consumer, with most products offered at or below the $5 price point. Our pricing enables us to provide an extensive range of exciting products, while maintaining the attraction of a value retailer. Many of the products we sell can also be found in mall specialty stores, department stores, mass merchandisers and drug stores; however, we offer all of these products in an exciting and easy to shop retail environment at exceptional price points.
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

Set forth below is data for the following groups of products – leisure, fashion and home, and party and snack. The percentage of net sales represented by each product group for each of the last three fiscal years was as follows:

	Percentage of Net Sales
	2019	2018	2017
Leisure	49.8%	50.9%	50.1%
Fashion and home	31.3%	30.9%	31.6%
Party and snack	18.9%	18.2%	18.3%
Total	100.0%	100.0%	100.0%
Leisure includes items such as sporting goods, games, toys, tech, books, electronic accessories, and arts and crafts. Fashion and home includes items such as personal accessories, “attitude” t-shirts, beauty offerings, home goods and storage options. Party and snack includes items such as party and seasonal goods, greeting cards, candy and other snacks, and beverages.
Our Stores
As of February 1, 2020, we operated 900 stores throughout the United States. Our new store model assumes a store size of approximately 8,500 square feet. Our stores are primarily located in power, community and lifestyle shopping centers; approximately 5% of our stores are located in malls. The following map shows the number of stores in each of the states in which we operated and the locations of our distribution centers as of February 1, 2020.

2
5
16
18
12
61
3
47
13
7
66
6
42
42
46
24
4
3
35
9
23
10
31
2
45
24
22
13
6
7
10
5
34
18
92
13
84
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
We believe there is a significant opportunity to expand our store base in the United States. We opened 150 new stores in fiscal 2019 and we intend to open new stores in fiscal 2020 through expansion in existing markets and by entering new markets. We maintain a pipeline of real estate sites that have been approved by our real estate committee and have executed 105 leases as of February 1, 2020 for new stores in fiscal 2020. The actual number, location and timing of new store openings in 2020 will depend on a number of factors, such as retail trends, competition, the general economic environment and our ability to hire and retain new store managers and employees. Our recent store growth is summarized in the following table:

Period	Stores at Start of Period	Stores Opened	Stores Closed	Net Store Increase	Stores at End of Period
Fiscal 2017	522	104	1	103	625
Fiscal 2018	625	126	1	125	750
Fiscal 2019	750	150	—	150	900
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
Merchandising
Our merchandising team consists of a Chief Merchandising Officer, who reports directly to our Chief Executive Officer, and is supported by general merchandising managers and an extensive team of merchandising employees. Our merchandising team works directly with our product development team and our central planning and allocation group to ensure a consistent delivery of products across our store base. Our Chief Merchandising Officer has over 30 years of experience within the retail sector.
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
We work with approximately 800 active vendors, with no single vendor representing more than 7% of our purchases in fiscal 2019. We sourced approximately 65% of our purchases from domestic vendors in fiscal 2019. We typically have no long-term supply agreements or exclusive arrangements with our vendors.
Distribution and Fulfillment
We distribute over 85% of our merchandise for our retail stores from our approximately 1,000,000 square foot distribution center in Pedricktown, New Jersey, our approximately 700,000 square foot distribution center in Forsyth, Georgia and our approximately 600,000 square foot distribution center in Olive Branch, Mississippi, with the remaining merchandise shipped directly from the vendor to our stores. We realize cost savings by working with our vendors to streamline and reduce packaging to diminish shipping costs.
For our direct-to-customer e-commerce business, we commenced fulfillment operations in Pedricktown, New Jersey in fiscal 2018 and in Cincinnati, Ohio in fiscal 2019.

We generally ship merchandise from our distribution centers to our stores between two and four times a week, depending on the season and the volume of a specific store. We use contract carriers to ship merchandise to our stores. From time to time, we augment our distribution facilities with third-party warehousing.
We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional distribution centers. In March 2019, we completed the purchase of an approximately 700,000 square foot distribution center in Forsyth, Georgia. We began operating the distribution center in April 2019.
In August 2019, we acquired land in Conroe, Texas, to build an approximately 860,000 square foot distribution center. The total cost of the land and building is expected to be approximately $56 million, of which approximately $31 million has been paid through February 1, 2020. We expect to occupy the distribution center in Conroe, Texas in 2020. We are planning to lease or build new distribution centers over the next few years to support our growth objectives.
Marketing and Advertising
Our cost-effective marketing strategy is designed to promote brand awareness and drive store and website traffic with our target demographic, as well as other value-oriented customers. Our strategy includes highlighting our brand and exceptional value proposition through the use of digital advertising, commercials (on television and through streaming), print media, and local marketing, with a focus on peak selling seasons. Additionally, we rely on the strong visibility and the presence of our store locations, email messaging and community fundraising to promote and further our brand image and drive traffic. Our digital experience, anchored by our mobile e-commerce website and social media presence is growing rapidly as we utilize Facebook, Instagram, YouTube and Snapchat to engage our customers with compelling digital content on a daily basis.
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
The principal basis upon which we compete is by offering a dynamic, edited assortment of trend-right products, with most priced at $5 and below, and including select brands and licensed merchandise, targeted at the tween and teen customer. We believe we are transforming the shopping experience of our target demographic with a unique merchandising strategy and high-energy retail concept that our customers consider fun and exciting. Our success also depends in substantial part on our ability to respond quickly to trends so that we can meet the changing demands of our customers. We believe that we compare favorably relative to many of our competitors based on our merchandising strategy, edited product assortment targeted at tweens and teens, store environment, flexible real estate strategy and company culture. Nonetheless, certain of our competitors have greater financial, distribution, marketing and other resources than we do.

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

Employees
As of February 1, 2020, we employed approximately 4,400 full-time and 12,200 part-time employees. Of our total employees, approximately 500 were based at our corporate headquarters in Philadelphia, Pennsylvania, approximately 700 were based at our distribution centers in Pedricktown, New Jersey, Olive Branch, Mississippi, Forsyth, Georgia and Cincinnati, Ohio and approximately 15,400 were store employees. The number of part-time employees fluctuates depending on seasonal needs. None of our employees belong to a union or are party to any collective bargaining or similar agreement.

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
Risks Relating to Our Business and Industry
The Coronavirus (or COVID-19) outbreak has led to the temporary closure of our stores and is expected to have an adverse impact on our results of operations, financial position and liquidity.
The outbreak of the Coronavirus (or COVID-19) continues to grow both in the U.S. and globally, and related government and private sector responsive actions are expected to adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving. Store traffic has decreased based on changes in consumer sentiment, fear of a recession and health concerns. On March 13, 2020, the President of the United States declared a national emergency as a result of the COVID-19 outbreak in the U.S. The pandemic has caused public health officials to recommend precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as malls and shopping centers. In recent days there have been mandates from federal, state and local authorities requiring reduction of operating hours and forced temporary closures of non-essential retailers and other businesses, which have affected our stores, further negatively impacting the Company’s business. As a result of these developments, out of concern for our customers, crew members and community, effective at the close of business on March 19, 2020, we will be temporarily closing all of our retail stores until at least March 31, 2020.
Although we continue to sell products through our e-commerce site and our distribution centers remain open and operational through the date of filing of this Annual Report, governmental mandates or illness or absence of a substantial number of distribution center employees could require that we temporarily close one or more of our distribution centers, which would complicate or prevent our fulfilling on-line orders, and once some or all of our stores reopen, would complicate or prevent our supplying merchandise to our stores.
Although it is not possible to reliably estimate the duration or severity of the pandemic and hence its financial impact on the Company, the temporary closure of our stores is expected to have an adverse impact on our results of operations, financial position and liquidity. After some or all of our stores reopen, any significant reduction in consumer willingness to visit malls and shopping centers, levels of consumer spending at our stores, or employee willingness to staff our stores, or the temporary closure of our stores or distribution centers, relating to the pandemic or its impact on the economy, consumer sentiment or health concerns, would result in a further loss of sales and profits and other material adverse effects. The extent to which COVID-19 impacts our results, financial position and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic and the actions to contain COVID-19 or treat its impact, among others.
We may not be able to successfully implement our growth strategy on a timely basis or at all, which could harm our growth and results of operations.
Our growth is dependent on our ability to open profitable new stores. We believe we have an opportunity to continue to grow our store base from 900 stores in 36 states as of February 1, 2020 to more than 2,500 locations over time.
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
A significant majority of our merchandise is manufactured outside of the United States, and changes in the prices and flow of these goods for any reason could have an adverse impact on our operations. The United States and other countries have occasionally proposed and enacted protectionist trade policies, which may result in changes in tariff structures and trade policies and restrictions that could increase the cost or reduce the availability of certain merchandise. In particular, in 2018 and 2019 the United States imposed increased tariffs on certain imports from China (up to 30%), and the President of the United States, at one point, directed United States companies to immediately begin to look for alternatives to China and suggested he had the authority to order United States companies to cease production in, and importation from, China. Although a partial trade deal has been reached between the United States and China, the trade issues between these countries are not fully resolved. The trade issues between the United States and China may continue to be volatile and difficult to predict or forecast.
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
We have implemented price increases in an effort to mitigate current and future cost increases. These or future price increases could reduce our unit sales, damage our reputation with our customers as an extreme value retailer, or cause us to become less competitive in the marketplace, each of which could have a material adverse effect on our business, financial condition and results of future operations.
We, like many retailers, are and may in the future be subject to increasing operational costs, including escalating product costs, the imposition of tariffs on imported goods, and higher wage and benefits costs in response to legislative requirements and competitive pressures. In fiscal 2019 we implemented price increases (including beyond $5 per item) in an effort to mitigate some or all of the risks of such operational cost increases. We can offer no assurances that price increases will be accepted by our customers, or that price increases will be sufficient to offset the impact of future cost increases. In addition, any increase in our prices may cause our unit sales to decline, and could undermine our positioning as an extreme value retailer making us less attractive to our customers and less competitive in the marketplace. Accordingly, such factors could have a material adverse effect on our business, financial condition and results of future operations.
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
We maintain distribution centers in Pedricktown, New Jersey, Olive Branch, Mississippi, Forsyth, Georgia and Cincinnati, Ohio. We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional distribution centers. During fiscal 2015, we opened a distribution center in Pedricktown, New Jersey. We currently occupy approximately 1,000,000 square feet, having expanded from 800,000 square feet in September 2018. In March 2019, we completed the purchase of an approximately 700,000 square foot distribution center in Forsyth, Georgia. We began operating the distribution center in April 2019. In August 2019, we acquired land in Conroe, Texas, to build an approximately 860,000 square foot distribution center, which we expect to occupy in 2020. In addition, we are planning to lease or build new distribution centers over the next few years to support our growth objectives. Delays in opening the planned new distribution centers could adversely affect our future operations by slowing store growth, which could in turn reduce sales growth. In addition, any distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as: shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of future projects, including opening the planned new distribution centers could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that any project will be completed on time or within established budgets.
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
Furthermore, our distribution centers in Forsyth, Georgia and Conroe, Texas subject us to the risks of owning real property, which include, but are not limited to:

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
Our inventory balance represented approximately 17% of our total assets as of February 1, 2020. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, or if our expectations about customer spending levels are inaccurate, we may have to take unanticipated markdowns to dispose of excess inventory, which also can adversely impact our financial results. We also experience inventory shrinkage, and we cannot assure you that incidences of inventory loss and theft will stay at acceptable levels or decrease in the future, or that the measures we are taking will effectively address the problem of inventory shrinkage. We continue to focus on ways to reduce these risks, but we cannot assure you that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our profitability and cash flows from operations may be negatively affected.
Our business requires that we lease substantial amounts of space and there can be no assurance that we will be able to continue to lease space on terms as favorable as the leases negotiated in the past.
Currently, we lease all of our store locations, as well as our corporate headquarters and distribution facilities in Pedricktown, New Jersey, Olive Branch, Mississippi and Cincinnati, Ohio (and own our distribution center in Forsyth, Georgia and land in Conroe, Texas, where we expect to build a distribution center). Our stores are leased from third parties, with typical initial lease terms of ten years. Many of our lease agreements also have additional five-year renewal options. Historically, we have been able to negotiate terms that fit within our economic model and that we believe are favorable; however, there is no guarantee that we will be able to continue to negotiate such terms. Consolidation in the commercial retail real estate market could affect our ability to successfully negotiate favorable rental terms for our stores in the future. Should significant consolidation occur, a large proportion of our store base could be concentrated with one or a few landlords that would then be in a position to dictate unfavorable terms to us due to their significant negotiating leverage. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. Increases in our occupancy costs and difficulty in identifying economically suitable new store locations could have significant negative consequences, which include:

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
Future increases in costs such as the cost of merchandise, wage rates, shipping rates, freight costs, fuel costs and store occupancy costs may reduce our profitability. These cost increases may be the result of inflationary pressures that could further reduce our sales or profitability. Increases in other operating costs, including changes in energy prices, transportation costs, wage rates and lease and utility costs, may increase our cost of goods sold or operating expenses. In addition, because our expenses relating to wages are significant, any unfavorable changes in labor costs could negatively affect our operational results, financial position, and cash flows. Our low price model and competitive pressures in our industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our products and therefore reduce our profitability.
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
In August 2016, we commenced selling merchandise on the internet, through our fivebelow.com e-commerce website. Our ability to successfully execute our e-commerce strategy may suffer if we are unable to establish an effective online presence and sell our products in a cost-efficient manner. Because we are in the process of developing our online sales platform, we may not be able to compete as effectively with seasoned online retailers who have a known online presence, well established e-commerce distribution networks and online sales platforms, and more resources than we do.

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
Some of our information technology systems are currently outsourced to third parties. If these third parties are unable, unwilling, or otherwise experience interruptions in their ability to provide services to us or to provide us access to the systems on which we rely, this would disrupt or reduce the efficiency of our operations if we are unable to convert to alternate systems in an efficient and timely manner. Furthermore, if these third parties are unable to secure our private data from cyberattacks and other cyber incidents, it may disrupt or reduce the efficiency of our operations or otherwise have a material adverse effect on our business, financial condition or reputation.
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
Reporting obligations as a public company and our anticipated growth are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our employees. In addition, as a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on the effectiveness of our internal control over financial reporting. As a result, we have incurred, and may continue to incur, substantial expenses to test our systems, to make any necessary improvements, and to hire additional employees. As of February 1, 2020, our internal control over financial reporting was effective using “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO); however, there can be no assurance that our internal control over financial reporting will be effective in future years. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our business and cause a decline in our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and harm our ability to raise capital. Failure to accurately report our financial performance on a timely basis could also jeopardize our continued listing on The NASDAQ Global Select Market or any other stock exchange on which our common stock may be listed. Delisting of our common stock on any exchange could reduce the liquidity of the market for our common stock, which could reduce the price of our stock and increase the volatility of our stock price.
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
For example, in February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02, which required, among other things, that lease arrangements longer than 12 months result in an entity recognizing an asset and a liability. We established a cross-functional team to implement the standard in 2019. This included certain changes to our business processes and controls. The adoption of this standard resulted in a significant increase in total assets and total liabilities on our balance sheet given that we have a significant number of leases for our stores.
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
Our board of directors has the authority, without action or vote of our shareholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, shares issuable upon the vesting of restricted stock units or performance-based restricted stock units, shares that may be issued to satisfy our obligations under our equity incentive plan or shares of our authorized but unissued preferred stock. We initially reserved 7,600,000 shares of common stock under our equity incentive plan for future issuances and, as of February 1, 2020, 839,043 shares of our common stock are issuable upon the exercise of options outstanding, the vesting of restricted stock units and the vesting of performance-based restricted stock units under that plan. We also initially reserved 500,000 shares of common stock under our employee stock purchase plan for future issuances, and as of February 1, 2020, 29,349 shares of our common stock have been issued under that plan. Exercises of these options or issuances of common stock or preferred stock could reduce your influence over matters on which our shareholders vote and, in the case of issuances of preferred stock, likely could result in your interest in us being subject to the prior rights of holders of that preferred stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
In September 2016, we signed a fifteen-year lease for a new corporate headquarters location in Philadelphia, Pennsylvania to accommodate our current and anticipated future growth. We currently occupy approximately 190,000 square feet of office space with multiple options to expand in the future. The lease agreement expires in early 2033 with three successive options to renew for additional terms of up to approximately fifteen years.
In fiscal 2013, we opened a distribution center in Olive Branch, Mississippi. We currently occupy approximately 600,000 square feet at this distribution center and it is leased under a lease agreement expiring in 2022 with options to renew for three successive five-year periods. In fiscal 2015, we opened a distribution center in Pedricktown, New Jersey. We currently occupy approximately 1,000,000 square feet at this distribution center, having expanded from 800,000 square feet in September 2018 and it is leased under a lease agreement expiring in 2025 with options to renew for three successive five-year periods. In March 2019, we completed the purchase of an approximately 700,000 square foot distribution center in Forsyth, Georgia for approximately $42 million, for the land and building. We began operating the distribution center in April 2019. In August 2019, we acquired land in Conroe, Texas, to build an approximately 860,000 square foot distribution center, which we expect to occupy in 2020. We are planning to lease or build new distribution centers over the next few years to support our growth objectives.
At the end of fiscal 2019, there were 900 Five Below store locations in 36 states. All of our stores are leased from third parties. These leases typically have ten-year terms with additional five-year renewal options, and many provide us with the option to terminate early under specified conditions. In addition to future minimum lease payments, some of our store leases provide for additional rental payments based on a percentage of net sales if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Global Select Market under the symbol “FIVE.” On January 31, 2020 (the last trading day of fiscal 2019), the last reported sale price on the NASDAQ Global Select Market of our common stock was $113.22 per share. As of March 6, 2020, we had approximately 92,796 holders of record of our common stock.

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
The following graph compares the cumulative total shareholder return on our common stock from July 19, 2012 (the date our common stock commenced trading on the NASDAQ Global Select Market) through February 1, 2020, with the return on (i) the NASDAQ Global Market Composite Index and (ii) the NASDAQ US Benchmark Retail Index over the same period. This graph assumes an initial investment of $100 and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	7/19/2012	2/1/2013	1/31/2014	1/30/2015	1/29/2016	1/27/2017	2/2/2018	2/1/2019	1/31/2020
FIVE BELOW, INC.	$100.00	$140.00	$138.30	$125.70	$132.90	$141.90	$237.50	$470.70	$427.20
NASDAQ GLOBAL MARKET COMPOSITE INDEX	$100.00	$107.20	$138.40	$156.30	$155.60	$190.90	$244.10	$244.90	$308.50
NASDAQ US BENCHMARK RETAIL INDEX	$100.00	$111.00	$132.70	$161.50	$168.00	$182.50	$242.80	$251.70	$295.90
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

Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock during the fourth fiscal quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
Third Quarter 2019	—	—	—	$61,128,219
November 3, 2019 - November 30, 2019	—	$—	—	$61,128,219
December 1, 2019 - January 4, 2020	—	$—	—	$61,128,219
January 5, 2020 - February 1, 2020	—	$—	—	$61,128,219
Fourth Quarter 2019	—	$—	—	$61,128,219

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

Subsequent to February 1, 2020, we repurchased 137,023 shares under this program at an aggregate cost of approximately $12.7 million, or an average price of $92.42 per share.
ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected financial and other data as of and for the periods indicated. The selected financial data for fiscal 2019, 2018 and 2017 and selected consolidated balance sheet data as of February 1, 2020 and February 2, 2019 have been derived from our consolidated financial statements audited by KPMG LLP, our independent registered public accounting firm, included elsewhere in this Annual Report. The selected financial data for fiscal 2016 and fiscal 2015, and the selected balance sheet data as of February 3, 2018, January 28, 2017, and January 30, 2016, have been derived from our audited consolidated financial statements that have not been included in this Annual Report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected financial data in conjunction with the consolidated financial statements and accompanying notes and the information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.
We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31st of the following year. The reporting periods contained in the following table consist of 53 weeks of operations in fiscal 2017 and 52 weeks of operations in each of fiscal 2019, 2018, 2016, and 2015, respectively.

	Fiscal Year
	2019	2018	2017	2016	2015
	(in millions, except share and per share data)
Consolidated Statements of Operations Data (1):
Net sales	$1,846.7	$1,559.6	$1,278.2	$1,000.4	$832.0
Cost of goods sold	1,172.8	994.5	814.8	643.4	540.0
Gross profit	674.0	565.1	463.4	357.0	291.9
Selling, general and administrative expenses	456.7	377.9	306.0	243.1	199.0
Operating income	217.3	187.2	157.4	114.0	92.9
Interest income and other, net	4.3	4.6	1.5	0.3	0.3
Income before income taxes	221.6	191.8	158.8	114.3	92.7
Income tax expense	46.5	42.2	56.4	42.4	35.0
Net income	$175.1	$149.6	$102.5	$71.8	$57.7
Per Share Data:
Basic income per common share (2)	$3.14	$2.68	$1.86	$1.31	$1.06
Diluted income per common share (2)	$3.12	$2.66	$1.84	$1.30	$1.05
Weighted average shares outstanding:
Basic shares	55,823,535	55,763,034	55,208,246	54,845,708	54,513,622
Diluted shares	56,166,167	56,220,864	55,561,472	55,128,870	54,793,301

	Fiscal Year
	2019	2018	2017	2016	2015
	(in millions, except total stores data)
Consolidated Statements of Cash Flows Data (1):
Net cash provided by (used in):
Operating activities	$187.0	$184.1	$167.4	$106.6	$87.9
Investing activities	$(193.6)	$(39.5)	$(139.2)	$(86.8)	$(99.4)
Financing activities	$(42.7)	$(5.6)	$8.4	$3.1	$1.4
Other Operating and Financial Data (1):
Total stores at end of period	900	750	625	522	437
Comparable sales growth	0.6%	3.9%	6.5%	2.0%	3.4%
Average net sales per store (3)	$2.2	$2.2	$2.2	$2.0	$2.0
Capital expenditures	$212.3	$113.7	$67.8	$44.8	$53.1
Consolidated Balance Sheet Data (1) (4):
Cash and cash equivalents	$202.5	$251.7	$112.7	$76.1	$53.1
Short-term investment securities	59.2	85.4	132.0	77.8	46.3
Total current assets	665.7	642.3	479.4	339.8	264.7
Total assets	1,958.7	952.3	695.7	500.5	393.3
Total current liabilities	351.3	253.1	164.5	116.6	102.2
Total liabilities	1,198.9	337.2	237.2	169.1	148.8
Total shareholders’ equity	$759.8	$615.1	$458.6	$331.4	$244.5

(1)	Components may not add to total due to rounding.

(2)	Please see Note 4 in our consolidated financial statements included elsewhere in this Annual Report for an explanation of per share calculations.

(3)	Only includes stores open during the full fiscal year.

(4)	Fiscal 2019 Consolidated Balance Sheet data includes adoption of ASU 2016-02 "Leases" based on the modified retrospective method.

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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2020" or "fiscal 2020" refer to the period from February 2, 2020 to January 30, 2021, which consists of a 52-week fiscal year. References to "fiscal year 2019" or "fiscal 2019" refer to the period from February 3, 2019 to February 1, 2020, which consists of a 52-week fiscal year. References to "fiscal year 2018" or "fiscal 2018" refer to the period from February 4, 2018 to February 2, 2019, which consists of a 52-week fiscal year. References to "fiscal year 2017" or "fiscal 2017" refer to the period from January 29, 2017 to February 3, 2018, which consists of a 53-week fiscal year. References to “fiscal year 2016” or “fiscal 2016” refer to the period from January 31, 2016 to January 28, 2017, which consists of a 52-week fiscal year. References to “fiscal year 2015” or “fiscal 2015” refer to the period from February 1, 2015 to January 30, 2016, which consists of a 52-week fiscal year. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.
Overview
Five Below is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, with most priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of February 1, 2020, we operated 900 stores in 36 states. In August 2016, we commenced selling merchandise on the internet through our fivebelow.com e-commerce website. We launched our e-commerce operation as an additional channel to service our customers. All e-commerce sales, which includes shipping and handling revenue, are included in net sales and beginning with the third fiscal quarter of 2016, are included in comparable sales. Our e-commerce expenses will have components classified as both cost of goods sold and selling, general and administrative expenses.
We believe that our business model has resulted in strong financial performance irrespective of the economic environment. Our comparable sales increased by 0.6% in fiscal 2019, 3.9% in fiscal 2018, based on the restated calendar, and 6.5% in fiscal 2017. Between fiscal 2017 and fiscal 2019, our net sales increased from $1,278.2 million to $1,846.7 million, representing a compounded annual growth rate of 20.2%. Over the same period, our operating income increased from $157.4 million to $217.3 million, representing a compounded annual growth rate of 17.5%. In addition, we expanded our store base from 625 stores at the end of fiscal 2017 to 900 stores at the end of fiscal 2019 and we plan to open new stores in fiscal 2020.
We expect to continue our strong growth in the future. By offering trend-right merchandise at a differentiated price points, our stores have been successful in varying geographic regions, population densities and real estate settings. As of February 1, 2020, we operated stores in 36 states throughout the United States. We are primarily located in power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets with trade areas including at least 100,000 people in the specified market. We believe we have the opportunity to expand our store base in the United States from 900 locations as of February 1, 2020 to more than 2,500 locations over time. Our ability to open profitable new stores depends on many factors, including our ability to identify suitable markets and sites; negotiate leases with acceptable terms; achieve brand awareness in the new markets; efficiently source and distribute additional merchandise; and achieve sufficient levels of cash flow and financing to support our expansion.
We have a proven and highly profitable store model that has produced consistent financial results and returns, and our new stores have achieved average payback periods of less than one year. Our new store model assumes a store size of approximately 8,500 square feet that achieves annual sales of approximately $1.8 million in the first full year of operation. Our new store model also assumes an average new store investment of approximately $0.3 million. Our new store investment includes our store build-out (net of tenant allowances), inventory (net of payables) and cash pre-opening expenses.

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
Over the past five years we have invested a significant amount of capital in infrastructure and systems necessary to support our future growth and we expect to incur additional capital expenditures related to expansion of our infrastructure and systems in future periods. In fiscal 2015, we invested in a new ERP and began the multi-year implementation of the ERP, which is designed to enhance functionality and provide timely information to the Company's management team related to the operation of the business. In fiscal 2015, we opened a distribution center in Pedricktown, New Jersey. We occupy approximately 1,000,000 square feet at this distribution center, having expanded from 800,000 square feet in September 2018. In fiscal 2016, we signed a 15-year lease for a new corporate headquarters location in Philadelphia, Pennsylvania. We currently occupy approximately 190,000 square feet of office space with multiple options to expand in the future. In March 2019, we completed the purchase of an approximately 700,000 square foot distribution center in Forsyth, Georgia. We began operating the distribution center in April 2019. In August 2019, we acquired land in Conroe, Texas, to build an approximately 860,000 square foot distribution center for approximately $56 million. We expect to occupy the distribution center in Conroe, Texas in 2020. We are planning to lease or build new distribution centers over the next few years to support our growth objectives.
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
Operating Income
Operating income equals gross profit less SG&A expenses. Operating income excludes interest expense or income and other, loss on debt extinguishment and income tax expense or benefit. We use operating income as an indicator of the productivity of our business and our ability to manage SG&A expenses. Operating income percentage measures operating income as a percentage of our net sales.

Results of Consolidated Operations
The following tables summarize key components of our results of consolidated operations for the periods indicated, both in dollars and as a percentage of our net sales. Refer to Item 7. "Results of Consolidated Operations" in our Annual Report on Form 10-K for the year ended February 2, 2019 for a comparison of fiscal years 2018 and 2017.

	Fiscal Year
	2019	2018
	(in millions, except total stores)
Consolidated Statements of Operations Data (1):
Net sales	$1,846.7	$1,559.6
Cost of goods sold	1,172.8	994.5
Gross profit	674.0	565.1
Selling, general and administrative expenses	456.7	377.9
Operating income	217.3	187.2
Interest income and other, net	4.3	4.6
Income before income taxes	221.6	191.8
Income tax expense	46.5	42.2
Net income	$175.1	$149.6
Percentage of Net Sales (1):
Net sales	100.0%	100.0%
Cost of goods sold	63.5%	63.8%
Gross profit	36.5%	36.2%
Selling, general and administrative expenses	24.7%	24.2%
Operating income	11.8%	12.0%
Interest income and other, net	0.2%	0.3%
Income before income taxes	12.0%	12.3%
Income tax expense	2.5%	2.7%
Net income	9.5%	9.6%
Operational Data:
Total stores at end of period	900	750
Comparable sales growth	0.6%	3.9%
Average net sales per store (2)	$2.2	$2.2

(1)	Components may not add to total due to rounding.

(2)	Only includes stores open during the full fiscal year.

Fiscal Year 2019 Compared to Fiscal Year 2018
Net Sales
Net sales increased to $1,846.7 million in fiscal year 2019 from $1,559.6 million in fiscal year 2018, an increase of $287.1 million, or 18.4%. The increase was the result of a non-comparable sales increase of $278.2 million and a comparable sales increase of $8.9 million. In fiscal year 2019, we opened 150 new stores compared to 125 net new stores in fiscal year 2018. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2019 and the number of stores that opened in fiscal 2018 but have not been open for 15 full months.
Comparable sales increased 0.6%. This increase resulted from an increase of approximately 1.1% in the average dollar value of transactions partially offset by a decrease of approximately 0.5% in the number of transactions.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $1,172.8 million in fiscal year 2019 from $994.5 million in fiscal year 2018, an increase of $178.3 million, or 17.9%. The increase in cost of goods sold was primarily the result of an increase in the merchandise costs of goods resulting from an increase in sales. Also contributing to the increase in cost of goods sold was an increase in store occupancy costs resulting from new store openings.
Gross profit increased to $674.0 million in fiscal year 2019 from $565.1 million in fiscal year 2018, an increase of $108.9 million, or 19.3%. Gross margin increased to 36.5% in fiscal year 2019 from 36.2% in fiscal year 2018, an increase of approximately 30 basis points. The increase in gross margin was primarily the result of a decrease as a percentage of sales in merchandise cost of goods sold partially offset by an increase as a percentage of sales in store occupancy costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $456.7 million in fiscal year 2019 from $377.9 million in fiscal year 2018, an increase of $78.8 million, or 20.8%. As a percentage of net sales, selling, general and administrative expenses increased approximately 50 basis points to 24.7% in fiscal year 2019 compared to 24.2% in fiscal year 2018. The increase in selling, general and administrative expenses was the result of increases of $67.2 million in store-related expenses to support new store growth, which also includes the impact of the new lease accounting standard, and $11.6 million of corporate-related expenses.
Income Tax Expense
Income tax expense increased to $46.5 million in fiscal year 2019 from $42.2 million in fiscal year 2018, an increase of $4.3 million, or approximately 10.3%. This increase in income tax expense was primarily due to a $29.8 million increase in pre-tax net income partially offset by discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirements to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets.
Our effective tax rate for fiscal year 2019 was 21.0% compared to 22.0% in fiscal year 2018. The decrease in our effective tax rate was primarily driven by discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Net Income
As a result of the foregoing, net income increased to $175.1 million in fiscal year 2019 from $149.6 million in fiscal year 2018, an increase of approximately $25.5 million, or 17.0%.
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
Capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make capital expenditures of approximately $270 million in fiscal 2020, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations and cash on-hand. We expect to incur approximately $75 million of our capital expenditure budget in fiscal 2020 to construct and open new stores, with the remainder projected to be spent on our distribution facilities (existing and new), store relocations and remodels, and our corporate infrastructure.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand, net cash provided by operating activities and borrowings under our Amended Revolving Credit Facility and Revolving Credit Facility. When we have used our Amended Revolving Credit Facility and Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. We did not have any direct borrowings under our Amended Revolving Credit Facility during fiscal year 2019. As of February 1, 2020 and February 2, 2019, we had approximately $20.0 million available on the line of credit.
Effective March 18, 2020, we exercised our right to increase the Amended Revolving Credit Facility to $50.0 million and have this full amount available on the line of credit.
On March 20, 2018, our board of directors approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. In fiscal 2018, we repurchased 21,810 shares under this program at an aggregate cost of approximately $2.0 million. In fiscal 2019, we repurchased 337,552 shares under this program at an aggregate cost of approximately $36.9 million. Subsequent to February 1, 2020, we repurchased 137,023 shares under this program at an aggregate cost of approximately $12.7 million. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
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
Although it is not possible to reliably estimate the duration or severity of the COVID-19 outbreak and hence its financial impact on the Company, the temporary closure of our stores is expected to have an adverse impact on our results of operations, financial position and liquidity. After some or all of our stores reopen any significant reduction in consumer willingness to visit malls and shopping centers, levels of consumer spending at our stores or employee willingness to staff our stores or the temporary closure of our stores or distribution centers, relating to the pandemic or its impact on the economy, consumer sentiment or health concerns would result in a further loss of sales and profits and other material adverse effects. The extent to which COVID-19 impact our results, financial position and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic and the actions to contain COVID-19 or treat its impact, among others.
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Fiscal Year
	2019	2018

Net cash provided by operating activities	$187.0	$184.1
Net cash used in investing activities	(193.6)	(39.5)
Net cash used in financing activities	(42.7)	(5.6)
Net (decrease) increase during period in cash and cash equivalents (1)	$(49.3)	$139.1
(1) Components may not add to total due to rounding.
Cash Provided by Operating Activities
Net cash provided by operating activities for fiscal 2019 was $187.0 million, an increase of $2.9 million compared to fiscal 2018. The increase was primarily due to an increase in operating cash flows from store performance partially offset by changes in working capital. During fiscal 2019, we added 150 new stores.
Cash Used in Investing Activities
Net cash used in investing activities for fiscal 2019 was $193.6 million, an increase of $154.1 million compared to fiscal 2018. The increase was primarily due to an increase in capital expenditures and a decrease in net sales, maturities, and redemptions of investment securities. The increase in capital expenditures was primarily for our distribution facilities, our new store construction, and our corporate infrastructure.
Cash Used in Financing Activities
Net cash used in financing activities for fiscal year 2019 was $42.7 million, an increase of $37.1 million compared to fiscal 2018. The increase was primarily the result of an increase in the repurchase and retirement of common stock.
Line of Credit
On May 10, 2017, we entered into a Fourth Amended and Restated Loan and Security Agreement (the “Amended Loan and Security Agreement”), among Five Below Inc., 1616 Holdings, Inc. (formerly known as Five Below Merchandising, Inc.), a wholly owned subsidiary of the Company, and Wells Fargo Bank, National Association. The Amended Loan and Security Agreement amends and restates the Third Amended and Restated Loan and Security Agreement, dated June 12, 2013, among Five Below Inc., 1616 Holdings, Inc. and Wells Fargo Bank, National Association, which governed the Revolving Credit Facility.
The Amended Loan and Security Agreement includes a revolving line of credit in the amount of up to $20.0 million (the “Amended Revolving Credit Facility”). Pursuant to the Amended Loan and Security Agreement, advances under the Amended Revolving Credit Facility are no longer tied to a borrowing base; however, we are required to maintain eligible inventory at all times in an amount equal to at least $100.0 million. The Amended Revolving Credit Facility expires on the earliest to occur of (i) May 10, 2022 or (ii) an event of default. The Amended Revolving Credit Facility may be increased up to $50.0 million, subject to certain conditions. The Amended Revolving Credit Facility also includes a $20.0 million sub limit for the issuance of letters of credit.
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
As of February 1, 2020 and February 2, 2019, we had approximately $20.0 million available on the line of credit.
All obligations under the Amended Revolving Credit Facility are secured by substantially all of our assets and are guaranteed by our subsidiary. As of February 1, 2020, we were in compliance with the covenants applicable to us under the Amended Revolving Credit Facility.
Effective March 18, 2020, we exercised our right to increase the Amended Revolving Credit Facility to $50.0 million and have this full amount available on the line of credit.
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
Inventories
Inventories consist of finished goods purchased for resale, including freight and tariffs, and are stated at the lower of cost and net realizable value, at the individual product level. Cost is determined on a weighted average cost method. The market value used in the lower of cost or market analysis is subject to the effects of consumer demands, customer preferences and the broader economy. The effects of the previously listed criteria are not controllable by management. Our management reviews inventory levels in order to identify obsolete and slow-moving merchandise as these factors can indicate a decline in the market value of inventory on hand. Inventory cost is reduced when the selling price less costs of disposal is below cost. We accrue an estimate for inventory shrink for the period between the last physical count and the balance sheet date. The shrink estimate can be affected by changes in merchandise mix and changes in actual shrink trends. These estimates are derived using available data and our historical experience. Our estimates may be impacted by changes in certain underlying assumptions and may not be indicative of future activity.
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed for impairment using factors including, but not limited to, our future operating plans and projected cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In the event of a store closure, we will record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Based on the analysis performed, our management believes that there was no impairment of long-lived assets for each of the 2019, 2018 and 2017 fiscal years. The impairment loss analysis requires management to apply judgment and make estimates.
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
Recently Issued Accounting Pronouncements
See "Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Consolidated Financial Statements and Supplementary Data" of this Form 10-K, for a detailed description of recently issued accounting pronouncements.

Contractual Obligations
The following table summarizes, as of February 1, 2020, our minimum rental commitments under operating lease agreements including assumed extensions, minimum payments for long-term debt and other obligations in future periods:

(In millions)	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$1,214.0	$165.6	$320.1	$283.8	$444.5
Purchase obligations (2)	7.1	7.1	—	—	—
Total	$1,221.1	$172.7	$320.1	$283.8	$444.5

(1)
Our store leases generally have initial lease terms of 10 years and include renewal options on substantially the same terms and conditions as the original lease. Also included in operating leases are our leases for the corporate office, distribution centers and other.

(2)
Purchase obligations are primarily for materials that will be used in the construction of new stores and purchase commitments for infrastructure and systems that will be used by the corporate office and distribution centers.

From February 2, 2020 to March 19, 2020, we committed to 19 new store leases with terms of 10 years that have future minimum lease payments of approximately $34.4 million.
Off Balance Sheet Arrangements
For the fiscal year ended February 1, 2020, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of February 1, 2020, we had approximately $20 million available on the line of credit. The Amended Revolving Credit Facility reduces the interest rate payable on borrowings to be, at our option, a per annum rate equal to (a) a prime rate or (b) a LIBOR-based rate plus a margin of 1.00%. Letter of credit fees are equal to the interest rate payable on LIBOR-based loans. The interest rate and letter of credit fees under the Amended Revolving Credit Facility are subject to an increase of 2.00% per annum upon an event of default. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIVE BELOW, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Five Below, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Five Below, Inc. (the Company) as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 1, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 1, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 19, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of February 3, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) and the related amendments.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of slow-moving and obsolete inventories at net realizable value
As discussed in Note 1 to the consolidated financial statements, the Company monitors inventory levels in order to identify slow-moving or obsolete merchandise as these factors can indicate a decline in the market value of the inventory on hand. Inventory cost is reduced to net realizable value when cost exceeds the market value less the cost of disposal. The market value is subject to the effects of consumer demands, customer preferences, and the broader economy. The Company’s inventory balance was $324.0 million as of February 1, 2020, which represents 17% of total assets.
We identified the evaluation of slow-moving and obsolete inventories at net realizable value as a critical audit matter because a high degree of auditor judgment was required to evaluate the Company’s ability to sell certain products.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s inventory process, including controls related to the review of historical product sales and inventory quantities on-hand, the estimate of net realizable value of slow-moving and obsolete inventories and adjustments of inventory cost to net realizable value. We obtained an understanding of the costing method selected by the Company. We evaluated the Company’s methodology for determining slow-moving and obsolete merchandise. We selected certain products determined to be slow-moving or obsolete and considered current market trends or seasonal impacts by obtaining an understanding of the nature of the slow-moving and obsolete merchandise. We assessed the Company’s inventory adjustments to net realizable value by performing a retrospective review of prior year inventory adjustments and analyzing sales for identified slow-moving and obsolete inventories subsequent to the measurement date.
Assessment of the adoption of Accounting Standards Codification Topic 842, Leases
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company adopted ASC Topic 842 on February 3, 2019. The Company adopted the standard on a modified retrospective basis and elected the package of practical expedients. As part of the adoption $628.9 million of right-of-use assets and $709.9 million of lease liabilities related to operating leases were recognized on the consolidated balance sheet as of the Company’s adoption date.
We identified the assessment of the adoption of ASC Topic 842 as a critical audit matter. A high degree of subjective auditor judgment and audit effort was required in evaluating the Company’s adoption of ASC Topic 842. Such auditor judgment and effort included assessing the incremental borrowing rates used to discount the unpaid lease payments to present value and changes to internal controls and business processes. In addition, the audit effort required the use of valuation professionals with specialized skills and knowledge to assist in performing the audit procedures and evaluating the audit evidence obtained over the incremental borrowing rates determined by the Company.
The primary procedures we performed to address this critical audit matter included the following. We gained an understanding over the Company’s change in business process and tested certain internal controls over the Company’s ASC Topic 842 implementation process, including controls related to the determination of the incremental borrowing rates. We gained an understanding of the Company’s ASC Topic 842 accounting analyses that documented the facts and circumstances in its lease contracts, as well as its selection of available practical expedients. We evaluated these analyses by selecting a sample of lease contracts and comparing the relevant contract terms to those used by the Company in its determination of the right-of-use assets and lease liabilities. We evaluated the Company’s methodology for determining the incremental borrowing rates. In addition, we involved valuation professionals with specialized skills and knowledge who assessed the Company’s incremental borrowing rates by performing an independent analysis using publicly available market data. We compared our analysis to the analysis performed by the Company.

/s/ KPMG LLP

We have served as the Company's auditor since 2002.
Philadelphia, Pennsylvania
March 19, 2020

FIVE BELOW, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	February 1, 2020	February 2, 2019
Assets
Current assets:
Cash and cash equivalents	$202,490	$251,748
Short-term investment securities	59,229	85,412
Inventories	324,028	243,636
Prepaid income taxes	4,063	1,337
Prepaid expenses and other current assets	75,903	60,124
Total current assets	665,713	642,257
Property and equipment, net	439,086	301,297
Operating lease assets	842,988	—
Deferred income taxes	—	6,126
Other assets	10,874	2,584
	$1,958,661	$952,264

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—
Accounts payable	130,242	103,692
Income taxes payable	9,505	20,626
Accrued salaries and wages	19,873	24,586
Other accrued expenses	81,255	104,201
Operating lease liabilities	110,470	—
Total current liabilities	351,345	253,105
Deferred rent and other	1,199	84,065
Deferred income taxes	8,716	—
Long-term operating lease liabilities	837,623	—
Total liabilities	1,198,883	337,170
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,712,067 and 55,759,048 shares, respectively.	557	557
Additional paid-in capital	322,330	352,702
Retained earnings	436,891	261,835
Total shareholders’ equity	759,778	615,094
	$1,958,661	$952,264
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Fiscal Year
	2019	2018	2017
Net sales	$1,846,730	$1,559,563	$1,278,208
Cost of goods sold	1,172,764	994,478	814,795
Gross profit	673,966	565,085	463,413
Selling, general and administrative expenses	456,682	377,901	306,022
Operating income	217,284	187,184	157,391
Interest income and other, net	4,285	4,623	1,458
Income before income taxes	221,569	191,807	158,849
Income tax expense	46,513	42,162	56,398
Net income	$175,056	$149,645	$102,451
Basic income per common share	$3.14	$2.68	$1.86
Diluted income per common share	$3.12	$2.66	$1.84
Weighted average shares outstanding:
Basic shares	55,823,535	55,763,034	55,208,246
Diluted shares	56,166,167	56,220,864	55,561,472
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share and per share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity

	Shares	Amount
Balance, January 28, 2017	54,904,954	$549	$321,603	$9,253	$331,405
Share-based compensation expense	—	—	16,114	—	16,114
Issuance of unrestricted stock awards	4,464	—	238	—	238
Exercise of options to purchase common stock	327,980	3	9,598	—	9,601
Vesting of restricted stock units and performance-based restricted stock units	229,553	2	—	—	2
Common shares withheld for taxes	(33,327)	—	(1,504)	—	(1,504)
Issuance of common stock to employees under employee stock purchase plan	4,465	—	251	—	251
Net income	—	—	—	102,451	102,451
Balance, February 3, 2018	55,438,089	554	346,300	111,704	458,558
Cumulative effect of ASC 606 adoption	—	—	—	486	486
Share-based compensation expense	—	—	11,807	—	11,807
Issuance of unrestricted stock awards	2,056	—	180	—	180
Exercise of options to purchase common stock	145,157	1	4,026	—	4,027
Vesting of restricted stock units and performance-based restricted stock units	305,201	3	—	—	3
Common shares withheld for taxes	(113,058)	(1)	(7,989)	—	(7,990)
Repurchase and retirement of common stock	(21,810)	—	(1,987)	—	(1,987)
Issuance of common stock to employees under employee stock purchase plan	3,413	—	365	—	365
Net income	—	—	—	149,645	149,645
Balance, February 2, 2019	55,759,048	557	352,702	261,835	615,094
Share-based compensation expense	—	—	12,136	—	12,136
Issuance of unrestricted stock awards	1,634	—	198	—	198
Exercise of options to purchase common stock	141,582	2	4,107	—	4,109
Vesting of restricted stock units and performance-based restricted stock units	227,020	2	—	—	2
Common shares withheld for taxes	(83,121)	(1)	(10,366)	—	(10,367)
Repurchase and retirement of common stock	(337,552)	(3)	(36,882)	—	(36,885)
Issuance of common stock to employees under employee stock purchase plan	3,456	—	435	—	435
Net income	—	—	—	175,056	175,056
Balance, February 1, 2020	55,712,067	$557	$322,330	$436,891	$759,778
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year
	2019	2018	2017
Operating activities:
Net income	$175,056	$149,645	$102,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,979	41,451	33,241
Share-based compensation expense	12,383	12,018	16,373
Deferred income tax expense	14,842	550	4,363
Other non-cash expenses	117	44	138
Changes in operating assets and liabilities:
Inventories	(80,392)	(56,599)	(32,589)
Prepaid income taxes	(2,726)	927	(1,277)
Prepaid expenses and other assets	(16,603)	(15,655)	(16,366)
Accounts payable	20,742	32,866	19,809
Income taxes payable	(11,121)	(4,649)	1,902
Accrued salaries and wages	(4,713)	1,680	12,112
Operating leases	13,922	12,143	15,886
Other accrued expenses	10,543	9,712	11,338
Net cash provided by operating activities	187,029	184,133	167,381
Investing activities:
Purchases of investment securities and other investments	(136,148)	(117,371)	(234,856)
Sales, maturities, and redemptions of investment securities	154,865	191,619	163,501
Capital expenditures	(212,297)	(113,720)	(67,795)
Net cash used in investing activities	(193,580)	(39,472)	(139,150)
Financing activities:
Net proceeds from issuance of common stock	435	365	251
Repurchase and retirement of common stock	(36,885)	(1,987)	—
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	4,110	4,030	9,603
Common shares withheld for taxes	(10,367)	(7,990)	(1,504)
Net cash (used in) provided by financing activities	(42,707)	(5,582)	8,350
Net (decrease) increase in cash and cash equivalents	(49,258)	139,079	36,581
Cash and cash equivalents at beginning of year	251,748	112,669	76,088
Cash and cash equivalents at end of year	$202,490	$251,748	$112,669
Supplemental disclosures of cash flow information:
Interest paid	$—	$3	$4
Income taxes paid	$45,518	$45,589	$51,405
Non-cash investing activities
(Decrease) increase in accounts payable and accrued purchases of property and equipment	$(19,411)	$48,723	$3,093
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of February 1, 2020, operated in 36 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, South Carolina, Mississippi, Louisiana, Wisconsin, Oklahoma, Minnesota, California, Arkansas, Iowa, Nebraska, and Arizona. As of February 1, 2020 and February 2, 2019, the Company operated 900 stores and 750 stores, respectively, each operating under the name “Five Below”, and sells merchandise on the internet, through the Company's fivebelow.com e-commerce website.
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
The Company considers all highly liquid investments purchased with a maturity date of three months or less when purchased to be cash equivalents. Our cash equivalents consist of credit and debit card receivables, money market funds, corporate bonds and municipal bonds with original maturities of 90 days or less, which are classified as cash and cash equivalents in the accompanying consolidated balance sheets. The majority of payments due from banks for third-party credit card and debit card transactions resulting from customer purchases at the Company’s retail stores process within 24 to 48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. Amounts due from banks for these transactions classified as cash equivalents totaled $8.9 million and $7.4 million as of February 1, 2020 and February 2, 2019, respectively. Book overdrafts, which are outstanding checks in excess of funds on deposit, are recorded within accounts payable in the accompanying consolidated balance sheets and within operating activities in the accompanying consolidated statements of cash flows. As of February 1, 2020 and February 2, 2019, the Company had cash equivalents of $200.1 million and $215.7 million, respectively.

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

The Company’s financial instruments consist primarily of cash equivalents, short-term investment securities, accounts payable, and borrowings, if any, under a line of credit (as defined in note 5). The Company believes that: (1) the carrying value of cash equivalents and accounts payable are representative of their respective fair value due to the short-term nature of these instruments; and (2) the carrying value of any current or future borrowings under the line of credit approximates their fair value because the line of credit’s interest rates vary with market interest rates. Under the fair value hierarchy, the fair market values of cash equivalents and the investments in corporate bonds are level 1 while the investments in municipal bonds are level 2. The fair market values of level 2 investments are determined by management with the assistance of a third party pricing service. Since quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.
As of February 1, 2020 and February 2, 2019, the Company's short-term investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of February 1, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$58,625	$—	$4	$58,621
Municipal bonds	604	—	—	604
Total	$59,229	$—	$4	$59,225

	As of February 2, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$83,128	$—	$63	$83,065
Municipal bonds	2,284	—	2	2,282
Total	$85,412	$—	$65	$85,347

Short-term investment securities as of February 1, 2020 and February 2, 2019 all mature in one year or less.

(e)	Inventories
Inventories consist of finished goods purchased for resale, including freight and tariffs, and are stated at the lower of cost and net realizable value, at the individual product level. Cost is determined on a weighted average cost method. Management of the Company reviews inventory levels in order to identify slow-moving merchandise and uses markdowns to clear merchandise. Inventory cost is reduced when the selling price less costs of disposal is below cost. The Company accrues an estimate for inventory shrink for the period between the last physical count and the balance sheet date. The shrink estimate can be affected by changes in merchandise mix and changes in actual shrink trends.

(f)	Prepaid Expenses and Other Current Assets
Prepaid expenses in fiscal 2019 and fiscal 2018 were $17.2 million and $26.1 million, respectively. Other current assets in fiscal 2019 and fiscal 2018 were $58.7 million and $34.0 million, respectively.

(g)	Property and Equipment
Property and equipment are stated at cost. Additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

Depreciation and amortization is recorded using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases, if applicable. The estimated useful lives are three to ten years for furniture and fixtures and computers and equipment. Store leasehold improvements are amortized over the shorter of the useful life or the lease term plus assumed extensions, which is generally ten years. Leasehold improvements located in the distribution centers and the corporate headquarters are amortized over the shorter of the useful life or the lease term. Depreciation and amortization expense for property and equipment, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations, was $55.0 million, $41.5 million and $33.2 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
Property and equipment, net, consists of the following (in thousands):

	February 1, 2020	February 2, 2019
Land	$14,773	$7,150
Furniture and fixtures	202,340	145,254
Leasehold improvements	240,664	166,374
Computers and equipment	117,803	69,739
Construction in process	78,577	81,368
Property and equipment, gross	654,157	469,885
Less: Accumulated depreciation and amortization	(215,071)	(168,588)
Property and equipment, net	$439,086	$301,297

(h)	Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed for impairment using factors including, but not limited to, the Company's future operating plans and projected cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In the event of a store closure, the Company will record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Based on its Company's most recent analysis, management believes that no impairment of long-lived assets exists for the period ended February 1, 2020.

(i)	Deferred Financing Costs
Deferred financing costs are amortized to interest expense over the term of the related credit agreement. As of February 1, 2020 and February 2, 2019, the Company had an immaterial balance remaining on the balance sheet.

(j)	Operating Leases
The Company leases store locations, distribution centers, the corporate headquarters and equipment used in its operations and evaluates and classifies its leases as operating or capital leases for financial reporting purposes. Any assets held under a capital lease are included in property and equipment, net.
Operating lease expense is recorded on a straight-line basis over the lease term. At the inception of a lease, the Company determines the lease term, which includes periods under the exercise of renewal options that are reasonably assured. Renewal options are exercised at the Company's sole discretion. In September 2016, the Company signed a 15 year lease for a new corporate headquarters location in Philadelphia, Pennsylvania. The Company currently occupies approximately 190,000 square feet of office space with multiple options to expand in the future. The lease agreement expires in early 2033 with three successive options to renew for additional terms up to approximately fifteen years. The distribution center in Olive Branch, Mississippi is leased under a lease agreement expiring in 2022 with options to renew for three successive five-year periods. The distribution center in Pedricktown, New Jersey is leased under a lease agreement expiring in 2025 with options to renew for three successive five-year periods. Generally, the Company’s store leases have expected lease terms of ten years, which are comprised of an initial term of ten years or an initial term of five years and one assumed five-year extension, resulting in a ten-year life. The expected lease term is used to determine whether a lease is capital or operating and to calculate straight-line rent expense.
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
The Company establishes assets and liabilities for the estimated construction costs incurred under lease arrangements where the Company is considered the owner for accounting purposes only, or build-to-suit leases, to the extent the Company is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease. Upon occupancy of facilities under build-to-suit leases, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If the transaction does not qualify for sales recognition under the sale-leaseback accounting guidance, the Company continues to be the deemed accounting owner. As of February 2, 2019, the Company had approximately $7 million of a capital lease land asset and liability. There were no material capital leases as of February 1, 2020.

(l)	Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $28.9 million and $54.2 million in fiscal 2019 and fiscal 2018, respectively.

(m)	Deferred Rent and Other
The following disclosures for the year ended February 2, 2019 were made in accordance with the accounting guidance for operating leases in effect at that time.
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
The following table summarizes the Company's deferred rent and other long-term liabilities balances (in thousands):

	February 1, 2020	February 2, 2019
Current:
Deferred rent (1)	$—	$8,228
Total current liabilities	$—	$8,228

Long-term:
Deferred rent	$—	$84,065
Other	1,199	—
Total long-term liabilities	$1,199	$84,065

(1)	The current portion of deferred rent is included in the other accrued expenses line item in the accompanying consolidated balance sheets.
(n) Equity Method Investments
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

(o)	Share-Based Compensation
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
The fair value of restricted stock awards are based on the closing price of the Company's common stock on the grant date and the fair value of stock options are based on the Black-Scholes option-pricing model utilizing the closing price of the Company's common stock on the grant date as the fair value of common stock in the model. Future share-based compensation cost will increase when the Company grants additional equity awards. Modifications, cancellations or repurchases of awards after the grant date may require the Company to accelerate any remaining unearned share-based compensation cost or incur incremental compensation costs. Share-based compensation cost recognized and included in expenses for fiscal 2019, fiscal 2018 and fiscal 2017, was $12.4 million, $12.0 million and $16.4 million, respectively.

(p)	Revenue Recognition
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

(q)	Shipping and Handling Revenues and Costs
The Company includes all shipping and handling revenue from e-commerce sales in net sales. Shipping and handling costs, which are included in cost of goods sold in the accompanying consolidated statements of operations, include fulfillment and shipping costs related to the Company's e-commerce operations.

(r)	Cost of Goods Sold
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

(s)	Selling, General and Administrative Expenses
Selling, general and administrative expenses include payroll and other compensation, marketing and advertising expense, depreciation and amortization expense, and other selling and administrative expenses.

(t)	Vendor Allowances
The Company receives various incentives in the form of allowances, free product and promotional funds from its vendors based on product purchases and advertising activities. The amounts received are subject to changes in market conditions, vendor marketing strategies and changes in the profitability or sell-through of the related merchandise for the Company. Merchandise allowances are recorded in cost of goods sold and recognized in the period the related merchandise is sold. Marketing allowances are recorded in selling, general and administrative expenses and are recognized in the period the related advertising occurs to the extent the allowance is a reimbursement that is specific and incremental, and identifiable costs have been incurred by the Company to sell the vendor’s products. To the extent these conditions are not met, these allowances are recorded as merchandise allowances.

(u)	Store Pre-Opening Costs
Costs incurred between completion of a new store location’s construction and its opening (pre-opening costs) are charged to expense as incurred. Pre-opening costs were $9.3 million, $6.5 million and $6.2 million in fiscal 2019, fiscal 2018, and fiscal 2017, respectively, and are recorded in the accompanying consolidated statements of operations based on the nature of the expense.

(v)	Advertising Costs
Advertising costs are charged to expense the first time the advertising takes place. Advertising expenses were $48.1 million, $42.2 million and $30.8 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

(w)	Income Taxes
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

(x)	Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

(y)	Use of Estimates
The preparation of consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, adjustments to net realizable value for inventories, income taxes, share-based compensation expense and the incremental borrowing rate utilized in operating lease liabilities.

(z)	Recently Issued Accounting Standards
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
In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. On February 3, 2019, the Company adopted this pronouncement on a modified retrospective basis and applied the new standard to all leases. As a result, comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which includes, among other things, the ability to carry forward the existing lease classification. The Company also elected the practical expedient related to land easements, allowing the Company to carry forward its accounting treatment for land easements on existing agreements. At adoption, the new standard had a material impact on the Company's balance sheets resulting in an increase in net assets and liabilities of approximately $618 million, as the Company has a significant number of leases for its stores. Although the standard impacts the treatment of certain initial direct leases costs that were previously capitalizable, it did not materially impact the Company's consolidated statements of operations and had no impact on the Company's cash flows.
The following is a discussion of the Company’s lease policy under the new lease accounting standard:
The Company determines if an arrangement contains a lease at the inception of a contract. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and operating lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments. As the rate implicit in the lease is not readily determinable for the Company's leases, the Company utilizes its incremental borrowing rate to determine the present value of future lease payments. The incremental borrowing rate represents a significant judgment and is determined based on an analysis of the Company's synthetic credit rating, prevailing financial market conditions, corporate bond yields, treasury bond yields, and the effect of collateralization. The operating lease assets also include lease payments made before commencement and exclude lease incentives.
The Company’s real estate leases typically contain options that permit renewals for additional periods of up to five years. For real estate leases, except for renewals that generally take the lease to a ten-year term, the options to renew are not considered reasonably certain at lease commencement because the Company reevaluates each lease on a regular basis to consider the economic and strategic incentives of exercising the renewal options, and regularly opens, relocates or closes stores to align with its operating strategy. Therefore, generally, except for renewals that take the lease to a ten-year term, the renewal option periods are not included within the lease term and the associated payments are not included in the measurement of the operating lease asset and operating lease liability as the exercise of such options is not reasonably certain. Similarly, renewal options are not included in the lease term for non-real estate leases because they are not considered reasonably certain of being exercised at lease commencement. Leases with an initial term of 12 months or less are not recorded on the balance sheets and lease expense is recognized on a straight-line basis over the term of the short-term lease.
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

In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," which addresses certain fair value disclosure requirements, the measurement basis under the measurement alternative and which equity securities have to be remeasured at historical exchange rates. In May 2019, the FASB issued ASU 2019-05, "Financial Instruments - Credit Losses (Topic 326), Targeted Transition Relief," which gives entities the ability to irrevocably elect the fair value option in Subtopic 825-10 for certain existing financial assets upon transition to ASU 2016-13. The effective date of the standards will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and early adoption is permitted for annual periods beginning after December 15, 2018. The new standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align the Company's credit loss methodology with the new standard. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.

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
Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and party and snack (in thousands):

	Fiscal Year		Fiscal Year		Fiscal Year
	2019		2018		2017
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$919,627	49.8%	$793,180	50.9%	$640,961	50.1%
Fashion and home	577,458	31.3%	482,424	30.9%	402,888	31.6%
Party and snack	349,645	18.9%	283,959	18.2%	234,359	18.3%
Total	$1,846,730	100.0%	$1,559,563	100.0%	$1,278,208	100.0%

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
All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of February 1, 2020, the Company’s operating lease agreements, including assumed extensions, which are generally those that take the lease to a ten-year term, expire through fiscal 2034. As of February 1, 2020, the weighted average remaining lease term for the Company's operating leases is 8.1 years, and the weighted average discount rate is 6.6%. For the year ended February 1, 2020, cash paid for amounts included in the measurement of operating lease liabilities of $129.7 million was reflected in cash flows from operating activities in the consolidated statements of cash flows.
The following table is a summary of the Company's components for net lease costs as of February 1, 2020 (in thousands):

February 1, 2020
Lease Cost	Fifty-Two Weeks Ended
Operating lease cost	$144,971
Variable lease cost	40,379
Net lease cost*	$185,350
* Excludes short-term lease cost, which is immaterial

The following table summarizes the maturity of lease liabilities under operating leases as of February 1, 2020 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2020	$165,641
2021	164,048
2022	156,101
2023	147,612
2024	136,219
After 2024	444,517
Total lease payments	$1,214,138
Less: imputed interest	266,045
Present value of lease liabilities	$948,093

The following disclosures for the year ended February 2, 2019 were made in accordance with the accounting guidance for operating leases in effect at that time.
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

Rent expense, including base and contingent rent under operating leases, was $119.0 million and $98.2 million in fiscal 2018 and fiscal 2017, respectively. Contingent rents were $0.6 million and $0.6 million in fiscal 2018 and fiscal 2017, respectively.
During fiscal 2019, the Company opened new stores and modified leases for existing stores which resulted in an increase in our right of use assets and lease liabilities of approximately $273.1 million and $278.9 million, respectively. In addition, as of February 1, 2020, the Company has entered into commitments for new stores for which the leases have not yet commenced that have future minimum lease payments of approximately $289.4 million.
During the thirteen weeks ended February 1, 2020, the Company committed to 77 new store leases with average terms of approximately ten years that have future minimum lease payments of approximately $141.2 million.
From February 2, 2020 to March 19, 2020, the Company committed to 19 new store leases with terms of ten years that have future minimum lease payments of approximately $34.4 million.

(4)	Income Per Common Share
Basic income per common share amounts are calculated using the weighted-average number of common shares outstanding for the period. Diluted income per common share amounts are calculated using the weighted-average number of common shares outstanding for the period and include the dilutive impact of exercise of stock options as well as assumed vesting of restricted stock awards and shares currently available for purchase under the Company's Employee Stock Purchase Plan, using the treasury stock method. Performance-based restricted stock units are considered contingently issuable shares for diluted income per common share purposes and the dilutive impact, if any, is not included in the weighted-average shares until the performance conditions are met.
The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Fiscal Year
	2019	2018	2017
Numerator:
Net income	$175,056	$149,645	$102,451
Denominator:
Weighted average common shares outstanding - basic	55,823,535	55,763,034	55,208,246
Dilutive impact of options, restricted stock units, and employee stock purchase plan	342,632	457,830	353,226
Weighted average common shares outstanding - diluted	56,166,167	56,220,864	55,561,472
Per common share:
Basic income per common share	$3.14	$2.68	$1.86
Diluted income per common share	$3.12	$2.66	$1.84

The effects of the assumed exercise of stock options outstanding as of February 3, 2018 for 66,624 shares of common stock were excluded from the fiscal 2017 calculation of diluted income per common share as their impact would have been anti-dilutive.
The effects of restricted stock units outstanding as of February 1, 2020, February 2, 2019 and February 3, 2018 for 576, 2,315 and 13,323 shares of common stock, respectively, were excluded from the fiscal 2019, fiscal 2018 and fiscal 2017 calculation of diluted income per common share as their impact would have been anti-dilutive.
The aforementioned excluded shares do not reflect the impact of any incremental repurchases under the treasury stock method.

(5)	Line of Credit
On May 10, 2017, the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the “Amended Loan and Security Agreement”), among the Company, 1616 Holdings, Inc., a wholly owned subsidiary of the Company, and Wells Fargo Bank, National Association. The Amended Loan and Security Agreement amends and restates the Third Amended and Restated Loan and Security Agreement, dated June 12, 2013, among the Company, 1616 Holdings, Inc. and Wells Fargo Bank, National Association, which governed the Revolving Credit Facility.

The Amended Loan and Security Agreement includes a revolving line of credit in the amount of up to $20.0 million (the “Amended Revolving Credit Facility”). Pursuant to the Amended Loan and Security Agreement, advances under the Amended Revolving Credit Facility are no longer tied to a borrowing base; however, the Company is required to maintain eligible inventory at all times in an amount equal to at least $100.0 million. The Amended Revolving Credit Facility expires on the earliest to occur of (i) May 10, 2022 or (ii) an event of default. The Amended Revolving Credit Facility may be increased up to $50.0 million, subject to certain conditions. The Amended Revolving Credit Facility also includes a $20.0 million sub limit for the issuance of letters of credit.
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
During fiscal 2019, fiscal 2018 and fiscal 2017, the Company had no borrowings or interest expense under the Amended Revolving Credit Facility.
As of February 1, 2020, February 2, 2019 and February 3, 2018, the Company had approximately $20.0 million available on the line of credit.
All obligations under the Amended Revolving Credit Facility and Revolving Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the subsidiary. As of February 1, 2020 and February 2, 2019, the Company was in compliance with the covenants applicable to it under the Amended Revolving Credit Facility and Revolving Credit Facility.
Effective March 18, 2020, the Company exercised the right to increase the Amended Revolving Credit Facility to $50.0 million and have this full amount available on the line of credit.

(6)	Commitments and Contingencies
Commitments
Other Contractual Commitments
The Company has an executive severance plan that is applicable to certain key employees that provide for, among other things, salary, bonus, severance, and change-in-control provisions.
As of February 1, 2020, the Company had other purchase commitments of approximately $7.1 million consisting of purchase agreements for materials that will be used in the construction of new stores.
In August 2019, the Company acquired land in Conroe, Texas, to build an approximately 860,000 square foot distribution center. The total cost of the land and building is expected to be approximately $56 million, of which approximately $31 million has been paid through February 1, 2020. The Company expects to occupy the distribution center in Conroe, Texas in 2020.
Contingencies
Legal Matters
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial condition or results of operations.

(7)	Shareholders’ Equity
As of February 1, 2020, the Company is authorized to issue 120,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock. The holders of the common stock are entitled to one vote per share of common stock and are entitled to receive dividends if declared by the board of directors. The preferred stock may be issued from time to time in series as designated by the board of directors. The designations, powers, preferences, voting rights, privileges, options, conversion rights, and other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof shall be designated by the board of directors.
Common Stock
The Five Below, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”) is intended to be qualified as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986. The number of shares of common stock reserved for issuance, which is subject to other limitations, is 500,000 shares. The ESPP allows eligible employees the opportunity to purchase, subject to limitations, shares of the Company’s common stock through payroll deductions at a discount of 10% of the fair market value of such shares on the purchase date. In fiscal 2019, the Company issued 3,456 shares of common stock under the ESPP resulting in proceeds of $0.4 million and recorded share-based compensation expense of $47.9 thousand in connection with the ESPP related to the amount of the discount. In fiscal 2018, the Company issued 3,413 shares of common stock under the ESPP resulting in proceeds of $0.4 million and recorded share-based compensation expense of $32.4 thousand in connection with the ESPP related to the amount of the discount. In fiscal 2017, the Company issued 4,465 shares of common stock under the ESPP resulting in proceeds of $0.3 million and recorded share-based compensation expense of $21.3 thousand in connection with the ESPP related to the amount of the discount.

(8)	Share-Based Compensation

Equity Incentive Plan
Pursuant to the Company's 2002 Equity Incentive Plan (the “Plan”), the Company’s board of directors may grant stock options, restricted shares and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7.6 million shares under the Plan. As of February 1, 2020, 3,293,081 stock options, restricted shares, or restricted stock units were available for grant.

Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s board of directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity under the Plan was as follows:

	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term
Balance as of January 28, 2017	866,637	$29.60	6.7
Granted	—	—
Forfeited	(19,172)	37.13
Exercised	(327,980)	29.27
Balance as of February 3, 2018	519,485	29.53	5.9
Granted	—	—
Forfeited	(71)	4.95
Exercised	(145,157)	27.73
Balance as of February 2, 2019	374,257	30.23	5.1
Granted	—	—
Forfeited	(1,150)	39.47
Exercised	(141,582)	29.02
Balance as of February 1, 2020	231,525	30.92	4.1
Exercisable as of February 1, 2020	219,968	$30.68	4.0

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not grant any stock options in fiscal 2019, fiscal 2018 and fiscal 2017.
The Company uses the simplified method to estimate the expected term of the option. The expected volatility incorporates historical and implied volatility of similar entities whose share prices are publicly available. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The total intrinsic value of stock options exercised during fiscal 2019, fiscal 2018 and fiscal 2017 was $14.0 million, $9.9 million and $9.7 million, respectively. The aggregate intrinsic value of stock options exercisable and stock options outstanding as of February 1, 2020 was $18.2 million and $19.0 million, respectively. In fiscal 2019, fiscal 2018 and fiscal 2017, the Company received cash from the exercise of options of $4.1 million, $4.0 million and $9.6 million, respectively. Upon option exercise, the Company issued new shares of common stock.
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

RSU and PSU activity under the Plan was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of January 28, 2017	275,176	$36.27	504,556	$36.91
Granted	158,304	40.52	147,552	39.65
Vested	(88,550)	34.21	(141,003)	38.15
Forfeited	(35,376)	41.11	(15,446)	35.20
Non-vested balance as of February 3, 2018	309,554	38.48	495,659	37.43
Granted	115,411	77.28	121,333	69.59
Vested	(107,695)	37.98	(197,534)	35.69
Forfeited	(24,382)	43.75	(3,258)	69.03
Non-vested balance as of February 2, 2019	292,888	53.52	416,200	47.38
Granted	89,337	119.28	85,939	116.92
Vested	(109,924)	44.70	(117,137)	39.21
Forfeited	(21,949)	70.48	(27,836)	45.23
Non-vested balance as of February 1, 2020	250,352	$79.37	357,166	$66.96

In connection with the vesting of RSUs and PSUs during fiscal 2019, the Company withheld 83,121 shares with an aggregate value of $10.4 million in satisfaction of minimum tax withholding obligations due upon vesting. In connection with the vesting of RSUs and PSUs during fiscal 2018, the Company withheld 113,058 shares with an aggregate value of $8.0 million in satisfaction of minimum tax withholding obligations due upon vesting. In connection with the vesting of RSUs during fiscal 2017, the Company withheld 33,327 shares with an aggregate value of $1.5 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of February 1, 2020, there was $19.5 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.3 years.
Share Repurchase Program
On March 20, 2018, the Company's board of directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company's common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. In fiscal 2018, the Company repurchased 21,810 shares under this program at an aggregate cost of approximately $2.0 million, or an average price of $91.07 per share. In fiscal 2019, the Company repurchased 337,552 shares under this program at an aggregate cost of approximately $36.9 million, or an average price of $109.27 per share. Subsequent to February 1, 2020, we repurchased 137,023 shares under this program at an aggregate cost of approximately $12.7 million, or an average price of $92.42 per share. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.

(9)	Income Taxes
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
As of February 1, 2020, no valuation allowance has been provided for net deferred tax assets as management believes that it is more likely than not that the Company will realize all deferred tax assets as of February 1, 2020.
The components of the income tax expense are as follows (in thousands):

	Fiscal Year
	2019	2018	2017
Current:
Federal	$25,069	$33,297	$45,867
State	6,602	8,315	6,168
	31,671	41,612	52,035
Deferred:
Federal	13,487	2,000	4,606
State	1,355	(1,450)	(243)
	14,842	550	4,363
Income tax expense	$46,513	$42,162	$56,398

The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year
	2019	2018	2017
Statutory federal tax rate	21.0%	21.0%	33.7%
State taxes, net of federal benefit	2.8	2.8	2.4
Other (1)	(2.8)	(1.8)	(0.6)
	21.0%	22.0%	35.5%

(1)	Other line includes excess tax benefits relating to share-based payment accounting.

 The effective tax rate for fiscal 2019 compared to fiscal 2018 was primarily driven by discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" with respect to the requirements to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets. The effective tax rate for fiscal 2018 compared to fiscal 2017 was primarily driven by the impact of tax reform as a result of the TCJA and the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are (in thousands):

	February 1, 2020	February 2, 2019

Deferred tax assets:
Inventories	$13,182	$9,633
Deferred revenue	1,255	472
Accrued bonus	1,007	3,553
Deferred rent	—	24,136
Operating lease liabilities	242,432	—
Other	5,208	4,848
Deferred tax assets	263,084	42,642
Deferred tax liabilities:
Property and equipment	(55,953)	(35,642)
Operating lease assets	(214,935)	—
Other	(912)	(874)
Deferred tax liabilities	(271,800)	(36,516)
	$(8,716)	$6,126

The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s balance sheets as of February 1, 2020 and February 2, 2019, and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for fiscal 2019, fiscal 2018, or fiscal 2017.
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

(10)	Employee Benefit Plan
The Company has a 401(k) Retirement Savings Plan and employees can contribute up to the maximum amount allowed under law. The Company may make discretionary matching and profit sharing contributions, which vest over a period of five years from each employee’s commencement of employment with the Company. During fiscal 2019, fiscal 2018 and fiscal 2017, the Company made matching contributions of $2.9 million, $1.2 million and $0.5 million, respectively.

(11)	Segment Reporting
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
Set forth below is data for the following groups of products: leisure, fashion and home, and party and snack. The percentage of net sales represented by each product group for each of the last three fiscal years was as follows:

	Percentage of Net Sales
	Fiscal Year
	2019	2018	2017
Leisure	49.8%	50.9%	50.1%
Fashion and home	31.3%	30.9%	31.6%
Party and snack	18.9%	18.2%	18.3%
Total	100.0%	100.0%	100.0%

Leisure includes items such as sporting goods, games, toys, tech, books, electronic accessories, and arts and crafts. Fashion and home includes items such as personal accessories, “attitude” t-shirts, beauty offerings, home goods and storage options. Party and snack includes items such as party and seasonal goods, greeting cards, candy and other snacks, and beverages.

(12)	Quarterly Results of Operations and Seasonality (Unaudited)
Quarterly financial results for fiscal 2019 and fiscal 2018 were as follows: (in thousands except for per share data).

	Fiscal Year 2019 (1)				Fiscal Year 2018 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$687,130	$377,438	$417,400	$364,762	$602,684	$312,823	$347,734	$296,322
Gross profit	$289,128	$118,682	$146,171	$119,985	$244,005	$102,090	$121,752	$97,238
Net income	$110,374	$10,189	$28,831	$25,662	$89,262	$13,516	$25,063	$21,804
Basic income per common share	$1.98	$0.18	$0.52	$0.46	$1.60	$0.24	$0.45	$0.39
Diluted income per common share	$1.97	$0.18	$0.51	$0.46	$1.59	$0.24	$0.45	$0.39

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for the fiscal year due to rounding.

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

(13)	Subsequent Events
Effective March 18, 2020, the Company exercised the right to increase the Amended Revolving Credit Facility to $50.0 million and have this full amount available on the line of credit.
The outbreak of the Coronavirus (or COVID-19) continues to grow both in the U.S. and globally, and related government and private sector responsive actions are expected to adversely affect the Company's business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving. As a result of these developments, and out of concern for the customers, crew members and community, effective at the close of business on March 19, 2020, the Company will be temporarily closing all of the Company's retail stores until at least March 31, 2020, while the Company's e-commerce website will remain available to customers. This matter is expected to have an adverse effect on our business, results of operations, and financial position and liquidity, the extent of which cannot be reasonably estimated at this time.
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

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended February 1, 2020, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of February 1, 2020. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of February 1, 2020, the company maintained effective internal control over financial reporting at a reasonable assurance level.
The effectiveness of the company’s internal control over financial reporting as of February 1, 2020 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report dated March 19, 2020 that appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Five Below, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Five Below, Inc.’s and subsidiaries' (the Company) internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 1, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 19, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
March 19, 2020

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is included in the “Board of Directors-Nominees for Election to the Board of Directors for a Three-Year Term Expiring at the 2023 Annual Meeting,” “Board of Directors-Members of the Board of Directors Continuing in Office for a Term Expiring at the 2021 Annual Meeting,” “Board of Directors-Members of the Board of Directors Continuing in Office for a Term Expiring at the 2022 Annual Meeting,” “Executive Officers,” “Board of Directors-Code of Business Conduct and Ethics,” “Board of Directors-Committees of the Board of Directors,” and “Board of Directors-Director Nomination Process” sections of our proxy statement for the 2020 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is included in the “Compensation Discussion and Analysis,” “Executive Compensation,” “Board of Directors–Director Compensation,” “Board of Directors–Board Leadership Structure and Board’s Role in Risk Oversight,” “Board of Directors–Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” sections of our proxy statement for the 2020 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item 12 is included in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of our proxy statement for the 2020 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included in the “Certain Relationships and Related Party Transactions” and “Board of Directors–Director Independence” sections of our proxy statement for the 2020 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in the “Proposal 2, Ratification of Independent Registered Public Accounting Firm” section of our proxy statement for the 2020 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.

PART IV
ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(a)	1. Consolidated Financial Statements
The consolidated financial statements of the Company filed as part of this Annual Report on Form 10-K are included in Part II, Item 8 beginning on page 48.

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

4.2	Description of Five Below's Securities (filed herewith)

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

10.26†	Five Below, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 2, 2017)

10.27†
Employment Letter, dated October 29, 2017, by and between David Makuen and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 1, 2017)

10.28†	Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 10.28 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 6, 2019)

10.29†
Employment Letter, dated February 19, 2019, and Non-Solicitation, Non-Disclosure, Non-Compete and Proprietary Information Agreement by and between Judy Werthauser and Five Below, Inc. (incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2019)

10.30†
Form of Award Agreement for Restricted Stock Units under the Five Below, Inc. Amended and Restated Equity Incentive Plan (Directors) (incorporated by reference to Exhibit 10.30 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 29, 2019)

10.31†	Five Below, Inc. 2020 Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2020)

21.1	List of Subsidiaries of the Company (filed herewith)

23.1	Consent of KPMG LLP (filed herewith)

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

101*
The following financial information from this Annual Report on Form 10-K, formatted in Inline XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of February 1, 2020 and February 2, 2019; (ii) the Consolidated Statements of Operations for Fiscal Years 2019, 2018, and 2017; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for Fiscal Years 2019, 2018, and 2017; (iv) the Consolidated Statements of Cash Flows for Fiscal Years 2019, 2018, and 2017 and (v) the Notes to Consolidated Financial Statements, in each case, tagged in detail.

104*	Cover Page to this Annual Report on Form 10-K formatted in Inline XBRL and contained in Exhibit 101.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Philadelphia, Pennsylvania, on the 19th day of March 2020.

FIVE BELOW, INC.
By: /s/ Joel D. Anderson
Name: Joel D. Anderson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas G. Vellios Thomas G. Vellios	Non-Executive Chairman of the Board	March 19, 2020
/s/ Joel D. Anderson Joel D. Anderson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2020
/s/ Kenneth R. Bull Kenneth R. Bull	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 19, 2020
/s/ Kathleen S. Barclay Kathleen S. Barclay	Director	March 19, 2020
/s/ Catherine E. Buggeln Catherine E. Buggeln	Director	March 19, 2020
/s/ Michael F. Devine III Michael F. Devine III	Director	March 19, 2020
/s/ Dinesh Lathi Dinesh Lathi	Director	March 19, 2020
/s/ Richard L. Markee Richard L. Markee	Director	March 19, 2020
/s/ Thomas M. Ryan Thomas M. Ryan	Director	March 19, 2020
/s/ Ronald L. Sargent Ronald L. Sargent	Director	March 19, 2020