Form 10-Q
period 2020-05-02
FIVE BELOW, INC
filed 2020-06-10
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2020.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 9, 2020 was 55,755,961.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	May 2, 2020	February 1, 2020	May 4, 2019
Assets
Current assets:
Cash and cash equivalents	$69,760	$202,490	$220,778
Short-term investment securities	69,220	59,229	67,875
Inventories	367,516	324,028	268,437
Prepaid income taxes and tax receivable	11,974	4,063	1,517
Prepaid expenses and other current assets	54,560	75,903	47,167
Total current assets	573,030	665,713	605,774
Property and equipment, net of accumulated depreciation and amortization of $231,234, $215,071, and $177,885, respectively.	475,646	439,086	319,221
Operating lease assets	867,295	842,988	659,155
Deferred income taxes	4,391	—	4,796
Other assets	12,363	10,874	3,330
	$1,932,725	$1,958,661	$1,592,276

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	137,480	130,242	112,460
Income taxes payable	9,050	9,505	19,263
Accrued salaries and wages	5,212	19,873	7,397
Other accrued expenses	85,377	81,255	72,416
Operating lease liabilities	126,668	110,470	109,339
Total current liabilities	363,787	351,345	320,875
Other long-term liabilities	1,678	1,199	—
Long-term operating lease liabilities	877,495	837,623	635,402
Deferred income taxes	—	8,716	—
Total liabilities	1,242,960	1,198,883	956,277
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,735,417, 55,712,067, and 55,955,893 shares, respectively.	558	557	559
Additional paid-in capital	302,898	322,330	347,943
Retained earnings	386,309	436,891	287,497
Total shareholders’ equity	689,765	759,778	635,999
	$1,932,725	$1,958,661	$1,592,276
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Net sales	$200,899	$364,762
Cost of goods sold	180,438	244,777
Gross profit	20,461	119,985
Selling, general and administrative expenses	92,657	95,516
Operating (loss) income	(72,196)	24,469
Interest income and other, net	143	1,687
(Loss) income before income taxes	(72,053)	26,156
Income tax (benefit) expense	(21,471)	494
Net (loss) income	$(50,582)	$25,662
Basic (loss) income per common share	$(0.91)	$0.46
Diluted (loss) income per common share	$(0.91)	$0.46
Weighted average shares outstanding:
Basic shares	55,723,045	55,899,324
Diluted shares	55,723,045	56,268,586
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity

	Shares	Amount
Balance, February 1, 2020	55,712,067	$557	$322,330	$436,891	$759,778
Share-based compensation benefit	—	—	(3,536)	—	(3,536)
Exercise of options to purchase common stock	2,136	—	65	—	65
Vesting of restricted stock units and performance-based restricted stock units	204,769	2	—	—	2
Common shares withheld for taxes	(46,532)	—	(3,299)	—	(3,299)
Repurchase and retirement of common stock	(137,023)	(1)	(12,662)	—	(12,663)
Net Loss	—	—	—	(50,582)	(50,582)
Balance, May 2, 2020	55,735,417	$558	$302,898	$386,309	$689,765

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity

	Shares	Amount
Balance, February 2, 2019	55,759,048	$557	$352,702	$261,835	$615,094
Share-based compensation expense	—	—	2,822	—	2,822
Issuance of unrestricted stock awards	307	—	45	—	45
Exercise of options to purchase common stock	72,365	1	2,246	—	2,247
Vesting of restricted stock units and performance-based restricted stock units	203,429	2	—	—	2
Common shares withheld for taxes	(79,256)	(1)	(9,872)	—	(9,873)
Net income	—	—	—	25,662	25,662
Balance, May 4, 2019	55,955,893	$559	$347,943	$287,497	$635,999

See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Operating activities:
Net (loss) income	$(50,582)	$25,662
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,188	11,861
Share-based compensation (benefit) expense	(3,526)	2,878
Deferred income tax (benefit) expense	(13,107)	1,330
Other non-cash expenses	225	(5)
Changes in operating assets and liabilities:
Inventories	(43,488)	(24,801)
Prepaid income taxes and tax receivable	(7,911)	(180)
Prepaid expenses and other assets	21,417	12,212
Accounts payable	(342)	8,021
Income taxes payable	(455)	(1,363)
Accrued salaries and wages	(14,661)	(17,189)
Operating leases	32,242	(6,743)
Other accrued expenses	(1,253)	9,147
Net cash (used in) provided by operating activities	(65,253)	20,830
Investing activities:
Purchases of investment securities and other investments	(43,344)	(36,739)
Sales, maturities, and redemptions of investment securities	33,353	54,276
Capital expenditures	(40,028)	(61,713)
Net cash used in investing activities	(50,019)	(44,176)
Financing activities:
Borrowing on note payable under Amended Revolving Credit Facility	50,000	—
Repayment of note payable under Amended Revolving Credit Facility	(50,000)	—
Cash paid for debt financing costs	(1,563)	—
Repurchase and retirement of common stock	(12,663)	—
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	67	2,249
Common shares withheld for taxes	(3,299)	(9,873)
Net cash used in financing activities	(17,458)	(7,624)
Net decrease in cash and cash equivalents	(132,730)	(30,970)
Cash and cash equivalents at beginning of period	202,490	251,748
Cash and cash equivalents at end of period	$69,760	$220,778

Supplemental disclosures of cash flow information:
Non-cash investing activities
Increase (decrease) in accrued purchases of property and equipment	$12,944	$(31,931)
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of May 2, 2020, operated in 36 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, South Carolina, Mississippi, Louisiana, Wisconsin, Oklahoma, Minnesota, California, Arkansas, Iowa, Nebraska, and Arizona. As of May 2, 2020 and May 4, 2019, the Company operated 920 stores and 789 stores, respectively, each operating under the name “Five Below”, and sells merchandise on the internet, through the Company's fivebelow.com e-commerce website.
(b)    Impact of COVID-19
The outbreak of the coronavirus (or COVID-19) has been declared a pandemic by the World Health Organization, has significantly disrupted businesses around the world, and has adversely impacted the Company’s business operations and results of operations for the first quarter of 2020. On March 13, 2020, the President of the United States declared a national emergency as a result of the outbreak in the United States. Federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. Such mandates have required reduction of operating hours and forced temporary closures of certain retailers and other businesses. It is impossible to predict the effect and ultimate impact of the pandemic as the situation continues to evolve.
As a result of these restrictions and out of concern for its customers and employees, the Company temporarily closed all of its stores as of March 20, 2020. The Company began reopening its stores at the end of April in compliance with federal, state and local requirements. As a result of the temporary store closures, the Company withheld store rent for the closure period. The Company has been actively negotiating with its landlords on rent deferrals and abatements related to this closure period and has resumed rent payments for reopened locations. Although the Company expects to favorably resolve these negotiations with its landlords, there can be no assurances in that regard, and all or some of these landlords could claim the Company’s failure to pay rent is a default under its leases. If such claims were made and a significant number of such claims were to prevail, this could have a material adverse impact on the Company's business, financial condition, profitability and cash flows, including future growth.
As of May 2, 2020, 111 stores had reopened to the general public, and as of the date of this filing, approximately 90% of our stores have been reopened to the general public. Additionally, the Company launched a new service, offering curbside pick-up where stores are not otherwise permitted to be open to the public.
While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, the Company expects that its business operations and results of operations, including net sales, earnings and cash flows, will be materially impacted for the foreseeable future, as a result of:
•temporary closure of Company stores;

•	decreased customer traffic in stores, including, without limitation, as the result of limitations on the number of persons permitted in stores at one time by certain local and state regulations;

•	uncertainty of the extent to which customers will maintain purchases through our e-commerce website and through curbside pickup (where stores remain closed to the public);

•
changes in consumer confidence and consumer spending habits, including spending for the merchandise that the Company sells, and negative trends in consumer purchasing patterns due to changes in consumers’ disposable income, credit availability and debt levels;

•	disruption to the Company’s supply chain including the manufacturing, supply, distribution, transportation and delivery of products; and

•	a slowdown in the U.S. and global economies, and an uncertain global economic outlook or a potential credit crisis.
To seek to mitigate the effects of the pandemic and to create financial flexibility, the Company has taken the following actions:

•	a majority of its store and distribution center employees were furloughed in March and the Company covered the cost of health benefits for such furloughed employees through the end of May;

•
the Company implemented a voluntary temporary base salary reduction of 50% for Joel Anderson, its Chief Executive Officer, and a 25% base salary reduction for the remainder of the executive leadership team that reports into Mr. Anderson;

•	its Board of Directors elected to forgo its quarterly cash retainers for the first quarter of 2020;

•	the Company implemented a temporary pay reduction for all salaried corporate associates and certain field and supply chain leadership and delayed annual salary increases for corporate associates;

•	the Company elected to defer the payment of the employer's portion of FICA taxes as allowed by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act;

•
the Company implemented significant non-payroll expense reductions, including advertising, occupancy and other store operating expenses, distribution and corporate office operating expenses, as well as professional and consulting fees;

•
the Company temporarily ceased paying rent on all closed store locations starting in April, is paying rent going forward in connection with store re-openings and plans to negotiate with its landlords on rent adjustments where appropriate for such stores;

•	the Company cancelled certain vendor orders and delayed receipts on others in order to manage inventory levels, and extended payment terms for product and non-product vendors;

•
the Company significantly reduced its 2020 capital expenditure budget, including reducing the number of new stores to be opened in 2020 and delaying purchase and construction of a new Midwest distribution center; and

•	the Company amended its credit facility and increased its line of credit from $50 million to $225 million.
(c)    Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2020" or "fiscal 2020" refer to the period from February 2, 2020 to January 30, 2021, which is a 52-week fiscal year. References to "fiscal year 2019" or "fiscal 2019" refer to the period from February 3, 2019 to February 1, 2020, which is a 52-week fiscal year. The fiscal quarters ended May 2, 2020 and May 4, 2019 refer to the thirteen weeks ended as of those dates.
(d)    Basis of Presentation
The consolidated balance sheets as of May 2, 2020 and May 4, 2019, the consolidated statements of operations for the thirteen weeks ended May 2, 2020 and May 4, 2019, the consolidated statements of shareholders’ equity for the thirteen weeks ended May 2, 2020 and May 4, 2019 and the consolidated statements of cash flows for the thirteen weeks ended May 2, 2020 and May 4, 2019 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended May 2, 2020 and May 4, 2019. The balance sheet as of February 1, 2020, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2019 as filed with the Securities and Exchange Commission on March 19, 2020 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended February 1, 2020 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen weeks ended May 2, 2020 and May 4, 2019 are not necessarily indicative of the consolidated operating results for the year ending January 30, 2021 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.

(e)    Recently Issued Accounting Pronouncements
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
See Note 3 ‘‘Leases’’ for additional information.
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
In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," which addresses certain fair value disclosure requirements, the measurement basis under the measurement alternative and which equity securities have to be remeasured at historical exchange rates. In May 2019, the FASB issued ASU 2019-05, "Financial Instruments - Credit Losses (Topic 326), Targeted Transition Relief," which gives entities the ability to irrevocably elect the fair value option in Subtopic 825-10 for certain existing financial assets upon transition to ASU 2016-13. The effective date of the standards will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and early adoption is permitted for annual periods beginning after December 15, 2018. The new standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align the Company's credit loss methodology with the new standard. The Company adopted the standard on February 2, 2020. The adoption did not impact the Company's financial statements.
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the impact the adoption of ASU 2020-04 will have on its consolidated financial statements.
(f)    Use of Estimates
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
The Company’s financial instruments consist primarily of cash equivalents, short-term investment securities, accounts payable, and borrowings, if any, under a line of credit. The Company believes that: (1) the carrying value of cash equivalents and accounts payable are representative of their respective fair value due to the short-term nature of these instruments; and (2) the carrying value of the borrowings, if any, under the line of credit approximates fair value because the line of credit’s interest rates vary with market interest rates. Under the fair value hierarchy, the fair market values of the short-term investments in corporate bonds are level 1 while the short-term investments in municipal bonds are level 2. The fair market values of level 2 instruments are determined by management with the assistance of a third-party pricing service. Since quoted prices in active markets for identical assets are not available, these prices are determined by the third-party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.
As of May 2, 2020, February 1, 2020, and May 4, 2019, the Company had cash equivalents of $54.0 million, $200.1 million and $188.0 million, respectively. The Company’s cash equivalents consist of credit and debit card receivables, money market funds, and corporate bonds with original maturities of 90 days or less. Fair value for cash equivalents was determined based on level 1 inputs.
As of May 2, 2020, February 1, 2020, and May 4, 2019, the Company's short-term investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of May 2, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$69,220	$—	$33	$69,187
Total	$69,220	$—	$33	$69,187

	As of February 1, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$58,625	$—	$4	$58,621
Municipal bonds	604	—	—	604
Total	$59,229	$—	$4	$59,225

	As of May 4, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$65,451	$—	$23	$65,428
Municipal bonds	2,424	—	1	2,423
Total	$67,875	$—	$24	$67,851

Short-term investment securities as of May 2, 2020, February 1, 2020, and May 4, 2019 all mature in one year or less.
(h)    Prepaid Expenses and Other Current Assets
Prepaid expenses as of May 2, 2020, February 1, 2020, and May 4, 2019 were $14.3 million, $17.2 million, and $16.7 million, respectively. Other current assets as of May 2, 2020, February 1, 2020, and May 4, 2019 were $40.3 million, $58.7 million, and $30.5 million, respectively.
(i)    Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $34.2 million, $28.9 million, and $21.5 million as of May 2, 2020, February 1, 2020, and May 4, 2019, respectively.

(2)	Revenue from Contracts with Customers
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
Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and party and snack (in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	May 2, 2020		May 4, 2019
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$96,353	48.0%	$178,310	48.9%
Fashion and home	67,159	33.4%	109,850	30.1%
Party and snack	37,387	18.6%	76,602	21.0%
Total	$200,899	100.0%	$364,762	100.0%

(3)	Leases
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
The Company’s real estate leases typically contain options that permit renewals for additional periods of up to five years. For real estate leases, except for renewals that generally take the lease to a ten-year term, the options to renew are not considered reasonably certain at lease commencement because the Company reevaluates each lease on a regular basis to consider the economic and strategic benefits of exercising the renewal options, and regularly opens, relocates or closes stores to align with its operating strategy. Therefore, generally, except for renewals that take the lease to a ten-year term, the renewal option periods are not included within the lease term and the associated payments are not included in the measurement of the operating lease asset and operating lease liability as the exercise of such options is not reasonably certain. The Company’s operating lease agreements, including assumed renewals, which are generally those that take the lease to a ten-year term, expire through fiscal 2034. Similarly, renewal options are not included in the lease term for non-real estate leases because they are not considered reasonably certain of being exercised at lease commencement. Leases with an initial term of 12 months or less are not recorded on the balance sheets and lease expense is recognized on a straight-line basis over the term of the short-term lease.
For certain real estate leases, the Company accounts for lease components and nonlease components as a single lease component. Certain real estate leases require additional payments for reimbursement of real estate taxes, common area maintenance and insurance as well as payments based on sales volume, all of which are expensed as incurred as variable lease costs. Other real estate leases contain one fixed lease payment that includes real estate taxes, common area maintenance and insurance. These fixed payments are considered part of the lease payment and included in the operating lease assets and operating lease liabilities.
During the thirteen weeks ended May 2, 2020, the Company committed to 31 new store leases with average terms of approximately 10 years that have future minimum lease payments of approximately $56.6 million.
All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of May 2, 2020 and May 4, 2019, the weighted average remaining lease term for the Company's operating leases is 8.1 years and 7.8 years, respectively, and the weighted average discount rate is 6.5% and 7.6%, respectively.
The following table is a summary of the Company's components for net lease costs (in thousands):

	Thirteen Weeks Ended
Lease Cost	May 2, 2020	May 4, 2019
Operating lease cost	$40,348	$33,099
Variable lease cost	11,343	9,290
Net lease cost*	$51,691	$42,389

* Excludes short-term lease cost, which is immaterial.

The following table summarizes the maturity of lease liabilities under operating leases as of May 2, 2020 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2020	$142,021
2021	171,812
2022	165,066
2023	157,535
2024	146,355
After 2024	502,948
Total lease payments	1,285,737
Less: imputed interest	281,574
Present value of lease liabilities	$1,004,163

The following table summarizes the supplemental cash flow disclosures related to leases (in thousands):

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (1)	$10,322	$29,176
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$60,928	$49,517

(1) Included within operating activities in the Company's Consolidated Statements of Cash Flows.

(4)	(Loss) Income Per Common Share
Basic (loss) income per common share amounts are calculated using the weighted average number of common shares outstanding for the period. Diluted (loss) income per common share amounts are calculated using the weighted average number of common shares outstanding for the period and include the dilutive impact of exercised stock options as well as assumed vesting of restricted stock awards and shares currently available for purchase under the Company's Employee Stock Purchase Plan, using the treasury stock method. Performance-based restricted stock units are considered contingently issuable shares for diluted income per common share purposes and the dilutive impact, if any, is not included in the weighted average shares until the performance conditions are met.
The following table reconciles net (loss) income and the weighted average common shares outstanding used in the computations of basic and diluted (loss) income per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Numerator:
Net (loss) income	$(50,582)	$25,662
Denominator:
Weighted average common shares outstanding - basic	55,723,045	55,899,324
Dilutive impact of options, restricted stock units and employee stock purchase plan	—	369,262
Weighted average common shares outstanding - diluted	55,723,045	56,268,586
Per common share:
Basic (loss) income per common share	$(0.91)	$0.46
Diluted (loss) income per common share	$(0.91)	$0.46

For thirteen weeks ended May 2, 2020, all common stock equivalents related to outstanding stock options and unvested restricted units were excluded from the calculation of diluted net loss per share, as their impact would have been anti-dilutive due to the Company's net loss for the period.

The aforementioned excluded shares do not reflect the impact of any incremental repurchases under the treasury stock method.

(5)	Line of Credit
On March 20, 2020, the Company exercised its right under the Fourth Amended and Restated Loan and Security Agreement, executed on May 10, 2017 (the "Prior Credit Agreement') to increase the aggregate commitments under the Revolving Credit Facility from $20 million to $50 million.
On April 24, 2020, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Fifth Restated Credit Agreement”), among the Company, 1616 Holdings, Inc., a wholly-owned subsidiary of the Company ("1616 Holdings"), and Wells Fargo Bank, National Association as administrative agent (the “Agent”), and other lenders. The Fifth Restated Credit Agreement amends and restates the Prior Credit Agreement which governed the Revolving Credit Facility.
The Fifth Restated Credit Agreement includes a secured asset-based revolving line of credit in the amount of up to $225.0 million (the “Amended Revolving Credit Facility”). Pursuant to the Fifth Restated Credit Agreement, advances under the Amended Revolving Credit Facility are tied to a borrowing base consisting of eligible credit card receivables and inventory, as reduced by certain reserves in effect from time to time. The Amended Revolving Credit Facility expires on the earliest to occur of (i) April 24, 2023 or (ii) an event of default. The Amended Revolving Credit Facility may be increased by up to $150.0 million, subject to certain conditions, including obtaining commitments from one or more lenders. The entire amount of the Amended Revolving Credit Facility is available for the issuance of letters of credit and allows for swingline loans.
The Fifth Restated Credit Agreement provides that the interest rate payable on borrowings shall be, at the Company’s option, a per annum rate equal to (a) a base rate plus an applicable margin ranging from 1.00% to 1.25% or (b) a LIBOR rate plus a margin ranging from 2.00% to 2.25%. Letter of credit fees will range from 2.00% to 2.25%. The interest rate and letter of credit fees under the Fifth Restated Credit Agreement are subject to an increase of 2.00% per annum upon an event of default.
The Fifth Restated Credit Agreement contains customary covenants that limit, absent lender approval, the ability of Company and certain of its affiliates to, among other things, pay cash dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, enter into certain acquisition transactions or transactions with affiliates, merge, dissolve, repay certain indebtedness, change the nature of Company’s business, enter sale or leaseback transactions, make investments or dispose of assets. In some cases, these restrictions are subject to certain negotiated exceptions or permit Company to undertake otherwise restricted activities if it satisfies certain required conditions. In addition, the Company will be required to maintain availability of not less than (i) 15% of the lesser of (x) aggregate commitments under the Amended Revolving Credit Facility and (y) the borrowing base (the "loan cap") prior to a stepdown date (as described below) and (ii) 10% of the loan cap after the stepdown date. The stepdown date is the first date occurring after both (i) the date that 75% of the number of stores as of the closing date of the Amended Revolving Credit Facility have reopened ("store opening date") and (ii) the date occurring at least six months after the store reopening date on which the fixed charge coverage ratio is at least 1.00 to 1.00.
If there exists an event of default or availability under the Amended Revolving Credit Facility is less than 15% of the loan cap, amounts in any of the loan parties’ or subsidiary guarantors' designated deposit accounts will be transferred daily into a blocked account held by the Agent and applied to reduce outstanding amounts under the Amended Revolving Credit Facility (the “Cash Dominion Event”), so long as (i) such event of default has not been waived and/or (ii) until availability has exceeded 15% of the loan cap for sixty (60) consecutive calendar days (provided that such ability to discontinue the Cash Dominion Event shall be limited to two times during the term of the Agreement).
The Fifth Restated Credit Agreement also contains a provision stating that the Company cannot borrow in excess of $50 million under the Amended Revolving Credit Facility at any time the amount of the consolidated cash and cash equivalents of the loan parties (excluding certain long-term investments and certain other items) exceeds $50 million.
The Fifth Restated Credit Agreement contains customary events of default including, among other things, failure to pay obligations when due, initiation of bankruptcy or insolvency proceedings, defaults on certain other indebtedness, change of control, incurrence of certain material judgments that are not stayed, satisfied, bonded or discharged within 30 days, certain ERISA events, invalidity of the credit documents, and violation of affirmative and negative covenants or breach of representations and warranties set forth in the Fifth Restated Credit Agreement. Amounts under the Amended Revolving Credit Facility's may become due upon events of default (subject to any applicable grace or cure periods). Under the Fifth Restated Credit Agreement, all obligations under the Amended Revolving Credit Facility continue to be guaranteed by 1616 Holdings, Inc. and are secured by substantially all of the assets of the Company and 1616 Holdings, Inc.
During the thirteen weeks ended May 2, 2020, the Company borrowed and repaid approximately $50 million from its Amended Revolving Credit Facility. As of May 2, 2020, the Company had no borrowings under the Amended Revolving Credit Facility and had approximately $158.9 million available on the Amended Revolving Credit Agreement.

All obligations under the Amended Revolving Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary. As of May 2, 2020 and May 4, 2019, the Company was in compliance with the covenants applicable to it under the Amended Revolving Credit Facility.

(6)	Commitments and Contingencies
Commitments
Other Contractual Commitments
As of May 2, 2020, the Company has other purchase commitments of approximately $6.2 million consisting of purchase agreements for materials that will be used in the construction of new stores.
During the thirteen weeks ended November 2, 2019, the Company acquired land in Conroe, Texas, to build an approximately 860,000 square foot distribution center to support the Company's anticipated growth. The total cost of the land and building is expected to be approximately $56 million, of which approximately $43 million has been paid through May 2, 2020. The Company expects to occupy the distribution center in Conroe, Texas in 2020.
Contingencies
Legal Matters
The Company is subject to various proceedings, lawsuits, disputes, and claims arising in the ordinary course of the Company's business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against the Company from time to time include commercial, intellectual property, customer, and employment actions, including class action lawsuits. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance. The Company cannot predict with assurance the outcome of actions brought against the Company. Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact income in the quarter of such development, settlement or resolution. If a potential loss arising from these lawsuits, claims and pending actions is probable and reasonably estimable, the Company records the estimated liability based on circumstances and assumptions existing at the time. Although the outcome of these and other claims cannot be predicted with certainty, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's financial condition or results of operations.

(7)	Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2002 Equity Incentive Plan (the “Plan”), the Company’s board of directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7.6 million shares under the Plan. As of May 2, 2020, approximately 3.2 million stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s board of directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity during the thirteen weeks ended May 2, 2020 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance as of February 1, 2020	231,525	$30.92	4.1
Forfeited	(993)	39.30
Exercised	(2,136)	30.62
Balance as of May 2, 2020	228,396	30.89	4.1
Exercisable as of May 2, 2020	228,396	$31.07	4.1

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the thirteen weeks ended May 2, 2020.
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
RSU and PSU activity during the thirteen weeks ended May 2, 2020 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of February 1, 2020	250,352	$79.37	357,166	$66.96
Granted	97,603	90.87	110,837	94.88
Vested	(77,149)	55.68	(127,622)	39.89
Forfeited	(8,358)	85.39	(14,974)	67.60
Non-vested balance as of May 2, 2020	262,448	$90.42	325,407	$87.06

In connection with the vesting of RSUs and PSUs during the thirteen weeks ended May 2, 2020, the Company withheld 46,532 shares with an aggregate value of $3.3 million in satisfaction of minimum tax withholding obligations due upon vesting.
In connection with the vesting of RSUs and PSUs during the thirteen weeks ended May 4, 2019, the Company withheld 79,256 shares with an aggregate value of $9.9 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of May 2, 2020, there was $19.4 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 3.1 years.
Share Repurchase Program
On March 20, 2018, the Company's board of directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company's common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. In fiscal 2019, the Company purchased 337,552 shares under this program at an aggregate cost of approximately $36.9 million, or an average price of $109.27 per share. During the thirteen weeks ended May 2, 2020, the Company purchased 137,023 shares under this program at an aggregate cost of approximately $12.7 million, or an average price of $92.42 per share. Since approval of the share repurchase program in March 2018, the Company has purchased approximately 500,000 shares for an aggregate cost of approximately $50 million. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.

(8)	Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted and signed into law. The CARES Act includes a number of income tax changes, including, but not limited to, (i) permitting taxpayers a five-year carryback period for net operating losses arising in tax years beginning after January 30, 2016 and before January 1, 2021. (ii) temporarily suspending the 80% of taxable income limitation on the use of NOLs for tax years beginning before January 1, 2021, thereby permitting corporate taxpayers to use NOLs to fully offset taxable income in these years regardless of the year in which the net operating loss arose, (iii) accelerating AMT tax credit carryover refunds, (iv) temporarily increasing the allowable business interest deduction from 30% to 50% of adjusted taxable income, and (v) providing a technical correction for depreciation as relates to the definition of qualified improvement property. As a result of the CARES Act, the Company recorded an income tax receivable for the thirteen weeks ended May 2, 2020.
The following table summarizes the Company’s income tax (benefit) expense and effective tax rates for the thirteen weeks ended May 2, 2020 and May 4, 2019 (dollars in thousands):

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
(Loss) income before income taxes	$(72,053)	$26,156
Income tax (benefit) expense	$(21,471)	$494
Effective tax rate	29.8%	1.9%

The effective tax rates for the thirteen weeks ended May 2, 2020 and May 4, 2019 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen weeks ended May 2, 2020 was higher than the thirteen weeks ended May 4, 2019 primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets, and the impact of the CARES Act.
The Company had no material accrual for uncertain tax positions or interest and/or penalties related to income taxes on the Company’s balance sheets as of May 2, 2020, February 1, 2020, or May 4, 2019 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen weeks ended May 2, 2020 or May 4, 2019.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended February 1, 2020 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen weeks ended May 2, 2020 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2020" or "fiscal 2020" refer to the period from February 2, 2020 to January 30, 2021, which is a 52-week fiscal year. References to "fiscal year 2019" or "fiscal 2019" refer to the period from February 3, 2019 to February 1, 2020, which is a 52-week fiscal year. The fiscal quarters ended May 2, 2020 and May 4, 2019 refer to the thirteen weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.
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
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our views as of the date of this report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Part I, Item 1A “Risk Factors” in our Annual Report, as amended by the risk factors included in Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q. These factors include without limitation:

•
uncertainties associated with the Coronavirus (or COVID-19) pandemic, including closures of our stores, adverse impacts on our sales and operations, future impairment charges and the risk of global recession;

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

•	increased operating costs or exposure to fraud or theft due to customer payment-related risks;

•	inability to increase sales and improve the efficiencies, costs and effectiveness of our operations;

•	dependence on our executive officers, senior management and other key personnel or inability to hire additional qualified personnel;

•	inability to successfully manage our inventory balances and inventory shrinkage;

•	inability to meet our lease obligations;

•	the costs and risks of constructing and owning real property;

•	changes in our competitive environment, including increased competition from other retailers and the presence of online retailers;

•	increasing costs due to inflation, increased operating costs, wage rate increases or energy prices;

•	the seasonality of our business;

•	inability to successfully implement our expansion into online retail;

•	disruptions to our information technology systems in the ordinary course or as a result of system upgrades;

•	the impact of damage or interruptions to our technology systems;

•	failure to maintain adequate internal controls;

•	complications with the design or implementation of the new enterprise resource system;

•	natural disasters, adverse weather conditions, pandemic outbreaks (in addition to COVID-19), global political events, war, terrorism or civil unrest;

•	the impact of changes in tax legislation;

•	current economic conditions and other economic factors;

•	the impact of governmental laws and regulations;

•	the impact of changes in accounting standards;

•	the impact to our financial performance related to insurance programs;

•	the costs and consequences of legal proceedings;

•	inability to protect our brand name, trademarks and other intellectual property rights;

•	the costs and liabilities associated with infringement of third-party intellectual property rights;

•	the impact of product and food safety claims and effects of legislation;

•	inability to obtain additional financing, if needed;

•	restrictions imposed by our indebtedness on our current and future operations; and

•	regulations related to conflict minerals.
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
Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiary as "we," "us," or "our") is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, with most priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of May 2, 2020, we operated 920 stores in 36 states. In fall 2018, we began offering an expanded product assortment with prices exceeding $5 in a select number of our stores (with such product offerings branded as "Ten Below" or "JUST WOW"). In addition, in fall 2019, we rolled out new pricing to our full chain, increasing prices on certain products over $5. Most of our products remain at $5 and below.
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
Effect of the COVID-19 Pandemic on our Business and Operations
The outbreak of the coronavirus (or COVID-19) has been declared a pandemic by the World Health Organization, has significantly disrupted businesses around the world, and has adversely impacted our business operations and results of operations for the first quarter of 2020. On March 13, 2020, the President of the United States declared a national emergency as a result of the outbreak in the United States. Federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. Such mandates have required reduction of operating hours and forced temporary closures of non-essential retailers and other businesses. It is impossible to predict the effect and ultimate impact of the pandemic as the situation continues to evolve.
As a result of these restrictions and out of concern for our customers and employees, we temporarily closed all of our stores as of March 20, 2020. We began reopening our stores at the end of April in compliance with federal, state and local requirements. As a result of the temporary store closures, we withheld store rent for the closure period.  We have been actively negotiating with our landlords on rent deferrals and abatements related to this closure period and have resumed rent payments for reopened locations. Although we expect to favorably resolve these negotiations with our landlords, there can be no assurances in that regard, and all or some of these landlords could claim that our failure to pay rent is a default under our leases. If such claims were made and a significant number of such claims were to prevail, this could have a material adverse impact on our business, financial condition, profitability and cash flows, including our future growth.
As of May 2, 2020, 111 stores had been reopened to the general public and as of the date of this filing, approximately 90% of our stores have now been reopened to the general public. Additionally, we launched a new service, offering curbside pick-up, where stores are not otherwise permitted to be reopen to the public.
While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows, will be materially impacted for the foreseeable future, as a result of:

•	temporary closure of our stores;

•	decreased customer traffic in stores, including, without limitation, as the result of limitations on the number of persons permitted in stores at one time by certain local and state regulations;

•	uncertainty of the extent to which customers will maintain purchases through our e-commerce website and through curbside pickup (where stores remain closed to the public);

•
changes in consumer confidence and consumer spending habits, including spending for the merchandise that we sell, and negative trends in consumer purchasing patterns due to changes in consumers’ disposable income, credit availability and debt levels;

•	disruption to our supply chain including the manufacturing, supply, distribution, transportation and delivery of our products; and

•	a slowdown in the U.S. and global economies, and an uncertain global economic outlook or a potential credit crisis.
To seek to mitigate the effects of the pandemic and to create financial flexibility, we have taken the following actions:

•	a majority of our store and distribution center employees were furloughed in March and we covered the cost of health benefits for such furloughed employees through the end of May;

•
we implemented a voluntary temporary base salary reduction of 50% for Joel Anderson, our Chief Executive Officer, and a 25% base salary reduction for the remainder of the executive leadership team that reports into Mr. Anderson;

•	our Board of Directors elected to forgo its quarterly cash retainers for the first quarter of 2020;

•	we implemented a temporary pay reduction for all salaried corporate associates and certain field and supply chain leadership and delayed annual salary increases for corporate associates;

•	we elected to defer the payment of the employer's portion of FICA taxes as allowed by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act;

•
we implemented significant non-payroll expense reductions, including advertising, occupancy and other store operating expenses, distribution and corporate office operating expenses, as well as professional and consulting fees;

•
we temporarily ceased paying rent on all closed store locations starting in April, are paying rent going forward in connection with store re-openings and plan to negotiate with our landlords on rent adjustments where appropriate for such stores;

•	we cancelled certain vendor orders and delayed receipts on others in order to manage inventory levels, and extended payment terms for product and non-product vendors;

•
we significantly reduced our 2020 capital expenditure budget, including reducing the number of new stores to be opened in 2020 and delaying purchase and construction of a new Midwest distribution center; and

•	we amended our credit facility and increased our line of credit from $50 million to $225 million.
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

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$200.9	$364.8
Cost of goods sold	180.4	244.8
Gross profit	20.5	120.0
Selling, general and administrative expenses	92.7	95.5
Operating (loss) income	(72.2)	24.5
Interest income and other, net	0.1	1.7
(Loss) income before income taxes	(72.1)	26.2
Income tax (benefit) expense	(21.5)	0.5
Net (loss) income	$(50.6)	$25.7
Percentage of Net Sales (1):
Net sales	100.0%	100.0%
Cost of goods sold	89.8	67.1
Gross profit	10.2	32.9
Selling, general and administrative expenses	46.1	26.2
Operating (loss) income	(35.9)	6.7
Interest income and other, net	0.1	0.5
(Loss) income before income taxes	(35.9)	7.2
Income tax (benefit) expense	(10.7)	0.1
Net (loss) income	(25.2)%	7.0%
Operational Data:
Total stores at end of period	920	789
Comparable sales growth	(51.8)%	3.1%
Average net sales per store (2)	$0.2	$0.5

(1)	Components may not add to total due to rounding.

(2)	Only includes stores that opened before the beginning of the thirteen weeks ended.

Thirteen Weeks Ended May 2, 2020 Compared to the Thirteen Weeks Ended May 4, 2019
Net Sales
Net sales decreased to $200.9 million in the thirteen weeks ended May 2, 2020 from $364.8 million in the thirteen weeks ended May 4, 2019, a decrease of $163.9 million, or 44.9%. The decrease was primarily the result of the impact of COVID-19 as we temporarily closed all of our stores as of March 20, 2020. We began reopening our stores at the end of April in compliance with federal, state and local requirements. This temporary closure resulted in a 51.8% decrease in comparable sales. We plan to open 100 to 120 net new stores in fiscal 2020.
Cost of Goods Sold and Gross Profit
Cost of goods sold decreased to $180.4 million in the thirteen weeks ended May 2, 2020 from $244.8 million in the thirteen weeks ended May 4, 2019, a decrease of $64.4 million, or 26.3%. The decrease in cost of goods sold was primarily the result of a decrease in merchandise cost of goods, resulting from the decrease in net sales due to the impact of COVID-19 as we temporarily closed all of our stores, partially offset by an increase in store occupancy costs resulting from new store openings.

Gross profit decreased to $20.5 million in the thirteen weeks ended May 2, 2020 from $120.0 million in the thirteen weeks ended May 4, 2019, a decrease of $99.5 million, or 82.9%. Gross margin decreased to 10.2% for the thirteen weeks ended May 2, 2020 from 32.9% for the thirteen weeks ended May 4, 2019. The decrease in gross margin was primarily the result of an increase as a percentage of net sales in store occupancy costs due to the impact of COVID-19 as we temporarily closed all of our stores while still incurring rent expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased to $92.7 million in the thirteen weeks ended May 2, 2020 from $95.5 million in the thirteen weeks ended May 4, 2019, a decrease of $2.8 million, or 3.0%. As a percentage of net sales, selling, general and administrative expenses increased to 46.1% in the thirteen weeks ended May 2, 2020 compared to 26.2% in the thirteen weeks ended May 4, 2019. The decrease in selling, general and administrative expenses was primarily the result of a decrease of $6.6 million in store-related expenses due to the impact of COVID-19 including the temporary closure of all of our stores, furloughing of employees, and other non-payroll expense reductions. These decreases were partially offset by a net increase of $3.8 million primarily in fixed corporate-related expenses, which includes the benefit related to the reversal of certain performance-based stock award accruals.
Income Tax (Benefit) Expense
Income tax benefit increased to $21.5 million in the thirteen weeks ended May 2, 2020 from an income tax expense of $0.5 million in the thirteen weeks ended May 4, 2019, an increase of $22.0 million. The increase in income tax benefit from an income tax expense was primarily due to a decrease of $98.2 million in pre-tax income, which resulted in a pre-tax loss, and discrete items, which includes the impact of the CARES Act partially offset by a reduction of the benefit of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets.
Our effective tax rate for the thirteen weeks ended May 2, 2020 was 29.8% compared to 1.9% in the thirteen weeks ended May 4, 2019. Our effective tax rate for the thirteen weeks ended May 2, 2020 was higher than the comparable period primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," and the impact of the CARES Act.
Net (Loss) Income
As a result of the foregoing, we had a net loss of $50.6 million in the thirteen weeks ended May 2, 2020 compared to $25.7 million of net income in the thirteen weeks ended May 4, 2019, a change of $76.3 million or 297.1%.
Liquidity and Capital Resources
Overview
Cash capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make cash capital expenditures of approximately $200 million in fiscal 2020, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations, cash on hand, and, as needed, borrowings under our Amended Revolving Credit Facility. We expect to incur approximately $50 million of our cash capital expenditure budget in fiscal 2020 to construct and open 100 to 120 net new stores, with the remainder projected to be spent on our distribution facilities (existing and new), store relocations and remodels and our corporate infrastructure.
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

Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on-hand, net cash provided by operating activities and borrowings under our Amended Revolving Credit Facility, as needed, and we expect that funding to continue. When we have used our Amended Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. Although it is not possible to reliably estimate the duration or severity of the COVID-19 pandemic and the resulting financial impact on our results of operations, financial position and liquidity, we have the ability to draw down on our Amended Revolving Credit Facility if and as needed. During the thirteen weeks ended May 2, 2020, we borrowed and repaid approximately $50 million from our Amended Revolving Credit Facility. As of May 2, 2020, we had no borrowings under the Amended Revolving Credit Facility and had approximately $158.9 million available on the line of credit.
On March 20, 2018, our board of directors approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. In fiscal 2019, we purchased 337,552 shares under this program at an aggregate cost of approximately $36.9 million, or an average price of $109.27 per share. During the thirteen weeks ended May 2, 2020, we purchased 137,023 shares under this program at an aggregate cost of approximately $12.7 million, or an average price of $92.42 per share. Since approval of the share repurchase program in March 2018, we have purchased approximately 500,000 shares for an aggregate cost of approximately $50 million. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
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
Although, we began reopening stores at the end of April where permitted in compliance with federal, state, and local requirements, any significant reduction in consumer willingness to visit malls and shopping centers or purchase merchandise using curbside pickup where available, levels of consumer spending at our stores or employee willingness to staff our stores or the temporary closure of our stores or distribution centers relating to the pandemic or its impact on the economy, disruptions in the supply chains related to our products or consumer sentiment or health concerns would result in a further loss of sales and profits and other material adverse effects. The extent to which COVID-19 impact our results, financial position and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic and the actions taken to contain COVID-19 or treat its impact, among others.
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Net cash (used in) provided by operating activities	$(65.3)	$20.8
Net cash used in investing activities	(50.0)	(44.2)
Net cash used in financing activities	(17.5)	(7.6)
Net decrease during period in cash and cash equivalents (1)	$(132.7)	$(31.0)
(1) Components may not add to total due to rounding.

Cash (Used in) Provided by Operating Activities
Net cash used in operating activities for the thirteen weeks ended May 2, 2020 was $65.3 million, an increase of $86.1 million compared to the thirteen weeks ended May 4, 2019. The increase was primarily due to a decrease in operating cash flows from store performance due to the impact of COVID-19 as we temporarily closed all of our stores.

Cash Used in Investing Activities
Net cash used in investing activities for the thirteen weeks ended May 2, 2020 was $50.0 million, an increase of $5.8 million compared to the thirteen weeks ended May 4, 2019. The increase was primarily due to an increase in net purchases of investment securities and other investments partially offset by a decrease in capital expenditures.
Cash Used in Financing Activities
Net cash used in financing activities for the thirteen weeks ended May 2, 2020 was $17.5 million, an increase of $9.9 million compared to the thirteen weeks ended May 4, 2019. The increase was primarily the result of an increase in the repurchase and retirement of common stock partially offset by a decrease in common shares withheld for taxes.
Line of Credit
On April 24, 2020, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Fifth Restated Credit Agreement”), among the Company, 1616 Holdings, Inc., a wholly-owned subsidiary of the Company ("1616 Holdings"), and Wells Fargo Bank, National Association as administrative agent (the “Agent”), and other lenders. The Fifth Restated Credit Agreement amends and restates the Prior Credit Agreement which governed the Revolving Credit Facility.
The Fifth Restated Credit Agreement includes a secured asset-based revolving line of credit in the amount of up to $225.0 million (the “Amended Revolving Credit Facility”). Pursuant to the Fifth Restated Credit Agreement, advances under the Amended Revolving Credit Facility are tied to a borrowing base consisting of eligible credit card receivables and inventory, as reduced by certain reserves in effect from time to time. The Amended Revolving Credit Facility expires on the earliest to occur of (i) April 24, 2023 or (ii) an event of default. The Amended Revolving Credit Facility may be increased by up to $150.0 million, subject to certain conditions, including obtaining commitments from one or more lenders. The entire amount of the Amended Revolving Credit Facility is available for the issuance of letters of credit and allows for swingline loans.
The Fifth Restated Credit Agreement provides that the interest rate payable on borrowings shall be, at the Company’s option, a per annum rate equal to (a) a base rate plus an applicable margin ranging from 1.00% to 1.25% or (b) a LIBOR rate plus a margin ranging from 2.00% to 2.25%. Letter of credit fees will range from 2.00% to 2.25%. The interest rate and letter of credit fees under the Fifth Restated Credit Agreement are subject to an increase of 2.00% per annum upon an event of default.
The Fifth Restated Credit Agreement contains customary covenants that limit, absent lender approval, the ability of Company and certain of its affiliates to, among other things, pay cash dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, enter into certain acquisition transactions or transactions with affiliates, merge, dissolve, repay certain indebtedness, change the nature of Company’s business, enter sale or leaseback transactions, make investments or dispose of assets. In some cases, these restrictions are subject to certain negotiated exceptions or permit Company to undertake otherwise restricted activities if it satisfies certain required conditions. In addition, the Company will be required to maintain availability of not less than (i) 15% of the lesser of (x) aggregate commitments under the Amended Revolving Credit Facility and (y) the borrowing base (the "loan cap") prior to a stepdown date (as described below) and (ii) 10% of the loan cap after the stepdown date. The stepdown date is the first date occurring after both (i) the date that 75% of the number of stores as of the closing date of the Amended Revolving Credit Facility have reopened ("store opening date") and (ii) the date occurring at least six months after the store reopening date on which the fixed charge coverage ratio is at least 1.00 to 1.00.
If there exists an event of default or availability under the Amended Revolving Credit Facility is less than 15% of the loan cap, amounts in any of the loan parties’ or subsidiary guarantors' designated deposit accounts will be transferred daily into a blocked account held by the Agent and applied to reduce outstanding amounts under the Amended Revolving Credit Facility (the “Cash Dominion Event”), so long as (i) such event of default has not been waived and/or (ii) until availability has exceeded 15% of the loan cap for sixty (60) consecutive calendar days (provided that such ability to discontinue the Cash Dominion Event shall be limited to two times during the term of the Agreement).
The Fifth Restated Credit Agreement also contains a provision stating that the Company cannot borrow in excess of $50 million under the Amended Revolving Credit Facility at any time the amount of the consolidated cash and cash equivalents of the loan parties (excluding certain long-term investments and certain other items) exceeds $50 million.
The Fifth Restated Credit Agreement contains customary events of default including, among other things, failure to pay obligations when due, initiation of bankruptcy or insolvency proceedings, defaults on certain other indebtedness, change of control, incurrence of certain material judgments that are not stayed, satisfied, bonded or discharged within 30 days, certain ERISA events, invalidity of the credit documents, and violation of affirmative and negative covenants or breach of representations and warranties set forth in the Fifth Restated Credit Agreement. Amounts under the Amended Revolving Credit Facility's may become due upon events of default (subject to any applicable grace or cure periods).
Under the Fifth Restated Credit Agreement, all obligations under the Amended Revolving Credit Facility continue to be guaranteed by 1616 Holdings, Inc. and are secured by substantially all of the assets of the Company and 1616 Holdings, Inc.

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
From February 2, 2020 to May 2, 2020, we have entered into 31 new fully executed retail leases with average terms of approximately 10 years and other lease modifications that have future minimum lease payments of approximately $56.6 million.
During the thirteen weeks ended November 2, 2019, we acquired land in Conroe, Texas, to build an approximately 860,000 square foot distribution center to support our anticipated growth. The total cost of the land and building is expected to be approximately $56 million, of which approximately $43 million has been paid through May 2, 2020. We expect to occupy the distribution center in Conroe, Texas in 2020.
Off-Balance Sheet Arrangements
For the thirteen weeks ended May 2, 2020, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We also have an Amended Revolving Credit Facility which includes a revolving line of credit, which bears interest at a variable rate. Because our Amended Revolving Credit Facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, which could materially impact our consolidated statements of operations should we have any material borrowings under our Amended Revolving Credit Facility.
As of May 2, 2020, we had approximately $158.9 million available on the line of credit. The Fifth Restated Credit Agreement provides that the interest rate payable on borrowings shall be, at our option, a per annum rate equal to (a) a base rate plus a margin of 1.25% or (b) a LIBOR rate plus a margin of 2.25%. Letter of credit fees will range from 2.00% to 2.25%. The interest rate and letter of credit fees under the Fifth Restated Credit Agreement are subject to an increase of 2.00% per annum upon an event of default. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended May 2, 2020, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
The COVID-19 global pandemic and measures intended to prevent its spread present material uncertainty and risk and have had, and are expected to continue to have, a material adverse impact on our business, results of operations, financial condition and cash flows.
The COVID-19 global pandemic has led governments and other authorities around the world to impose measures intended to control the pandemic’s spread, including restrictions on business operations, freedom of travel, border closings, shelter in place orders, and quarantines. The pandemic and the related preventative and protective actions have adversely impacted the global economy, resulted in unprecedented levels of unemployment, reduced consumer confidence and discretionary consumer spending, disrupted global supply chains, and created significant volatility in financial markets. Moreover, there is significant uncertainty around the scope and duration of the pandemic and of preventative and protective actions taken, or that may in the future be taken, by governmental authorities and other third parties in response to the pandemic.
The pandemic and the related actions have materially adversely impacted our business, results of operations, financial condition and cash flows, including through temporary store closures, reductions in operating hours and decreases in store traffic. The scope and duration of the pandemic and governmental, business and consumer responses to the pandemic may adversely affect, among other aspects of our business:

•	our ability to maintain and increase sales and margins and to execute effectively on our business plans;

•	our ability to identify and respond effectively to changes in consumer preferences and behavior, including decreased consumer discretionary spending;

•	our ability to generated increased sales through our e-commerce website and curbside pickup (where stores remain closed to the public);

•	our ability to receive products from our vendors and to distribute such products to our store locations;

•	our vendors’ ability to manufacture and distribute products to us;

•
our business partners’ ability to operate or manage increases in their operating costs and other supply chain effects that may have an adverse effect on our ability to meet consumer demand and achieve cost targets;

•	our ability to comply with financial covenants in credit agreements and with credit terms in agreements with our suppliers; and

•	our ability to restructure our lease obligations.
Furthermore, as a result of the temporary store closures caused by the COVID-19 pandemic, the Company withheld store rent for the closure period. The Company has been actively negotiating with its landlords on rent deferrals and abatements related to this closure period and has resumed rent payments for re-opened locations. Although the Company expects to favorably resolve these negotiations with its landlords, there can be no assurances in that regard, and all or some of these landlords could claim the Company’s failure to pay rent is a default under its leases and seek remedies such as damages, acceleration of lease payments and/or termination of the subject leases. A successful assertion by the landlords of a breach of a significant number of the Company’s leases could have a material adverse impact on the Company's business, financial condition, profitability and cash flows, including future growth.
The extent of the impact of the pandemic on our business will depend on future developments, including the duration and scope of the pandemic and measures taken to prevent its spread, which are uncertain and cannot be predicted. Although no impairment charges were recorded during the first quarter May 2, 2020, we may be required to record impairment charges on our assets as a result of the pandemic in future periods.
Any of the negative impacts of the pandemic, including those described above, alone or in combination with others, may exacerbate many of the risk factors discussed in Part I - Item 1A - "Risk Factors," of our Annual Report on Form 10-K for the year ended February 1, 2020. The full extent to which the pandemic will negatively affect our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities businesses and consumers in response to the pandemic.

The following risk factor appearing in Part I, Item 1A, on page 25, of our Annual Report on Form 10-K for the year ended February 1, 2020, is hereby amended and supplemented to read in full as follows:
We are exposed to the risk of natural disasters, adverse weather conditions, pandemic outbreaks, global political events, war, terrorism or civil unrest that could disrupt business and result in lower sales, increased operating costs and capital expenditures.
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
In addition, we operate in markets that may be susceptible to pandemic outbreaks or terrorist acts, and our operations may be affected by disruptive national or global political events, such as civil unrest in areas where our stores are located or in countries in which our vendors are located or products are manufactured.
Our business may be harmed if our ability to sell and distribute products is impacted by any such events, any of which could influence customer trends and purchases and may negatively impact our net sales, properties or operations. Such events could result in physical damage to one or more of our properties, theft of merchandise, the temporary closure of some or all of our stores or distribution centers, the temporary lack of an adequate work force in a market, temporary or long-term disruption in the transport of goods, decreases in transportation capacity, increases in transportation costs, delay in the delivery of goods to our distribution centers or stores, disruption of our technology support or information systems, or fuel shortages or dramatic increases in fuel prices, which increase the cost of doing business. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage. Any of these factors, or combination thereof, could adversely affect our operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the information with respect to repurchases of our common stock for the thirteen weeks ended May 2, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
Fourth Quarter 2019				$61,128,219
February 2, 2020 - February 29, 2020	—	$—	—	$61,128,219
March 1, 2020 - April 4, 2020	137,023	$92.42	137,023	$48,465,158
April 5, 2020 - May 2, 2020	—	$—	—	$48,465,158
First Quarter 2020	137,023	$92.42	137,023	$48,465,158
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

101*
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2020, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of May 2, 2020, February 1, 2020 and May 4, 2019; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended May 2, 2020 and May 4, 2019; (iii) the Unaudited Consolidated Statements of Shareholders’ Equity for the Thirteen Weeks Ended May 2, 2020 and May 4, 2019; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 2, 2020 and May 4, 2019 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

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

FIVE BELOW, INC.

Date: June 10, 2020	/s/ Joel D. Anderson
Joel D. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: June 10, 2020	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)