Form 10-Q
period 2020-08-01
FIVE BELOW, INC
filed 2020-09-03
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2020.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 2, 2020 was 55,841,598.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	August 1, 2020	February 1, 2020	August 3, 2019
Assets
Current assets:
Cash and cash equivalents	$160,338	$202,490	$178,800
Short-term investment securities	41,670	59,229	90,325
Inventories	294,057	324,028	272,689
Prepaid income taxes and tax receivable	15,496	4,063	10,853
Prepaid expenses and other current assets	58,965	75,903	52,436
Total current assets	570,526	665,713	605,103
Property and equipment, net of accumulated depreciation and amortization of $244,453, $215,071, and $187,070, respectively	505,299	439,086	337,193
Operating lease assets	911,631	842,988	709,325
Deferred income taxes	—	—	2,924
Long-term investment securities	—	—	1,043
Other assets	12,791	10,874	3,830
	$2,000,247	$1,958,661	$1,659,418

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	121,372	130,242	108,667
Income taxes payable	775	9,505	593
Accrued salaries and wages	18,992	19,873	14,218
Other accrued expenses	90,117	81,255	83,876
Operating lease liabilities	134,937	110,470	98,507
Total current liabilities	366,193	351,345	305,861
Other long-term liabilities	1,540	1,199	—
Long-term operating lease liabilities	908,554	837,623	701,621
Deferred income taxes	5	8,716	—
Total liabilities	1,276,292	1,198,883	1,007,482
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,837,096, 55,712,067, and 55,851,643 shares, respectively.	559	557	558
Additional paid-in capital	307,506	322,330	335,050
Retained earnings	415,890	436,891	316,328
Total shareholders’ equity	723,955	759,778	651,936
	$2,000,247	$1,958,661	$1,659,418
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	$426,110	$417,400	$627,009	$782,162
Cost of goods sold	286,271	271,229	466,709	516,006
Gross profit	139,839	146,171	160,300	266,156
Selling, general and administrative expenses	106,697	110,142	199,354	205,658
Operating income (loss)	33,142	36,029	(39,054)	60,498
Interest (expense) income and other (expense) income, net	(500)	1,512	(357)	3,199
Income (loss) before income taxes	32,642	37,541	(39,411)	63,697
Income tax expense (benefit)	3,061	8,710	(18,410)	9,204
Net income (loss)	$29,581	$28,831	$(21,001)	$54,493
Basic income (loss) per common share	$0.53	$0.52	$(0.38)	$0.97
Diluted income (loss) per common share	$0.53	$0.51	$(0.38)	$0.97
Weighted average shares outstanding:
Basic shares	55,786,823	55,950,733	55,844,418	55,930,313
Diluted shares	55,966,840	56,294,109	55,844,418	56,286,632
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, February 1, 2020	55,712,067	$557	$322,330	$436,891	$759,778
Share-based compensation benefit	—	—	(3,536)	—	(3,536)
Exercise of options to purchase common stock	2,136	—	65	—	65
Vesting of restricted stock units and performance-based restricted stock units	204,769	2	—	—	2
Common shares withheld for taxes	(46,532)	—	(3,299)	—	(3,299)
Repurchase and retirement of common stock	(137,023)	(1)	(12,662)	—	(12,663)
Net loss	—	—	—	(50,582)	(50,582)
Balance, May 2, 2020	55,735,417	$558	$302,898	$386,309	$689,765
Share-based compensation expense	—	—	2,416	—	2,416
Issuance of unrestricted stock awards	584	—	64	—	64
Exercise of options to purchase common stock	83,814	1	2,196	—	2,197
Vesting of restricted stock units and performance-based restricted stock units	18,030	—	—	—	—
Common shares withheld for taxes	(2,885)	—	(297)	—	(297)
Issuance of common stock to employees under employee stock purchase plan	2,136	—	229	—	229
Net income	—	—	—	29,581	29,581
Balance, August 1, 2020	55,837,096	$559	$307,506	$415,890	$723,955

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

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
Operating activities:
Net (loss) income	$(21,001)	$54,493
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	33,200	25,459
Share-based compensation (benefit) expense	(1,033)	5,986
Deferred income tax (benefit) expense	(8,711)	3,202
Other non-cash expenses (income)	1,278	(58)
Changes in operating assets and liabilities:
Inventories	29,971	(29,053)
Prepaid income taxes and tax receivable	(11,433)	(9,516)
Prepaid expenses and other assets	21,631	6,442
Accounts payable	(13,965)	6,502
Income taxes payable	(8,730)	(20,033)
Accrued salaries and wages	(881)	(10,368)
Operating leases	26,755	(1,579)
Other accrued expenses	14,381	15,567
Net cash provided by operating activities	61,462	47,044
Investing activities:
Purchases of investment securities and other investments	(48,344)	(95,753)
Sales, maturities, and redemptions of investment securities	60,903	89,797
Capital expenditures	(100,652)	(100,139)
Net cash used in investing activities	(88,093)	(106,095)
Financing activities:
Borrowing on note payable under Amended Revolving Credit Facility	50,000	—
Repayment of note payable under Amended Revolving Credit Facility	(50,000)	—
Cash paid for credit facility financing costs	(1,755)	—
Net proceeds from issuance of common stock	229	195
Repurchase and retirement of common stock	(12,663)	(6,878)
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	2,264	2,934
Common shares withheld for taxes	(3,596)	(10,148)
Net cash used in financing activities	(15,521)	(13,897)
Net decrease in cash and cash equivalents	(42,152)	(72,948)
Cash and cash equivalents at beginning of period	202,490	251,748
Cash and cash equivalents at end of period	$160,338	$178,800

Supplemental disclosures of cash flow information:
Non-cash investing activities
Decrease in accrued purchases of property and equipment	$(106)	$(38,842)
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1) Summary of Significant Accounting Policies
(a)Description of Business
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of August 1, 2020, operated in 38 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, South Carolina, Mississippi, Louisiana, Wisconsin, Oklahoma, Minnesota, California, Arkansas, Iowa, Nebraska, Arizona, Nevada and Colorado. As of August 1, 2020 and August 3, 2019, the Company operated 982 stores and 833 stores, respectively, each operating under the name “Five Below,” and sells merchandise on the internet, through the Company's fivebelow.com e-commerce website.
(b) Impact of COVID-19
As a result of the coronavirus (or COVID-19) pandemic, federal, state and local governments and private entities mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. Such mandates required reduction of operating hours and forced temporary closures of certain retailers and other businesses. It is impossible to predict the effect and ultimate impact of the pandemic and measures taken to control the spread, as the situation continues to evolve.
As a result of these restrictions and out of concern for its customers and employees, the Company temporarily closed all of its stores as of March 20, 2020. The Company began reopening its stores at the end of April in compliance with federal, state and local requirements. As a result of the temporary store closures, the Company withheld store rent for the closure period. With respect to the substantial majority of the Company's lease portfolio, the Company has either resumed rent payments or has agreed to rent deferrals and abatements related to this closure period with landlords. As a result, the Company does not expect that its prior rent withholdings or the associated deferrals and abatements agreed upon with landlords will have a material adverse impact on the Company's business, financial condition and results of future operations.
As of the end of June, the Company had reopened substantially all of its stores to the general public. Additionally, the Company launched a new service, offering curbside pick-up in the event any store is not otherwise permitted to reopen to the public.
While the ultimate health and economic impact of the COVID-19 pandemic are highly uncertain, the Company expects that its business operations and results of operations, including net sales, earnings and cash flows, may be materially impacted for the foreseeable future, as a result of:
•temporary closures of Company stores;
•decreased customer traffic in stores, including, without limitation, as the result of limitations on the number of persons permitted in stores at one time by certain local and state regulations;
•uncertainty of the extent to which customers will maintain purchases through our e-commerce website and through curbside pickup (where stores remain closed to the public);
•changes in consumer confidence and consumer spending habits, including spending for the merchandise that the Company sells, and negative trends in consumer purchasing patterns due to changes in consumers’ disposable income, credit availability and debt levels;
•disruption to the Company’s supply chain including the manufacturing, supply, distribution, transportation and delivery of products;
•increased safety measures for the Company's employees and customers at the Company's stores, distribution centers and home office; and
•a slowdown in the U.S. and global economies, and an uncertain global economic outlook or a potential credit crisis.

To seek to mitigate the effects of the pandemic and to create financial flexibility, the Company has taken the following actions:
•a majority of its store and distribution center employees were furloughed in March and the Company covered the cost of health benefits for such furloughed employees through the end of May;
•the Company implemented a voluntary temporary base salary reduction of 50% for Joel Anderson, its Chief Executive Officer, and a 25% base salary reduction for the remainder of the executive leadership team that reports into Mr. Anderson. This compensation has been reinstated now that substantially all of the Company's stores have reopened;
•its Board of Directors elected to forgo its quarterly cash retainers for the first quarter of 2020;
•the Company implemented a temporary pay reduction for all salaried corporate associates and certain field and supply chain leadership (that has been reinstated now that substantially all of our stores have reopened) and delayed annual salary increases for corporate associates;
•as permitted by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, the Company has applied for payroll tax credits with the IRS, and elected to defer the payment of the employer's portion of FICA taxes;
•the Company implemented significant non-payroll expense reductions, including advertising, occupancy and other store operating expenses, distribution and corporate office operating expenses, as well as professional and consulting fees;
•the Company temporarily ceased paying rent on all closed store locations;
•the Company cancelled certain vendor orders and delayed receipts on others in order to manage inventory levels, and extended payment terms for product and non-product vendors;
•the Company significantly reduced its 2020 capital expenditure budget, including reducing the number of new stores to be opened in 2020 and delaying the purchase and construction of a new Midwest distribution center;
•the Company amended its credit facility and increased its line of credit from $50 million to $225 million; and
•the Company evolved its product mix to meet the needs of its customers by adding to its assortment of essential products, including consumables (such as cleaning and personal hygiene products), food and drink, fitness products, pet accessories, and products needed to support work-from-home and school-from-home.
(c) Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2020" or "fiscal 2020" refer to the period from February 2, 2020 to January 30, 2021, which is a 52-week fiscal year. References to "fiscal year 2019" or "fiscal 2019" refer to the period from February 3, 2019 to February 1, 2020, which is a 52-week fiscal year. The fiscal quarters ended August 1, 2020 and August 3, 2019 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended August 1, 2020 and August 3, 2019 refer to the twenty-six weeks ended as of those dates.

(d) Basis of Presentation
The consolidated balance sheets as of August 1, 2020 and August 3, 2019, the consolidated statements of operations for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019, the consolidated statements of shareholders’ equity for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019 and the consolidated statements of cash flows for the twenty-six weeks ended August 1, 2020 and August 3, 2019 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended August 1, 2020 and August 3, 2019. The balance sheet as of February 1, 2020, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2019 as filed with the Securities and Exchange Commission on March 19, 2020 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended February 1, 2020 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019 are not necessarily indicative of the consolidated operating results for the year ending January 30, 2021 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.
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
As of August 1, 2020, February 1, 2020, and August 3, 2019, the Company had cash equivalents of $144.1 million, $200.1 million and $167.9 million, respectively. The Company’s cash equivalents consist of credit and debit card receivables, money market funds, and corporate bonds with original maturities of 90 days or less. Fair value for cash equivalents was determined based on level 1 inputs.
As of August 1, 2020, February 1, 2020, and August 3, 2019, the Company's investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of August 1, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$41,670	$65	$—	$41,735
Total	$41,670	$65	$—	$41,735

	As of February 1, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$58,625	$—	$4	$58,621
Municipal bonds	604	—	—	604
Total	$59,229	$—	$4	$59,225

	As of August 3, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$89,018	$7	$—	$89,025
Municipal bonds	1,307	1	—	1,308
Total	$90,325	$8	$—	$90,333

Long-term:
Corporate bonds	$1,043	$—	$—	$1,043
Total	$1,043	$—	$—	$1,043
Short-term investment securities as of August 1, 2020, February 1, 2020, and August 3, 2019 all mature in one year or less. Long-term investment securities as of August 3, 2019 all mature after one year but in less than three years.
(h) Prepaid Expenses and Other Current Assets
Prepaid expenses as of August 1, 2020, February 1, 2020, and August 3, 2019 were $18.8 million, $17.2 million, and $19.6 million, respectively. Other current assets as of August 1, 2020, February 1, 2020, and August 3, 2019 were $40.2 million, $58.7 million, and $32.8 million, respectively.
(i) Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $23.7 million, $28.9 million, and $16.8 million as of August 1, 2020, February 1, 2020, and August 3, 2019, respectively.
(2)Revenue from Contracts with Customers
Revenue Transactions
Revenue from store operations is recognized at the point of sale when control of the product is transferred to the customer at such time. Internet sales, through the Company's fivebelow.com e-commerce website, are recognized when the consumer receives the product as control transfers upon delivery. Returns subsequent to the period end are immaterial; accordingly, no significant reserve has been recorded. Gift card sales to customers are initially recorded as liabilities and recognized as sales upon redemption for merchandise or as breakage revenue in proportion to the pattern of redemption of the gift cards by the customer in net sales.
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

Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and party and snack (in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	August 1, 2020		August 3, 2019
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$206,362	48.4%	$220,703	52.9%
Fashion and home	156,665	36.8%	122,105	29.3%
Party and snack	63,083	14.8%	74,592	17.8%
Total	$426,110	100.0%	$417,400	100.0%

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020		August 3, 2019
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$302,712	48.3%	$399,023	51.0%
Fashion and home	223,843	35.7%	231,953	29.7%
Party and snack	100,454	16.0%	151,186	19.3%
Total	$627,009	100.0%	$782,162	100.0%
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
In response to the COVID-19 pandemic, certain of the Company's landlords have agreed to temporary rent concessions. These rent concessions generally relate to abatements and deferrals of certain rent payments for April, May, June and July until future periods. Additional negotiations of payment terms are still in process.

In accordance with the Financial Accounting Standards Board's recent staff guidance regarding rent concessions related to the effects of the COVID-19 pandemic, the Company has elected to account for the concessions agreed to by landlords that do not result in a substantial increase in the obligations of the lessee as if the enforceable rights and obligations for those concessions existed in the original lease agreements and the Company has elected to not remeasure the related lease liabilities and right-of-use assets. For qualifying rent abatement concessions, the Company has recorded negative variable lease expense for the amount of the concession during the period of relief, and for qualifying deferrals of rental payments, the Company has recognized a non-interest bearing payable in lieu of recognizing a decrease in cash for the lease payment that would have been made based on the original terms of the lease agreement, which will be reduced when the deferred payment is made in the future.
During the thirteen weeks ended August 1, 2020, the Company committed to 25 new store leases with average terms of approximately 10 years that have future minimum lease payments of approximately $53.1 million.
All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of August 1, 2020 and August 3, 2019, the weighted average remaining lease term for the Company's operating leases was 8.0 years and 7.6 years, respectively, and the weighted average discount rate was 6.6% and 7.4%, respectively.
The following table is a summary of the Company's components for net lease costs (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Lease Cost	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Operating lease cost	$42,273	$35,319	$82,621	$69,031
Variable lease cost	10,619	9,922	21,962	19,212
Net lease cost*	$52,892	$45,241	$104,583	$88,243

* Excludes short-term lease cost, which is immaterial.

The following table summarizes the maturity of lease liabilities under operating leases as of August 1, 2020 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2020	$105,576
2021	180,002
2022	173,153
2023	165,692
2024	154,702
After 2024	551,316
Total lease payments	1,330,441
Less: imputed interest	286,950
Present value of lease liabilities	$1,043,491

The following table summarizes the supplemental cash flow disclosures related to leases (in thousands):

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (1)	$57,311	$61,984
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$118,189	$119,853

(1) Included within operating activities in the Company's Consolidated Statements of Cash Flows.

(4) Income (Loss) Per Common Share
Basic income (loss) per common share amounts are calculated using the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share amounts are calculated using the weighted average number of common shares outstanding for the period and include the dilutive impact of exercised stock options as well as assumed vesting of restricted stock awards and shares currently available for purchase under the Company's Employee Stock Purchase Plan, using the treasury stock method. Performance-based restricted stock units are considered contingently issuable shares for diluted income per common share purposes and the dilutive impact, if any, is not included in the weighted average shares until the performance conditions are met.
The following table reconciles net income (loss) and the weighted average common shares outstanding used in the computations of basic and diluted income (loss) per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Numerator:
Net income (loss)	$29,581	$28,831	$(21,001)	$54,493
Denominator:
Weighted average common shares outstanding - basic	55,786,823	55,950,733	55,844,418	55,930,313
Dilutive impact of options, restricted stock units and employee stock purchase plan	180,017	343,376	—	356,319
Weighted average common shares outstanding - diluted	55,966,840	56,294,109	55,844,418	56,286,632
Per common share:
Basic income (loss) per common share	$0.53	$0.52	$(0.38)	$0.97
Diluted income (loss) per common share	$0.53	$0.51	$(0.38)	$0.97
The effects of the assumed vesting of restricted stock units for 7,837 shares of common stock for the thirteen weeks ended August 1, 2020 were excluded from the calculation of diluted net income per share, as their impact would have been anti-dilutive.
For twenty-six weeks ended August 1, 2020, all common stock equivalents related to outstanding stock options and unvested restricted units were excluded from the calculation of diluted net loss per share, as their impact would have been anti-dilutive due to the Company's net loss for the period.
The aforementioned excluded shares do not reflect the impact of any incremental repurchases under the treasury stock method.
(5)Line of Credit
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
During the thirteen weeks ended May 2, 2020, the Company borrowed and repaid approximately $50 million from its Amended Revolving Credit Facility. As of August 1, 2020, the Company had no borrowings under the Amended Revolving Credit Facility and had approximately $148.0 million available on the Amended Revolving Credit Agreement.
All obligations under the Amended Revolving Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary. As of August 1, 2020 and August 3, 2019, the Company was in compliance with the covenants applicable to it under the Amended Revolving Credit Facility.
(6)Commitments and Contingencies
Commitments
Other Contractual Commitments
As of August 1, 2020, the Company has other purchase commitments of approximately $5.1 million consisting of purchase agreements for materials that will be used in the construction of new stores.
During the thirteen weeks ended November 2, 2019, the Company acquired land in Conroe, Texas, to build an approximately 860,000 square foot distribution center to support the Company's anticipated growth. The total amount paid for the land and building was approximately $56 million. The Company began operating the distribution center in July 2020.
During the thirteen weeks ended August 1, 2020, the Company acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot distribution center to support the Company's anticipated growth. The total cost of the land and building is expected to be approximately $65 million, of which approximately $9 million has been paid through August 1, 2020. The Company expects to occupy the distribution center in Buckeye, Arizona in the second half of 2021.

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
(7)Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2002 Equity Incentive Plan (the “Plan”), the Company’s board of directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7.6 million shares under the Plan. As of August 1, 2020, approximately 2.8 million stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s board of directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity during the twenty-six weeks ended August 1, 2020 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance as of February 1, 2020	231,525	$30.92	4.1
Forfeited	(1,179)	36.95
Exercised	(85,950)	26.31
Balance as of August 1, 2020	144,396	33.61	4.5
Exercisable as of August 1, 2020	144,396	$33.61	4.5

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the twenty-six weeks ended August 1, 2020.
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

RSU and PSU activity during the twenty-six weeks ended August 1, 2020 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of February 1, 2020	250,352	$79.37	357,166	$66.96
Granted	118,292	94.50	110,837	94.88
Vested	(95,179)	65.30	(127,622)	39.89
Forfeited	(18,581)	85.60	(22,152)	74.08
Non-vested balance as of August 1, 2020	254,884	$91.19	318,229	$87.04
In connection with the vesting of RSUs and PSUs during the twenty-six weeks ended August 1, 2020, the Company withheld 49,417 shares with an aggregate value of $3.6 million in satisfaction of minimum tax withholding obligations due upon vesting.
In connection with the vesting of RSUs and PSUs during the twenty-six weeks ended August 3, 2019, the Company withheld 81,366 shares with an aggregate value of $10.1 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of August 1, 2020, there was $18.9 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.9 years.
Share Repurchase Program
On March 20, 2018, the Company's board of directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company's common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. In fiscal 2019, the Company purchased 337,552 shares under this program at an aggregate cost of approximately $36.9 million, or an average price of $109.27 per share. During the thirteen weeks ended May 2, 2020, the Company purchased 137,023 shares under this program at an aggregate cost of approximately $12.7 million, or average price of $92.42 per share. During the thirteen weeks ended August 1, 2020, the Company did not execute any share repurchases. Since approval of the share repurchase program in March 2018, the Company has purchased approximately 500,000 shares for an aggregate cost of approximately $50 million. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
(8)Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted and signed into law. The CARES Act includes a number of income tax changes, including, but not limited to, (i) permitting taxpayers a five-year carryback period for net operating losses ("NOLs") arising in tax years beginning after December 31, 2017 and before January 1, 2021. (ii) temporarily suspending the 80% of taxable income limitation on the use of NOLs for tax years beginning before January 1, 2021, thereby permitting corporate taxpayers to use NOLs to fully offset taxable income in these years regardless of the year in which the net operating loss arose, (iii) accelerating AMT tax credit carryover refunds, (iv) temporarily increasing the allowable business interest deduction from 30% to 50% of adjusted taxable income, and (v) providing a technical correction for depreciation as relates to the definition of qualified improvement property. As a result of the CARES Act, the Company recorded an income tax receivable for the thirteen and twenty-six weeks ended August 1, 2020.
The following table summarizes the Company’s income tax expense (benefit) and effective tax rates for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019 (dollars in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Income (loss) before income taxes	$32,642	$37,541	$(39,411)	$63,697
Income tax expense (benefit)	$3,061	$8,710	$(18,410)	$9,204
Effective tax rate	9.4%	23.2%	46.7%	14.4%
The effective tax rates for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen weeks ended August 1, 2020 was lower than the thirteen weeks ended August 3, 2019 primarily due to discrete items, which includes the impact of the CARES Act and the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations. The effective tax rate for the twenty-six weeks ended August 1, 2020 was higher than the twenty-six weeks ended August 3, 2019 primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," and the impact of the CARES Act.
The Company had no material accrual for uncertain tax positions or interest and/or penalties related to income taxes on the Company’s balance sheets as of August 1, 2020, February 1, 2020, or August 3, 2019 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen and twenty-six weeks ended August 1, 2020 or August 3, 2019.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended February 1, 2020 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen and twenty-six weeks ended August 1, 2020 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2020" or "fiscal 2020" refer to the period from February 2, 2020 to January 30, 2021, which is a 52-week fiscal year. References to "fiscal year 2019" or "fiscal 2019" refer to the period from February 3, 2019 to February 1, 2020, which is a 52-week fiscal year. The fiscal quarters ended August 1, 2020 and August 3, 2019 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended August 1, 2020 and August 3, 2019 refer to the twenty-six weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our views as of the date of this report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Part I, Item 1A “Risk Factors” in our Annual Report, as amended by the risk factors included in Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q. These factors include without limitation:
•uncertainties associated with the Coronavirus (or COVID-19) pandemic, including closures of our stores, adverse impacts on our sales and operations, future impairment charges and the risk of global recession;
•failure to successfully implement our growth strategy;
•disruptions in our ability to select, obtain, distribute and market merchandise profitably;
•reliance on merchandise manufactured outside of the United States;
•the direct and indirect impact of recent and potential tariffs imposed and proposed by the United States on foreign imports, including, without limitation, the tariffs themselves, any counter-measures thereto and any indirect effects on consumer discretionary spending, which could increase the cost to us of certain products, lower our margins, increase our import related expenses, and reduce consumer spending for discretionary items, each of which could have a material adverse effect on our business, financial condition and results of future operations;
•the impact of price increases, such as, a reduction in our unit sales, damage to our reputation with our customers, and our becoming less competitive in the marketplace;
•dependence on the volume of traffic to our stores and website;
•inability to attract and retain qualified employees;
•inability to successfully build, operate or expand our distribution centers or network capacity;
•disruptions to our distribution network or the timely receipt of inventory;
•extreme weather conditions in the areas in which our stores are located could negatively affect our business and results of operations;
•the risks of cyberattacks or other cyber incidents, such as the failure to secure customers' confidential or credit card information, or other private data relating to our employees or our company, including the costs associated with protection against or remediation of such incidents;
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
•the costs and risks of constructing and owning real property;
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
•natural disasters, adverse weather conditions, pandemic outbreaks (in addition to COVID-19), global political events, war, terrorism or civil unrest;
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
•the costs and liabilities associated with infringement of third-party intellectual property rights;
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
Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiary as "we," "us," or "our") is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, with most priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of August 1, 2020, we operated 982 stores in 38 states. In fall 2018, we began offering an expanded product assortment with prices exceeding $5 in a select number of our stores. In addition, in fall 2019, we rolled out new pricing to our full chain, increasing prices on certain products over $5. Most of our products remain at $5 and below.
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

Effect of the COVID-19 Pandemic on our Business and Operations
As a result of the coronavirus (or COVID-19) pandemic federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. Such mandates required reduction of operating hours and forced temporary closures of non-essential retailers and other businesses. It is impossible to predict the effect and ultimate impact of the pandemic as the situation continues to evolve.
As a result of these restrictions and out of concern for our customers and employees, we temporarily closed all of our stores as of March 20, 2020. We began reopening our stores at the end of April in compliance with federal, state and local requirements. As a result of the temporary store closures, we withheld store rent for the closure period. With respect to the substantial majority of our lease portfolio, we have either resumed rent payments or agreed to rent deferrals and abatements related to this closure period with landlords. As a result, we do not expect that our prior rent withholdings or the associated deferrals and abatements agreed upon with landlords will have a material adverse impact on our business, financial condition and results of future operations.
As of the end of June, the Company had reopened substantially all of its stores to the general public. Additionally, we launched a new service, offering curbside pick-up in the event any store is not otherwise permitted to reopen to the public.
While the ultimate health and economic impact of the COVID-19 pandemic are highly uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows, may be materially impacted for the foreseeable future, as a result of:
•temporary closures of our stores;
•decreased customer traffic in stores, including, without limitation, as the result of limitations on the number of persons permitted in stores at one time by certain local and state regulations;
•uncertainty of the extent to which customers will maintain purchases through our e-commerce website and through curbside pickup (where stores remain closed to the public);
•changes in consumer confidence and consumer spending habits, including spending for the merchandise that we sell, and negative trends in consumer purchasing patterns due to changes in consumers’ disposable income, credit availability and debt levels;
•disruption to our supply chain including the manufacturing, supply, distribution, transportation and delivery of our products;
•increased safety measures for our employees and customers at our stores, distribution centers and home office; and
•a slowdown in the U.S. and global economies, and an uncertain global economic outlook or a potential credit crisis.
To seek to mitigate the effects of the pandemic and to create financial flexibility, we have taken the following actions:
•a majority of our store and distribution center employees were furloughed in March and we covered the cost of health benefits for such furloughed employees through the end of May;
•we implemented a voluntary temporary base salary reduction of 50% for Joel Anderson, our Chief Executive Officer, and a 25% base salary reduction for the remainder of the executive leadership team that reports into Mr. Anderson. This compensation has been reinstated now that substantially all of our stores have reopened;
•our Board of Directors elected to forgo its quarterly cash retainers for the first quarter of 2020;
•we implemented a temporary pay reduction for all salaried corporate associates and certain field and supply chain leadership (that has been reinstated now that substantially all of our stores have reopened) and delayed annual salary increases for corporate associates;
•as permitted by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, we have applied for payroll tax credits with the IRS, and elected to defer the payment of the employer's portion of FICA taxes;
•we implemented significant non-payroll expense reductions, including advertising, occupancy and other store operating expenses, distribution and corporate office operating expenses, as well as professional and consulting fees;
•we temporarily ceased paying rent on all closed store locations;
•we cancelled certain vendor orders and delayed receipts on others in order to manage inventory levels, and extended payment terms for product and non-product vendors;

•we significantly reduced our 2020 capital expenditure budget, including reducing the number of new stores to be opened in 2020 and delaying purchase and construction of a new Midwest distribution center;
•we amended our credit facility and increased our line of credit from $50 million to $225 million; and
•we evolved our product mix to meet the needs of our customers by adding to our assortment of essential products, including consumables (such as cleaning and personal hygiene products), food and drink, fitness products, pet accessories, and products needed to support work-from-home and school-from-home.
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
Comparable Sales
Comparable sales include net sales from stores that have been open for at least 15 full months from their opening date, and e-commerce sales. Comparable stores include the following:
•Stores that have been remodeled while remaining open;
•Stores that have been relocated within the same trade area, to a location that is not significantly different in size, in which the new store opens at about the same time as the old store closes; and
•Stores that have expanded, but are not significantly different in size, within their current locations.
For stores that are relocated or expanded, the following periods are excluded when calculating comparable sales:
•The period beginning when the closing store receives its last merchandise delivery from one of our distribution centers through:
▪the last day of the fiscal year in which the store was relocated or expanded (for stores that increased significantly in size); or
▪the last day of the fiscal month in which the store re-opens (for all other stores); and
•The period beginning on the first anniversary of the date the store received its last merchandise delivery from one of our distribution centers through the first anniversary of the date the store re-opened.
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

Measuring the change in fiscal year-over-year comparable sales allows us to evaluate how we are performing. Various factors affect comparable sales, including:
•consumer preferences, buying trends and overall economic trends;
•our ability to identify and respond effectively to customer preferences and trends;
•our ability to provide an assortment of high-quality, trend-right and everyday product offerings that generate new and repeat visits to our stores;
•the customer experience we provide in our stores and online;
•the level of traffic near our locations in the power, community and lifestyle centers in which we operate;
•competition;
•changes in our merchandise mix;
•pricing;
•our ability to source and distribute products efficiently;
•the timing of promotional events and holidays;
•the timing of introduction of new merchandise and customer acceptance of new merchandise;
•our opening of new stores in the vicinity of existing stores;
•the number of items purchased per store visit;
•weather conditions; and
•the impacts associated with the COVID-19 pandemic, including closures of our stores, adverse impacts on our operations, and consumer sentiment regarding discretionary spending.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$426.1	$417.4	$627.0	$782.2
Cost of goods sold	286.3	271.2	466.7	516.0
Gross profit	139.8	146.2	160.3	266.2
Selling, general and administrative expenses	106.7	110.1	199.4	205.7
Operating income (loss)	33.1	36.0	(39.1)	60.5
Interest (expense) income and other (expense) income, net	(0.5)	1.5	(0.4)	3.2
Income (loss) before income taxes	32.6	37.5	(39.4)	63.7
Income tax expense (benefit)	3.1	8.7	(18.4)	9.2
Net income (loss)	$29.6	$28.8	$(21.0)	$54.5
Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.2	65.0	74.4	66.0
Gross profit	32.8	35.0	25.6	34.0
Selling, general and administrative expenses	25.0	26.4	31.8	26.3
Operating income (loss)	7.8	8.6	(6.2)	7.7
Interest income and other, net	(0.1)	0.4	(0.1)	0.4
Income (loss) before income taxes	7.7	9.0	(6.3)	8.1
Income tax expense (benefit)	0.7	2.1	(2.9)	1.2
Net income (loss)	6.9%	6.9%	(3.3)%	7.0%
Operational Data:
Total stores at end of period	982	833	982	833
Comparable sales (decrease) increase	(12.2)%	1.4%	(31.0)%	2.2%
Average net sales per store (2)	$0.4	$0.5	$0.7	$1.0

(1)Components may not add to total due to rounding.
(2)Only includes stores that opened before the beginning of the thirteen weeks ended and twenty-six weeks ended.
Thirteen Weeks Ended August 1, 2020 Compared to the Thirteen Weeks Ended August 3, 2019
Net Sales
Net sales increased to $426.1 million in the thirteen weeks ended August 1, 2020 from $417.4 million in the thirteen weeks ended August 3, 2019, an increase of $8.7 million, or 2.1%. We began reopening our stores at the end of April in compliance with federal, state and local requirements, and as of the end of June, the Company had reopened substantially all of its stores to the general public. This temporary closure resulted in a 12.2% decrease in comparable sales. We plan to open 110 to 120 net new stores in fiscal 2020.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $286.3 million in the thirteen weeks ended August 1, 2020 from $271.2 million in the thirteen weeks ended August 3, 2019, an increase of $15.1 million, or 5.5%. The increase in cost of goods sold was primarily the result of increases in store occupancy costs resulting from new store openings and merchandise cost of goods sold.
Gross profit decreased to $139.8 million in the thirteen weeks ended August 1, 2020 from $146.2 million in the thirteen weeks ended August 3, 2019, a decrease of $6.4 million, or 4.3%. Gross margin decreased to 32.8% for the thirteen weeks ended August 1, 2020 from 35.0% for the thirteen weeks ended August 3, 2019. The decrease in gross margin was primarily the result of increases as a percentage of net sales in store occupancy costs due to the impact of COVID-19 as we temporarily closed all of our stores while still incurring rent expense and merchandise cost of goods sold.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased to $106.7 million in the thirteen weeks ended August 1, 2020 from $110.1 million in the thirteen weeks ended August 3, 2019, a decrease of $3.4 million, or 3.1%. As a percentage of net sales, selling, general and administrative expenses decreased to 25.0% in the thirteen weeks ended August 1, 2020 compared to 26.4% in the thirteen weeks ended August 3, 2019. The decrease in selling, general and administrative expenses was primarily the result of a decrease of $6.3 million in store-related expenses due to the impact of COVID-19 including the temporary closure of all of our stores, furloughing of employees, and other non-payroll expense reductions. These decreases were partially offset by a net increase of $2.9 million primarily in fixed corporate-related expenses, which includes the benefit related to the CARES Act.
Income Tax Expense
Income tax expense decreased to $3.1 million in the thirteen weeks ended August 1, 2020 from $8.7 million in the thirteen weeks ended August 3, 2019, a decrease of $5.6 million. The decrease in income tax expense was primarily due to discrete items, which includes the impact of the CARES Act and the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations.
Our effective tax rate for the thirteen weeks ended August 1, 2020 was 9.4% compared to 23.2% in the thirteen weeks ended August 3, 2019. Our effective tax rate for the thirteen weeks ended August 1, 2020 was lower than the comparable prior year period primarily due to discrete items, which includes the impact of the CARES Act and the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Net Income
As a result of the foregoing, net income increased to $29.6 million in the thirteen weeks ended August 1, 2020 from $28.8 million in the thirteen weeks ended August 3, 2019, an increase of $0.8 million or 2.6%.
Twenty-Six Weeks Ended August 1, 2020 Compared to the Twenty-Six Weeks Ended August 3, 2019
Net Sales
Net sales decreased to $627.0 million in the twenty-six weeks ended August 1, 2020 from $782.2 million in the twenty-six weeks ended August 3, 2019, a decrease of $155.2 million, or 19.8%. The decrease was primarily the result of the impact of COVID-19 as we temporarily closed all of our stores as of March 20, 2020. We began reopening our stores at the end of April in compliance with federal, state and local requirements, and as of the end of June, the Company had reopened substantially all of its stores to the general public. This temporary closure resulted in a 31.0% decrease in comparable sales. We plan to open 110 to 120 net new stores in fiscal 2020.

Cost of Goods Sold and Gross Profit
Cost of goods sold decreased to $466.7 million in the twenty-six weeks ended August 1, 2020 from $516.0 million in the twenty-six weeks ended August 3, 2019, a decrease of $49.3 million, or 9.6%. The decrease in cost of goods sold was primarily the result of a decrease in merchandise cost of goods sold, resulting from the decrease in net sales due to the impact of COVID-19 as we temporarily closed all of our stores, partially offset by an increase in store occupancy costs resulting from new store openings.
Gross profit decreased to $160.3 million in the twenty-six weeks ended August 1, 2020 from $266.2 million in the twenty-six weeks ended August 3, 2019, a decrease of $105.9 million, or 39.8%. Gross margin decreased to 25.6% for the twenty-six weeks ended August 1, 2020 from 34.0% for the twenty-six weeks ended August 3, 2019. The decrease in gross margin was primarily the result of increases as a percentage of net sales in store occupancy costs due to the impact of COVID-19 as we temporarily closed all of our stores while still incurring rent expense and merchandise cost of goods sold.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased to $199.4 million in the twenty-six weeks ended August 1, 2020 from $205.7 million in the twenty-six weeks ended August 3, 2019, a decrease of $6.3 million, or 3.1%. As a percentage of net sales, selling, general and administrative expenses increased to 31.8% in the twenty-six weeks ended August 1, 2020 compared to 26.3% in the twenty-six weeks ended August 3, 2019. The decrease in selling, general and administrative expenses was primarily the result of a decrease of $12.9 million in store-related expenses due to the impact of COVID-19 including the temporary closure of all of our stores, furloughing of employees, and other non-payroll expense reductions. These decreases were partially offset by a net increase of $6.6 million primarily in fixed corporate-related expenses, which includes the benefit related to the CARES Act and the reversal of certain performance-based stock award accruals.
Income Tax (Benefit) Expense
Income tax benefit increased to $18.4 million in the twenty-six weeks ended August 1, 2020 from an income tax expense of $9.2 million in the twenty-six weeks ended August 3, 2019, an increase of $27.6 million. The increase in income tax benefit from an income tax expense was primarily due to a decrease of $103.1 million in pre-tax income, which resulted in a pre-tax loss, and discrete items, which includes the impact of the CARES Act partially offset by a reduction of the benefit of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Our effective tax rate for the twenty-six weeks ended August 1, 2020 was 46.7% compared to 14.4% in the twenty-six weeks ended August 3, 2019. Our effective tax rate for the twenty-six weeks ended August 1, 2020 was higher than the comparable prior year period primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," and the impact of the CARES Act.
Net (Loss) Income
As a result of the foregoing, we had a net loss of $21.0 million in the twenty-six weeks ended August 1, 2020 compared to a net income of $54.5 million in the twenty-six weeks ended August 3, 2019, a change of $75.5 million or 138.5%.
Liquidity and Capital Resources
Overview
Cash capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make cash capital expenditures of approximately $200 million in fiscal 2020, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations, cash on hand, and, as needed, borrowings under our Amended Revolving Credit Facility. We expect to incur approximately $50 million of our cash capital expenditure budget in fiscal 2020 to construct and open 110 to 120 net new stores, with the remainder projected to be spent on our distribution facilities (existing and new), store relocations and remodels and our corporate infrastructure.
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

Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on-hand, net cash provided by operating activities and borrowings under our Amended Revolving Credit Facility, as needed, and we expect that funding to continue. When we have used our Amended Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. Although it is not possible to reliably estimate the duration or severity of the COVID-19 pandemic and the resulting financial impact on our results of operations, financial position and liquidity, we have the ability to draw down on our Amended Revolving Credit Facility if and as needed. During the thirteen weeks ended May 2, 2020, we borrowed and repaid approximately $50 million from our Amended Revolving Credit Facility. As of August 1, 2020, we had no borrowings under the Amended Revolving Credit Facility and had approximately $148.0 million available on the line of credit.
On March 20, 2018, our board of directors approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. In fiscal 2019, we purchased 337,552 shares under this program at an aggregate cost of approximately $36.9 million, or an average price of $109.27 per share. During the thirteen weeks ended May 2, 2020, we purchased 137,023 shares under this program at an aggregate cost of approximately $12.7 million, or average price of $92.42 per share. During the thirteen weeks ended August 1, 2020, we did not execute any share repurchases. Since approval of the share repurchase program in March 2018, we have purchased approximately 500,000 shares for an aggregate cost of approximately $50 million. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
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
Although, we began reopening stores at the end of April where permitted in compliance with federal, state, and local requirements, any significant reduction in consumer willingness to visit malls and shopping centers or purchase merchandise using curbside pickup where available, levels of consumer spending at our stores or employee willingness to staff our stores or the temporary closure of our stores or distribution centers relating to the pandemic or its impact on the economy, disruptions in the supply chains related to our products or consumer sentiment or health concerns would result in a further loss of sales and profits and other material adverse effects. In order to mitigate the negative impact on our liquidity, management took several short term and long term actions, including the following:
•we cancelled certain vendor orders and delayed receipts on others in order to manage inventory levels, and extended payment terms for product and non-product vendors;
•we amended our credit facility and increased our line of credit from $50 million to $225 million;
•we implemented significant non-payroll expense reductions, including advertising, occupancy and other store operating expenses, distribution and corporate office operating expenses, as well as professional and consulting fees;
•we significantly reduced our 2020 capital expenditure budget, including reducing the number of new stores to be opened in 2020 and delaying purchase and construction of a new Midwest distribution center; and
•as permitted by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, we have applied for payroll tax credits with the IRS, and elected to defer the payment of the employer's portion of FICA taxes.
The extent to which COVID-19 impact our results, financial position and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic and the actions taken to contain COVID-19 or treat its impact, among others.

Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
Net cash provided by operating activities	$61.5	$47.0
Net cash used in investing activities	(88.1)	(106.1)
Net cash used in financing activities	(15.5)	(13.9)
Net decrease during period in cash and cash equivalents (1)	$(42.2)	$(72.9)
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for the twenty-six weeks ended August 1, 2020 was $61.5 million, an increase of $14.5 million compared to the twenty-six weeks ended August 3, 2019. The increase was primarily due to changes in working capital and a decrease in income taxes paid partially offset by a decrease in operating cash flows from store performance due to the impact of COVID-19 as we temporarily closed all of our stores.
Cash Used in Investing Activities
Net cash used in investing activities for the twenty-six weeks ended August 1, 2020 was $88.1 million, a decrease of $18.0 million compared to the twenty-six weeks ended August 3, 2019. The decrease was primarily due to an increase in net sales, maturities and redemptions of investment securities.
Cash Used in Financing Activities
Net cash used in financing activities for the twenty-six weeks ended August 1, 2020 was $15.5 million, an increase of $1.6 million compared to the twenty-six weeks ended August 3, 2019. The increase was primarily the result of increases in the repurchase and retirement of common stock and cash paid for debt financing costs partially offset by a decrease in common shares withheld for taxes.
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
From February 2, 2020 to August 1, 2020, we have entered into 56 new fully executed retail leases with average terms of approximately 10 years and other lease modifications that have future minimum lease payments of approximately $109.7 million.
During the thirteen weeks ended November 2, 2019, we acquired land in Conroe, Texas, to build an approximately 860,000 square foot distribution center to support our anticipated growth. The total amount paid for the land and building was approximately $56 million. We began operating the distribution center in July 2020.
During the thirteen weeks ended August 1, 2020, we acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot distribution center to support our anticipated growth. The total cost of the land and building is expected to be approximately $65 million, of which approximately $9 million has been paid through August 1, 2020. We expect to occupy the distribution center in Buckeye, Arizona in the second half of 2021.

Off-Balance Sheet Arrangements
For the thirteen weeks ended August 1, 2020, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of August 1, 2020, we had approximately $148.0 million available on the line of credit. The Fifth Restated Credit Agreement provides that the interest rate payable on borrowings shall be, at our option, a per annum rate equal to (a) a base rate plus a margin of 1.25% or (b) a LIBOR rate plus a margin of 2.25%. Letter of credit fees will range from 2.00% to 2.25%. The interest rate and letter of credit fees under the Fifth Restated Credit Agreement are subject to an increase of 2.00% per annum upon an event of default. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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

Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended August 1, 2020, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Risk factors that affect our business and financial results are discussed in Part I, Item 1A "Risk Factors” in our Annual Report and in Part II, Item IA "Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended May 2, 2020. The following risk factor represents an update to the risk factors previously disclosed. You should carefully consider the risks described below and in our Annual Report and our most recent Quarterly Report, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report and our most recent Quarterly Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
The COVID-19 global pandemic and measures intended to prevent its spread present material uncertainty and risk and have had, and are expected to continue to have, a material adverse impact on our business, results of operations, financial condition and cash flows.
The COVID-19 global pandemic that began in the first quarter of 2020 has recently surged in many parts of the United States as many state-imposed stay-at home orders lapsed during the second quarter of 2020. The pandemic has led governments and other authorities to impose measures intended to control the pandemic’s spread, including restrictions on business operations, freedom of travel, border closings, shelter in place orders, and quarantines. The pandemic and the related preventative and protective actions have adversely impacted the global economy, resulted in unprecedented levels of unemployment, reduced consumer confidence and discretionary consumer spending, disrupted global supply chains, and created significant volatility in financial markets.
The pandemic and the related actions have materially adversely impacted our business, results of operations, financial condition and cash flows, including through temporary store closures, reductions in operating hours and decreases in store traffic. The scope and duration of the pandemic and governmental, business and consumer responses to the pandemic may adversely affect, among other aspects of our business:
•our ability to maintain and increase sales and margins and to execute effectively on our business plans;
•our ability to identify and respond effectively to changes in consumer preferences and behavior, including decreased consumer discretionary spending;
•our ability to implement and maintain safety measures to keep our employees and customers safe;
•our ability to generate increased sales through our e-commerce website and curbside pickup (in the event any store is required to be closed to the public);
•our ability to receive products from our vendors and to distribute such products to our store locations;
•our vendors’ ability to manufacture and distribute products to us;
•our business partners’ ability to operate or manage increases in their operating costs and other supply chain effects that may have an adverse effect on our ability to meet consumer demand and achieve cost targets;
•our ability to comply with financial covenants in credit agreements and with credit terms in agreements with our suppliers; and
•our ability to restructure our lease obligations.
As a result of the temporary store closures due to the COVID-19 pandemic, we withheld store rent for the closure period. With respect to the substantial majority of our lease portfolio, we have either resumed rent payments or agreed to rent deferrals and abatements related to this closure period with landlords. If, in response to additional store closures, were to decide to withhold rent, all or some of our landlords could claim that our failure to pay rent is a default under our leases and seem remedies such as damages, acceleration of lease payments and/or termination of the subject leases. A successful assertion by the landlords of a breach of a significant number of our leases could have a material adverse impact on our business, financial condition, profitability and cash flows.
The extent of the impact of the pandemic on our business will depend on future developments, including the duration and scope of the pandemic and measures taken to prevent its spread, which are uncertain and cannot be predicted. Although no impairment charges were recorded during the second quarter August 1, 2020, we may be required to record impairment charges on our assets as a result of the pandemic in future periods.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits

No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2020, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of August 1, 2020, February 1, 2020 and August 3, 2019; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks Ended August 1, 2020 and August 3, 2019; (iii) the Unaudited Consolidated Statements of Shareholders’ Equity for the Thirteen and Twenty-Six Weeks Ended August 1, 2020 and August 3, 2019; (iv) the Unaudited Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 1, 2020 and August 3, 2019 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

104*	Coverage Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

*	Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE BELOW, INC.

Date: September 3, 2020	/s/ Joel D. Anderson
Joel D. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: September 3, 2020	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)