Form 10-Q
period 2020-10-31
FIVE BELOW, INC
filed 2020-12-03
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of December 2, 2020 was 55,871,672.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	October 31, 2020	February 1, 2020	November 2, 2019
Assets
Current assets:
Cash and cash equivalents	$117,045	$202,490	$77,496
Short-term investment securities	96,749	59,229	54,072
Inventories	430,200	324,028	419,340
Prepaid income taxes and tax receivable	18,090	4,063	16,396
Prepaid expenses and other current assets	50,194	75,903	58,666
Total current assets	712,278	665,713	625,970
Property and equipment, net of accumulated depreciation and amortization of $260,888, $215,071, and $200,306, respectively.	522,214	439,086	400,129
Operating lease assets	928,739	842,988	794,350
Deferred income taxes	—	—	2,283
Other assets	12,265	10,874	11,019
	$2,175,496	$1,958,661	$1,833,751

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	237,647	130,242	188,061
Income taxes payable	1,031	9,505	831
Accrued salaries and wages	22,164	19,873	11,773
Other accrued expenses	99,489	81,255	91,304
Operating lease liabilities	136,513	110,470	105,834
Total current liabilities	496,844	351,345	397,803
Other long-term liabilities	1,918	1,199	1,250
Long-term operating lease liabilities	922,784	837,623	789,307
Deferred income taxes	4,408	8,716	—
Total liabilities	1,425,954	1,198,883	1,188,360
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,866,590, 55,712,067, and 55,671,943 shares, respectively.	559	557	556
Additional paid-in capital	312,668	322,330	318,318
Retained earnings	436,315	436,891	326,517
Total shareholders’ equity	749,542	759,778	645,391
	$2,175,496	$1,958,661	$1,833,751
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	$476,614	$377,438	$1,103,623	$1,159,600
Cost of goods sold	325,514	258,756	792,223	774,762
Gross profit	151,100	118,682	311,400	384,838
Selling, general and administrative expenses	126,851	105,997	326,205	311,655
Operating income (loss)	24,249	12,685	(14,805)	73,183
Interest (expense) income and other (expense) income, net	(660)	753	(1,017)	3,952
Income (loss) before income taxes	23,589	13,438	(15,822)	77,135
Income tax expense (benefit)	3,164	3,249	(15,246)	12,453
Net income (loss)	$20,425	$10,189	$(576)	$64,682
Basic income (loss) per common share	$0.37	$0.18	$(0.01)	$1.16
Diluted income (loss) per common share	$0.36	$0.18	$(0.01)	$1.15
Weighted average shares outstanding:
Basic shares	55,851,780	55,672,796	56,004,072	55,855,526
Diluted shares	56,099,328	56,019,736	56,004,072	56,208,718
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, February 1, 2020	55,712,067	$557	$322,330	$436,891	$759,778
Share-based compensation benefit	—	—	(3,536)	—	(3,536)
Exercise of options to purchase common stock	2,136	—	65	—	65
Vesting of restricted stock units and performance-based restricted stock units	204,769	2	—	—	2
Common shares withheld for taxes	(46,532)	—	(3,299)	—	(3,299)
Repurchase and retirement of common stock	(137,023)	(1)	(12,662)	—	(12,663)
Net loss	—	—	—	(50,582)	(50,582)
Balance, May 2, 2020	55,735,417	$558	$302,898	$386,309	$689,765
Share-based compensation expense	—	—	2,416	—	2,416
Issuance of unrestricted stock awards	584	—	64	—	64
Exercise of options to purchase common stock	83,814	1	2,196	—	2,197
Vesting of restricted stock units and performance-based restricted stock units	18,030	—	—	—	—
Common shares withheld for taxes	(2,885)	—	(297)	—	(297)
Issuance of common stock to employees under employee stock purchase plan	2,136	—	229	—	229
Net income	—	—	—	29,581	29,581
Balance, August 1, 2020	55,837,096	$559	$307,506	$415,890	$723,955
Share-based compensation expense	—	—	4,538	—	4,538
Issuance of unrestricted stock awards	477	—	64	—	64
Exercise of options to purchase common stock	25,864	—	753	—	753
Vesting of restricted stock units and performance-based restricted stock units	4,657	—	—	—	—
Common shares withheld for taxes	(1,504)	—	(193)	—	(193)
Net income	—	—	—	20,425	20,425
Balance, October 31, 2020	55,866,590	$559	$312,668	$436,315	$749,542

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

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
Operating activities:
Net (loss) income	$(576)	$64,682
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	50,919	39,894
Share-based compensation expense	3,582	9,446
Deferred income tax (benefit) expense	(4,308)	3,843
Other non-cash expenses	1,643	75
Changes in operating assets and liabilities:
Inventories	(106,172)	(175,704)
Prepaid income taxes and tax receivable	(14,027)	(15,059)
Prepaid expenses and other assets	30,784	326
Accounts payable	110,970	78,372
Income taxes payable	(8,474)	(19,795)
Accrued salaries and wages	2,291	(12,813)
Operating leases	25,453	9,660
Other accrued expenses	29,221	18,928
Net cash provided by operating activities	121,306	1,855
Investing activities:
Purchases of investment securities and other investments	(120,033)	(103,055)
Sales, maturities, and redemptions of investment securities	77,513	127,093
Capital expenditures	(149,270)	(156,350)
Net cash used in investing activities	(191,790)	(132,312)
Financing activities:
Borrowing on note payable under Amended Revolving Credit Facility	50,000	—
Repayment of note payable under Amended Revolving Credit Facility	(50,000)	—
Cash paid for credit facility financing costs	(1,755)	—
Net proceeds from issuance of common stock	229	195
Repurchase and retirement of common stock	(12,663)	(36,885)
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	3,017	3,186
Common shares withheld for taxes	(3,789)	(10,291)
Net cash used in financing activities	(14,961)	(43,795)
Net decrease in cash and cash equivalents	(85,445)	(174,252)
Cash and cash equivalents at beginning of period	202,490	251,748
Cash and cash equivalents at end of period	$117,045	$77,496

Supplemental disclosures of cash flow information:
Non-cash investing activities
Decrease in accrued purchases of property and equipment	$13,870	$17,547
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of October 31, 2020, operated in 38 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, South Carolina, Mississippi, Louisiana, Wisconsin, Oklahoma, Minnesota, California, Arkansas, Iowa, Nebraska, Arizona, Nevada and Colorado. As of October 31, 2020 and November 2, 2019, the Company operated 1,018 stores and 894 stores, respectively, each operating under the name “Five Below,” and sells merchandise on the internet, through the Company's fivebelow.com e-commerce website.
(b)    Impact of COVID-19
As a result of the coronavirus (or COVID-19) pandemic in the first half of 2020, federal, state and local governments and private entities mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus, of which many have been eliminated or lessened over time. Such mandates required reduction of operating hours and forced temporary closures of certain retailers and other businesses. The COVID-19 pandemic has recently surged in many parts of the United States, which may lead to the imposition of new federal, state and local restrictions. It is impossible to predict the effect and ultimate impact of the pandemic and measures taken to control the spread, as the situation continues to evolve.
As a result of these restrictions and out of concern for its customers and employees, the Company temporarily closed all of its stores as of March 20, 2020. The Company began reopening its stores at the end of April in compliance with federal, state and local requirements. As a result of the temporary store closures, the Company withheld store rent for the closure period. With respect to virtually all of the Company's lease portfolio, the Company has either resumed rent payments or has agreed to rent deferrals and abatements related to this closure period with landlords. As a result, the Company does not expect that its prior rent withholdings or the associated deferrals and abatements agreed upon with landlords will have a material adverse impact on the Company's business, financial condition and results of future operations.
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
•uncertainty of the extent to which customers will maintain purchases through our e-commerce website and through curbside pickup (if and where any stores are closed to the public);
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
•the Company implemented a voluntary temporary base salary reduction of 50% for Joel Anderson, its Chief Executive Officer, and a 25% base salary reduction for the remainder of the executive leadership team that reports into Mr. Anderson. This compensation was reinstated in the second quarter of 2020 after substantially all of the Company’s stores were reopened;
•its Board of Directors elected to forgo its quarterly cash retainers for the first quarter of 2020;
•the Company implemented a temporary pay reduction for all salaried corporate employees and certain field and supply chain leadership (that has been reinstated now that substantially all of the Company's stores have reopened) and delayed annual salary increases for corporate employees;
•as permitted by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, the Company has applied for and received payroll tax credits with the IRS, and elected to defer the payment of the employer's portion of FICA taxes;
•the Company implemented significant temporary non-payroll expense reductions, including advertising, occupancy and other store operating expenses, distribution and corporate office operating expenses, as well as professional and consulting fees;
•the Company temporarily ceased paying rent on all closed store locations; as discussed above, we have since resumed rent payments and/or agreed to lease modifications with virtually all of our landlords;
•the Company cancelled certain vendor orders and delayed receipts on others in order to manage inventory levels, and extended payment terms for product and non-product vendors, although we have since returned to more normalized payment terms;
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
Depending on future developments with respect to the COVID-19 pandemic, including any new federal, state and local governmental restrictions that may be imposed, the Company may determine to reinstate any of the foregoing mitigation measures or take any additional steps that we consider necessary.
(c)    Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2020" or "fiscal 2020" refer to the period from February 2, 2020 to January 30, 2021, which is a 52-week fiscal year. References to "fiscal year 2019" or "fiscal 2019" refer to the period from February 3, 2019 to February 1, 2020, which is a 52-week fiscal year. The fiscal quarters ended October 31, 2020 and November 2, 2019 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended October 31, 2020 and November 2, 2019 refer to the thirty-nine weeks ended as of those dates.

(d)    Basis of Presentation
The consolidated balance sheets as of October 31, 2020 and November 2, 2019, the consolidated statements of operations for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019, the consolidated statements of shareholders’ equity for the thirty-nine weeks ended October 31, 2020 and November 2, 2019 and the consolidated statements of cash flows for the thirty-nine weeks ended October 31, 2020 and November 2, 2019 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended October 31, 2020 and November 2, 2019. The balance sheet as of February 1, 2020, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2019 as filed with the Securities and Exchange Commission on March 19, 2020 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended February 1, 2020 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019 are not necessarily indicative of the consolidated operating results for the year ending January 30, 2021 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.
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
As of October 31, 2020, February 1, 2020, and November 2, 2019, the Company had cash equivalents of $104.7 million, $200.1 million and $64.3 million, respectively. The Company’s cash equivalents consist of credit and debit card receivables, money market funds, and corporate bonds with original maturities of 90 days or less. Fair value for cash equivalents was determined based on level 1 inputs.
As of October 31, 2020, February 1, 2020, and November 2, 2019, the Company's investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of October 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$78,516	$—	$43	$78,473
Municipal bonds	18,233	—	7	18,226
Total	$96,749	$—	$50	$96,699

	As of February 1, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$58,625	$—	$4	$58,621
Municipal bonds	604	—	—	604
Total	$59,229	$—	$4	$59,225

	As of November 2, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$53,996	$48	$—	$54,044
Municipal bonds	76	—	—	76
Total	$54,072	$48	$—	$54,120
Short-term investment securities as of October 31, 2020, February 1, 2020, and November 2, 2019 all mature in one year or less.
(h)    Prepaid Expenses and Other Current Assets
Prepaid expenses as of October 31, 2020, February 1, 2020, and November 2, 2019 were $17.7 million, $17.2 million, and $18.8 million, respectively. Other current assets as of October 31, 2020, February 1, 2020, and November 2, 2019 were $32.5 million, $58.7 million, and $39.9 million, respectively.
(i)    Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $18.6 million, $28.9 million, and $30.6 million as of October 31, 2020, February 1, 2020, and November 2, 2019, respectively.
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
The transaction price for the Company’s sales is based on the item’s stated price. To the extent that the Company charges customers for shipping and handling on e-commerce sales, the Company records such amounts in net sales. Shipping and handling costs, which include fulfillment and shipping costs related to the Company's e-commerce operations, are included in costs of goods sold. The Company has chosen the pronouncement's policy election, which allows it to exclude all sales taxes from net sales in the accompanying consolidated statements of operations.

Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and party and snack (in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	October 31, 2020		November 2, 2019
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$221,970	46.6%	$188,627	50.0%
Fashion and home	176,867	37.1%	120,636	32.0%
Party and snack	77,777	16.3%	68,175	18.0%
Total	$476,614	100.0%	$377,438	100.0%

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020		November 2, 2019
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$524,719	47.5%	$587,649	50.7%
Fashion and home	400,679	36.3%	352,593	30.4%
Party and snack	178,225	16.2%	219,358	18.9%
Total	$1,103,623	100.0%	$1,159,600	100.0%
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
In response to the COVID-19 pandemic, certain of the Company's landlords have agreed to temporary rent concessions. These rent concessions generally relate to abatements and deferrals of certain rent payments for April through October until future periods. Additional negotiations of payment terms are still in process.

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
During the thirteen weeks ended October 31, 2020, the Company committed to 37 new store leases with average terms of approximately 10 years that have future minimum lease payments of approximately $83.0 million.
All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of October 31, 2020 and November 2, 2019, the weighted average remaining lease term for the Company's operating leases was 8.0 years and 7.9 years, respectively, and the weighted average discount rate was 6.6% and 7.0%, respectively.
The following table is a summary of the Company's components for net lease costs (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Lease Cost	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Operating lease cost	$43,584	$37,549	$126,205	$106,580
Variable lease cost	11,977	10,422	33,939	29,634
Net lease cost*	$55,561	$47,971	$160,144	$136,214

* Excludes short-term lease cost, which is immaterial.

The following table summarizes the maturity of lease liabilities under operating leases as of October 31, 2020 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2020	$60,035
2021	184,549
2022	179,370
2023	172,390
2024	161,411
After 2024	595,524
Total lease payments	1,353,279
Less: imputed interest	293,982
Present value of lease liabilities	$1,059,297

The following table summarizes the supplemental cash flow disclosures related to leases (in thousands):

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (1)	$91,013	$96,496
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$159,707	$205,690

(1) Included within operating activities in the Company's Consolidated Statements of Cash Flows.

(4) Income (Loss) Per Common Share
Basic income (loss) per common share amounts are calculated using the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share amounts are calculated using the weighted average number of common shares outstanding for the period and include the dilutive impact of exercised stock options as well as assumed vesting of restricted stock awards and shares currently available for purchase under the Company's Employee Stock Purchase Plan, using the treasury stock method. Performance-based restricted stock units are considered contingently issuable shares for diluted income per common share purposes and the dilutive impact, if any, is not included in the weighted average shares until the performance conditions are met. The dilutive impact, if any, for performance-based restricted stock units, which are subject to market conditions based on our total shareholder return relative to a pre-defined peer group, are included in the weighted average shares.
The following table reconciles net income (loss) and the weighted average common shares outstanding used in the computations of basic and diluted income (loss) per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Numerator:
Net income (loss)	$20,425	$10,189	$(576)	$64,682
Denominator:
Weighted average common shares outstanding - basic	55,851,780	55,672,796	56,004,072	55,855,526
Dilutive impact of options, restricted stock units and employee stock purchase plan	247,548	346,940	—	353,192
Weighted average common shares outstanding - diluted	56,099,328	56,019,736	56,004,072	56,208,718
Per common share:
Basic income (loss) per common share	$0.37	$0.18	$(0.01)	$1.16
Diluted income (loss) per common share	$0.36	$0.18	$(0.01)	$1.15
The effects of the assumed vesting of restricted stock units for 4,361 shares of common stock for the thirteen weeks ended October 31, 2020 were excluded from the calculation of diluted net income per share, as their impact would have been anti-dilutive.
For the thirty-nine weeks ended October 31, 2020, all common stock equivalents related to outstanding stock options and unvested restricted units were excluded from the calculation of diluted net loss per share, as their impact would have been anti-dilutive due to the Company's net loss for the period.
The effects of the assumed vesting of restricted stock units for 2,303 and 768 shares of common stock for the thirteen and thirty-nine weeks ended November 2, 2019, respectively, were excluded from the calculation of diluted net income per share, as their impact would have been anti-dilutive.
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
During the thirteen weeks ended May 2, 2020, the Company borrowed and repaid approximately $50 million from its Amended Revolving Credit Facility. As of October 31, 2020, the Company had no borrowings under the Amended Revolving Credit Facility and had approximately $225.0 million available on the Amended Revolving Credit Agreement.
All obligations under the Amended Revolving Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary. As of October 31, 2020 and November 2, 2019, the Company was in compliance with the covenants applicable to it under the Amended Revolving Credit Facility.
(6)Commitments and Contingencies
Commitments
Other Contractual Commitments
As of October 31, 2020, the Company has other purchase commitments of approximately $4.2 million consisting of purchase agreements for materials that will be used in the construction of new stores.
During the thirteen weeks ended November 2, 2019, the Company acquired land in Conroe, Texas, to build an approximately 860,000 square foot distribution center to support the Company's anticipated growth. The total amount paid for the land and building was approximately $56 million. The Company began operating the distribution center in July 2020.
During the thirteen weeks ended August 1, 2020, the Company acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot distribution center to support the Company's anticipated growth. The total cost of the land and building is expected to be approximately $65 million, of which approximately $13 million has been paid through October 31, 2020. The Company expects to occupy the distribution center in Buckeye, Arizona in the second half of 2021.

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
(7)Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2002 Equity Incentive Plan (the “Plan”), the Company’s Board of Directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7.6 million shares under the Plan. As of October 31, 2020, approximately 2.5 million stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s Board of Directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity during the thirty-nine weeks ended October 31, 2020 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance as of February 1, 2020	231,525	$30.92	4.1
Forfeited	(1,650)	31.49
Exercised	(111,814)	26.96
Balance as of October 31, 2020	118,061	34.66	4.6
Exercisable as of October 31, 2020	118,061	$34.66	4.6

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the thirty-nine weeks ended October 31, 2020.
Restricted Stock Units and Performance-Based Restricted Stock Units
All restricted stock units ("RSU") and performance-based restricted stock units ("PSU") vest in accordance with vesting conditions set by the compensation committee of the Company’s Board of Directors. RSUs granted to date have vesting periods ranging from less than one year to five years from the date of grant and the fair value of RSUs is the market price of the underlying common stock on the date of grant. PSUs granted to date have vesting periods ranging from less than one year to five years from the date of grant.
PSUs that have a performance condition are subject to satisfaction of the applicable performance goals established for the respective grant. The Company periodically assesses the probability of achievement of the performance criteria and adjusts the amount of compensation expense accordingly. The fair value of these PSUs is the market price of the underlying common stock on the date of grant. Compensation is recognized over the vesting period and adjusted for the probability of achievement of the performance criteria.
PSUs that have a market condition based on our total shareholder return relative to a pre-defined peer group are subject to multi-year performance objectives with a vesting date in 2023 (if the applicable performance objectives are achieved). The fair value of these PSUs is determined using a Monte Carlo valuation model.

RSU and PSU activity during the thirty-nine weeks ended October 31, 2020 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of February 1, 2020	250,352	$79.37	357,166	$66.96
Granted	175,346	106.79	370,613	134.73
Vested	(99,836)	65.79	(127,622)	39.89
Forfeited	(22,376)	87.39	(22,152)	74.08
Non-vested balance as of October 31, 2020	303,486	$99.09	578,005	$116.12
In connection with the vesting of RSUs and PSUs during the thirty-nine weeks ended October 31, 2020, the Company withheld 50,921 shares with an aggregate value of $3.8 million in satisfaction of minimum tax withholding obligations due upon vesting.
In connection with the vesting of RSUs and PSUs during the thirty-nine weeks ended November 2, 2019, the Company withheld 82,505 shares with an aggregate value of $10.3 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of October 31, 2020, there was $41.3 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.9 years.
Share Repurchase Program
On March 20, 2018, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company's common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. In fiscal 2019, the Company purchased 337,552 shares under this program at an aggregate cost of approximately $36.9 million, or an average price of $109.27 per share. During the thirteen weeks ended May 2, 2020, the Company purchased 137,023 shares under this program at an aggregate cost of approximately $12.7 million, or average price of $92.42 per share. During the thirteen weeks ended October 31, 2020, the Company did not execute any share repurchases. Since approval of the share repurchase program in March 2018, the Company has purchased approximately 500,000 shares for an aggregate cost of approximately $50 million. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
(8)Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted and signed into law. The CARES Act includes a number of income tax changes, including, but not limited to, (i) permitting taxpayers a five-year carryback period for net operating losses ("NOLs") arising in tax years beginning after December 31, 2017 and before January 1, 2021. (ii) temporarily suspending the 80% of taxable income limitation on the use of NOLs for tax years beginning before January 1, 2021, thereby permitting corporate taxpayers to use NOLs to fully offset taxable income in these years regardless of the year in which the net operating loss arose, (iii) accelerating AMT tax credit carryover refunds, (iv) temporarily increasing the allowable business interest deduction from 30% to 50% of adjusted taxable income, and (v) providing a technical correction for depreciation as relates to the definition of qualified improvement property. As a result of the CARES Act, the Company recorded an income tax receivable for the thirteen and thirty-nine weeks ended October 31, 2020.

The following table summarizes the Company’s income tax expense (benefit) and effective tax rates for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019 (dollars in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Income (loss) before income taxes	$23,589	$13,438	$(15,822)	$77,135
Income tax expense (benefit)	$3,164	$3,249	$(15,246)	$12,453
Effective tax rate	13.4%	24.2%	96.4%	16.1%
The effective tax rates for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen weeks ended October 31, 2020 was lower than the thirteen weeks ended November 2, 2019 primarily due to discrete items, which includes the impact of the CARES Act and the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations. The effective tax rate for the thirty-nine weeks ended October 31, 2020 was higher than the thirty-nine weeks ended November 2, 2019 primarily due to discrete items, which includes the impact of the CARES Act and the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
The Company had no material accrual for uncertain tax positions or interest and/or penalties related to income taxes on the Company’s balance sheets as of October 31, 2020, February 1, 2020, or November 2, 2019 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen and thirty-nine weeks ended October 31, 2020 or November 2, 2019.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended February 1, 2020 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen and thirty-nine weeks ended October 31, 2020 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2020" or "fiscal 2020" refer to the period from February 2, 2020 to January 30, 2021, which is a 52-week fiscal year. References to "fiscal year 2019" or "fiscal 2019" refer to the period from February 3, 2019 to February 1, 2020, which is a 52-week fiscal year. The fiscal quarters ended October 31, 2020 and November 2, 2019 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended October 31, 2020 and November 2, 2019 refer to the thirty-nine weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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
Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiary as "we," "us," or "our") is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, with most priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of October 31, 2020, we operated 1,018 stores in 38 states. In addition, in fall 2019, we rolled out new pricing to our full chain, increasing prices on certain products over $5. Most of our products remain at $5 and below.
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
Effect of the COVID-19 Pandemic on our Business and Operations
As a result of the coronavirus (or COVID-19) pandemic in the first half of 2020, federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus, of which many have been eliminated or lessened over time. Such mandates required reduction of operating hours and forced temporary closures of non-essential retailers and other businesses. The COVID-19 pandemic has recently surged in many parts of the United States, which may lead to the imposition of new federal, state and local restrictions. It is impossible to predict the effect and ultimate impact of the pandemic as the situation continues to evolve.

As a result of these restrictions and out of concern for our customers and employees, we temporarily closed all of our stores as of March 20, 2020. We began reopening our stores at the end of April in compliance with federal, state and local requirements. As a result of the temporary store closures, we withheld store rent for the closure period. With respect to virtually all of our lease portfolio, we have either resumed rent payments or agreed to rent deferrals and abatements related to this closure period with landlords. As a result, we do not expect that our prior rent withholdings or the associated deferrals and abatements agreed upon with landlords will have a material adverse impact on our business, financial condition and results of future operations.
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
•uncertainty of the extent to which customers will maintain purchases through our e-commerce website and through curbside pickup (if and where any stores are closed to the public);
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
•we implemented a voluntary temporary base salary reduction of 50% for Joel Anderson, our Chief Executive Officer, and a 25% base salary reduction for the remainder of the executive leadership team that reports into Mr. Anderson. This compensation was reinstated in the second quarter of 2020 after substantially all of the Company’s stores were reopened;
•our Board of Directors elected to forgo its quarterly cash retainers for the first quarter of 2020;
•we implemented a temporary pay reduction for all salaried corporate employees and certain field and supply chain leadership (that has been reinstated now that substantially all of our stores have reopened) and delayed annual salary increases for corporate employees;
•as permitted by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, we have applied for and received payroll tax credits with the IRS, and elected to defer the payment of the employer's portion of FICA taxes;
•we implemented significant temporary non-payroll expense reductions, including advertising, occupancy and other store operating expenses, distribution and corporate office operating expenses, as well as professional and consulting fees;
•we temporarily ceased paying rent on all closed store locations; as discussed above, we have since resumed rent payments and/or agreed to lease modifications with virtually all of our landlords;
•we cancelled certain vendor orders and delayed receipts on others in order to manage inventory levels, and extended payment terms for product and non-product vendors, although we have since returned to more normalized payment terms;
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
Depending on future developments with respect to the COVID-19 pandemic, including any new federal, state and local governmental restrictions that may be imposed, we may determine to reinstate any of the foregoing mitigation measures or take any additional steps that we consider necessary.
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
Cost of Goods Sold and Gross Profit
Gross profit is equal to our net sales less our cost of goods sold. Gross margin is gross profit as a percentage of our net sales. Cost of goods sold reflects the direct costs of purchased merchandise and inbound freight, as well as shipping and handling costs, store occupancy, distribution and buying expenses. Shipping and handling costs include internal fulfillment and shipping costs related to our e-commerce operations. Store occupancy costs include rent, common area maintenance, utilities and property taxes for all store locations. Distribution costs include costs for receiving, processing, warehousing and shipping of merchandise to or from our distribution centers and between store locations. Buying costs include compensation expense and other costs for our internal buying organization, including our merchandising and product development team and our planning and allocation group. These costs are significant and can be expected to continue to increase as our Company grows.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$476.6	$377.4	$1,103.6	$1,159.6
Cost of goods sold	325.5	258.8	792.2	774.8
Gross profit	151.1	118.7	311.4	384.8
Selling, general and administrative expenses	126.9	106.0	326.2	311.7
Operating income (loss)	24.2	12.7	(14.8)	73.2
Interest (expense) income and other (expense) income, net	(0.7)	0.8	(1.0)	4.0
Income (loss) before income taxes	23.6	13.4	(15.8)	77.1
Income tax expense (benefit)	3.2	3.2	(15.2)	12.5
Net income (loss)	$20.4	$10.2	$(0.6)	$64.7
Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.3	68.6	71.8	66.8
Gross profit	31.7	31.4	28.2	33.2
Selling, general and administrative expenses	26.6	28.1	29.6	26.9
Operating income (loss)	5.1	3.4	(1.3)	6.3
Interest (expense) income and other (expense) income, net	(0.1)	0.2	(0.1)	0.3
Income (loss) before income taxes	4.9	3.6	(1.4)	6.7
Income tax expense (benefit)	0.7	0.9	(1.4)	1.1
Net income (loss)	4.3%	2.7%	(0.1)%	5.6%
Operational Data:
Total stores at end of period	1,018	894	1,018	894
Comparable sales increase (decrease)	12.8%	2.9%	(16.9)%	2.4%
Average net sales per store (2)	$0.5	$0.4	$1.1	$1.4

(1)Components may not add to total due to rounding.
(2)Only includes stores that opened before the beginning of the thirteen weeks ended and thirty-nine weeks ended.
Thirteen Weeks Ended October 31, 2020 Compared to the Thirteen Weeks Ended November 2, 2019
Net Sales
Net sales increased to $476.6 million in the thirteen weeks ended October 31, 2020 from $377.4 million in the thirteen weeks ended November 2, 2019, an increase of $99.2 million, or 26.3%. The increase was the result of a non-comparable sales increase of $54.8 million and a comparable sales increase of $44.4 million. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2020 and the number of stores that opened in fiscal 2019 but have not been open for 15 full months.
Comparable sales increased 12.8%. This increase resulted from an increase of approximately 25.7% in the average dollar value of transactions, partially offset by a decrease of approximately 10.2% in the number of transactions. We plan to open 120 net new stores in fiscal 2020.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $325.5 million in the thirteen weeks ended October 31, 2020 from $258.8 million in the thirteen weeks ended November 2, 2019, an increase of $66.7 million, or 25.8%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods resulting from the increase in net sales. Also contributing to the increase in cost of goods sold was an increase in store occupancy costs resulting from new store openings.
Gross profit increased to $151.1 million in the thirteen weeks ended October 31, 2020 from $118.7 million in the thirteen weeks ended November 2, 2019, an increase of $32.4 million, or 27.3%. Gross margin increased to 31.7% for the thirteen weeks ended October 31, 2020 from 31.4% for the thirteen weeks ended November 2, 2019. The increase in gross margin was primarily the result of a decrease as a percentage of net sales in store occupancy costs, partially offset by an increase as a percentage of net sales in merchandise cost of goods sold.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $126.9 million in the thirteen weeks ended October 31, 2020 from $106.0 million in the thirteen weeks ended November 2, 2019, an increase of $20.9 million, or 19.7%. As a percentage of net sales, selling, general and administrative expenses decreased to 26.6% in the thirteen weeks ended October 31, 2020 compared to 28.1% in the thirteen weeks ended November 2, 2019. The increase in selling, general and administrative expenses was primarily the result of increases of $14.4 million in store-related expenses to support new store growth and $6.5 million of corporate-related expenses.
Income Tax Expense
Income tax expense was $3.2 million in the thirteen weeks ended October 31, 2020 which was consistent with the thirteen weeks ended November 2, 2019. The income tax expense in the thirteen weeks ended October 31, 2020 was primarily due to the $10.2 million increase in pre-tax income, partially offset by discrete items, which includes the impact of the CARES Act and the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in our consolidated statements of operations.
Our effective tax rate for the thirteen weeks ended October 31, 2020 was 13.4% compared to 24.2% in the thirteen weeks ended November 2, 2019. Our effective tax rate for the thirteen weeks ended October 31, 2020 was lower than the comparable prior year period primarily due to discrete items, which includes the impact of the CARES Act and the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Net Income
As a result of the foregoing, net income increased to $20.4 million in the thirteen weeks ended October 31, 2020 from $10.2 million in the thirteen weeks ended November 2, 2019, an increase of $10.2 million or 100.5%.
Thirty-Nine Weeks Ended October 31, 2020 Compared to the Thirty-Nine Weeks Ended November 2, 2019
Net Sales
Net sales decreased to $1,103.6 million in the thirty-nine weeks ended October 31, 2020 from $1,159.6 million in the thirty-nine weeks ended November 2, 2019, a decrease of $56.0 million, or 4.8%. The decrease was primarily the result of the impact of COVID-19 as we temporarily closed all of our stores as of March 20, 2020. We began reopening our stores at the end of April in compliance with federal, state and local requirements, and as of the end of June, the Company had reopened substantially all of its stores to the general public. This temporary closure resulted in a 16.9% decrease in comparable sales for the thirty-nine weeks ended October 31, 2020. We plan to open 120 net new stores in fiscal 2020.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $792.2 million in the thirty-nine weeks ended October 31, 2020 from $774.8 million in the thirty-nine weeks ended November 2, 2019, an increase of $17.4 million, or 2.3%. The increase in cost of goods sold was primarily the result of an increase in store occupancy costs resulting from new store openings, partially offset by a decrease in merchandise cost of goods sold, resulting from the decrease in net sales due to the impact of COVID-19 as we temporarily closed all of our stores.

Gross profit decreased to $311.4 million in the thirty-nine weeks ended October 31, 2020 from $384.8 million in the thirty-nine weeks ended November 2, 2019, a decrease of $73.4 million, or 19.1%. Gross margin decreased to 28.2% for the thirty-nine weeks ended October 31, 2020 from 33.2% for the thirty-nine weeks ended November 2, 2019. The decrease in gross margin was primarily the result of an increase as a percentage of net sales in store occupancy costs due to the impact of COVID-19 as we temporarily closed all of our stores while still incurring rent expense, and an increase as a percentage of net sales in merchandise cost of goods sold.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $326.2 million in the thirty-nine weeks ended October 31, 2020 from $311.7 million in the thirty-nine weeks ended November 2, 2019, an increase of $14.5 million, or 4.7%. As a percentage of net sales, selling, general and administrative expenses increased to 29.6% in the thirty-nine weeks ended October 31, 2020 compared to 26.9% in the thirty-nine weeks ended November 2, 2019. The increase in selling, general and administrative expenses was primarily the result of an increase of $13.1 million in corporate-related expenses, which is net of the benefit related to the CARES Act and the reversal of certain performance-based stock award accruals. The increase was also driven by an increase of $1.4 million in store-related expenses to support new store growth, which is net of the expense savings from the temporary closure of all of our stores, furloughing of employees, and other non-payroll expense reductions due to the impact of COVID-19.
Income Tax (Benefit) Expense
Income tax benefit increased to $15.2 million in the thirty-nine weeks ended October 31, 2020 from an income tax expense of $12.5 million in the thirty-nine weeks ended November 2, 2019, an increase of $27.7 million. The increase in income tax benefit from an income tax expense was primarily due to a decrease of $93.0 million in pre-tax income, which resulted in a pre-tax loss, and discrete items, which includes the impact of the CARES Act, partially offset by a reduction of the benefit of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Our effective tax rate for the thirty-nine weeks ended October 31, 2020 was 96.4% compared to 16.1% in the thirty-nine weeks ended November 2, 2019. Our effective tax rate for the thirty-nine weeks ended October 31, 2020 was higher than the comparable prior year period primarily due to discrete items, which includes the impact of the CARES Act and the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Net (Loss) Income
As a result of the foregoing, we had a net loss of $0.6 million in the thirty-nine weeks ended October 31, 2020 compared to a net income of $64.7 million in the thirty-nine weeks ended November 2, 2019, a change of $65.3 million or 100.9%.
Liquidity and Capital Resources
Overview
Cash capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make cash capital expenditures of approximately $200 million in fiscal 2020, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations, cash on hand, and, as needed, borrowings under our Amended Revolving Credit Facility. We expect to incur approximately $50 million of our cash capital expenditure budget in fiscal 2020 to construct and open 120 net new stores, with the remainder projected to be spent on our distribution centers (existing and new), store relocations and remodels and our corporate infrastructure.
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

Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on-hand, net cash provided by operating activities and borrowings under our Amended Revolving Credit Facility, as needed, and we expect that funding to continue. When we have used our Amended Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. Although it is not possible to reliably estimate the duration or severity of the COVID-19 pandemic and the resulting financial impact on our results of operations, financial position and liquidity, we have the ability to draw down on our Amended Revolving Credit Facility if and as needed. During the thirteen weeks ended May 2, 2020, we borrowed and repaid approximately $50 million from our Amended Revolving Credit Facility. As of October 31, 2020, we had no borrowings under the Amended Revolving Credit Facility and had approximately $225.0 million available on the line of credit.
On March 20, 2018, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. In fiscal 2019, we purchased 337,552 shares under this program at an aggregate cost of approximately $36.9 million, or an average price of $109.27 per share. During the thirteen weeks ended May 2, 2020, we purchased 137,023 shares under this program at an aggregate cost of approximately $12.7 million, or average price of $92.42 per share. During the thirteen weeks ended October 31, 2020, we did not execute any share repurchases. Since approval of the share repurchase program in March 2018, we have purchased approximately 500,000 shares for an aggregate cost of approximately $50 million. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
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
Although, we began reopening stores at the end of April where permitted in compliance with federal, state, and local requirements, any significant reduction in consumer willingness to visit malls and shopping centers or purchase merchandise using curbside pickup where available, levels of consumer spending at our stores or employee willingness to staff our stores or the temporary closure of our stores or distribution centers relating to the pandemic or its impact on the economy, disruptions in the supply chains related to our products or consumer sentiment or health concerns would result in a further loss of sales and profits and other material adverse effects. In order to mitigate the negative impact on our liquidity, management took several short term and long term actions, including the following:
•we cancelled certain vendor orders and delayed receipts on others in order to manage inventory levels, and extended payment terms for product and non-product vendors, although we have since returned to more normalized payment terms;
•we amended our credit facility and increased our line of credit from $50 million to $225 million;
•we implemented significant non-payroll expense reductions, including advertising, occupancy and other store operating expenses, distribution and corporate office operating expenses, as well as professional and consulting fees;
•we significantly reduced our 2020 capital expenditure budget, including reducing the number of new stores to be opened in 2020 and delaying purchase and construction of a new Midwest distribution center; and
•as permitted by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, we have applied for and received payroll tax credits with the IRS, and elected to defer the payment of the employer's portion of FICA taxes.
The extent to which COVID-19 impacts our results, financial position and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new federal, state and local governmental restrictions that may be taken to contain COVID-19 or treat its impact, and any new mitigation measures we may determine to take in response to any such restrictions.

Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
Net cash provided by operating activities	$121.3	$1.9
Net cash used in investing activities	(191.8)	(132.3)
Net cash used in financing activities	(15.0)	(43.8)
Net decrease during period in cash and cash equivalents (1)	$(85.4)	$(174.3)
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for the thirty-nine weeks ended October 31, 2020 was $121.3 million, an increase of $119.5 million compared to the thirty-nine weeks ended November 2, 2019. The increase was primarily due to changes in working capital and a decrease in income taxes paid, partially offset by a decrease in operating cash flows from store performance due to the impact of COVID-19 as we temporarily closed all of our stores in March and had reopened substantially all of our stores as of the end of June.
Cash Used in Investing Activities
Net cash used in investing activities for the thirty-nine weeks ended October 31, 2020 was $191.8 million, an increase of $59.5 million compared to the thirty-nine weeks ended November 2, 2019. The increase was primarily due to an increase in net purchases of investment securities and other investments, partially offset by a decrease in capital expenditures.
Cash Used in Financing Activities
Net cash used in financing activities for the thirty-nine weeks ended October 31, 2020 was $15.0 million, a decrease of $28.8 million compared to the thirty-nine weeks ended November 2, 2019. The decrease was primarily the result of decreases in the repurchase and retirement of common stock and in common shares withheld for taxes.
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
Under the Fifth Restated Credit Agreement, all obligations under the Amended Revolving Credit Facility continue to be guaranteed by 1616 Holdings and are secured by substantially all of the assets of the Company and 1616 Holdings.
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
From February 2, 2020 to October 31, 2020, we have entered into 93 new fully executed retail leases with average terms of approximately 10 years and other lease modifications that have future minimum lease payments of approximately $192.7 million.
During the thirteen weeks ended November 2, 2019, we acquired land in Conroe, Texas, to build an approximately 860,000 square foot distribution center to support our anticipated growth. The total amount paid for the land and building was approximately $56 million. We began operating the distribution center in July 2020.
During the thirteen weeks ended August 1, 2020, we acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot distribution center to support our anticipated growth. The total cost of the land and building is expected to be approximately $65 million, of which approximately $13 million has been paid through October 31, 2020. We expect to occupy the distribution center in Buckeye, Arizona in the second half of 2021.

Off-Balance Sheet Arrangements
For the thirteen weeks ended October 31, 2020, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of October 31, 2020, we had approximately $225.0 million available on the line of credit. The Fifth Restated Credit Agreement provides that the interest rate payable on borrowings shall be, at our option, a per annum rate equal to (a) a base rate plus a margin of 1.25% or (b) a LIBOR rate plus a margin of 2.25%. Letter of credit fees will range from 2.00% to 2.25%. The interest rate and letter of credit fees under the Fifth Restated Credit Agreement are subject to an increase of 2.00% per annum upon an event of default. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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

Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended October 31, 2020, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Risk factors that affect our business and financial results are discussed in Part I, Item 1A "Risk Factors” in our Annual Report and in Part II, Item IA "Risk Factors in our Quarterly Reports on Form 10-Q for the quarters ended August 1, 2020 ("2nd Quarter 10-Q") and May 2, 2020 ("1st Quarter 10-Q"). The following risk factor represents an update to the risk factors previously disclosed. You should carefully consider the risks described below and in our Annual Report, 2nd Quarter 10-Q and 1st Quarter 10-Q, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report, 2nd Quarter 10-Q and 1st Quarter 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
The COVID-19 global pandemic and measures intended to prevent its spread present material uncertainty and risk and have had, and are expected to continue to have, a material adverse impact on our business, results of operations, financial condition and cash flows.
The COVID-19 global pandemic that began in the first quarter of 2020 has recently surged in many parts of the United States as many state-imposed stay-at home orders lapsed during the second quarter of 2020, which may lead to the imposition of new federal, state and local restrictions. The pandemic has led governments and other authorities to impose measures intended to control the pandemic’s spread, including restrictions on business operations, freedom of travel, border closings, shelter in place orders, and quarantines. The pandemic and the related preventative and protective actions have adversely impacted the global economy, resulted in unprecedented levels of unemployment, reduced consumer confidence and discretionary consumer spending, disrupted global supply chains, and created significant volatility in financial markets.
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
As a result of the temporary store closures due to the COVID-19 pandemic, we withheld store rent for the closure period. With respect to virtually all of our lease portfolio, we have either resumed rent payments or agreed to rent deferrals and/or abatements related to this closure period with landlords. If, in response to additional store closures, we were to decide to withhold rent, all or some of our landlords could claim that our failure to pay rent is a default under our leases and seek remedies such as damages, acceleration of lease payments and/or termination of the subject leases. A successful assertion by the landlords of a breach of a significant number of our leases could have a material adverse impact on our business, financial condition, profitability and cash flows.
The extent of the impact of the pandemic on our business will depend on future developments, including the duration and scope of the pandemic and measures taken to prevent its spread, which are uncertain and cannot be predicted. Although no impairment charges were recorded during the third quarter ended October 31, 2020, we may be required to record impairment charges on our assets as a result of the pandemic in future periods.

Any of the negative impacts of the pandemic, including those described above, alone or in combination with others, may exacerbate many of the risk factors discussed in Part I - Item 1A - "Risk Factors," of our Annual Report on Form 10-K for the year ended February 1, 2020. The full extent to which the pandemic will negatively affect our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities businesses and customers in response to the pandemic.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits

No.	Description

10.32†	Compensation Policy for Non-Employee Directors

10.33†	Form of Award Agreement for Performance-Based Restricted Stock Units under the Five Below, Inc. Amended and Restated Equity Incentive Plan (Directors)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2020, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of October 31, 2020, February 1, 2020 and November 2, 2019; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended October 31, 2020 and November 2, 2019; (iii) the Unaudited Consolidated Statements of Shareholders’ Equity for the Thirty-Nine Weeks Ended October 31, 2020 and November 2, 2019; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 31, 2020 and November 2, 2019 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

104*	Coverage Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

*	Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE BELOW, INC.

Date: December 3, 2020	/s/ Joel D. Anderson
Joel D. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: December 3, 2020	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)