Form 10-K
period 2021-01-30
FIVE BELOW, INC
filed 2021-03-18
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2021

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
Large Accelerated Filer ☑    Accelerated Filer    ☐    Non-Accelerated Filer        ☐    Smaller Reporting Company    ☐    Emerging Growth Company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2020, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common stock (based upon the last reported sales price on The NASDAQ Global Select Market) held by non-affiliates of the registrant was approximately 5,939,028,606.
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 17, 2021 was 55,963,161.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2021 Annual Meeting of Shareholders to be held on June 15, 2021 (hereinafter referred to as the “Proxy Statement”) are incorporated by reference into Part III of this report.

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
•the impact to our financial performance related to insurance programs;
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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2021" or "fiscal 2021" refer to the period from January 31, 2021 to January 29, 2022, which consists of a 52-week fiscal year. References to "fiscal year 2020" or "fiscal 2020" refer to the period from February 2, 2020 to January 30, 2021, which consists of a 52-week fiscal year. References to "fiscal year 2019" or "fiscal 2019" refer to the period from February 3, 2019 to February 1, 2020, which consists of a 52-week fiscal year. References to "fiscal year 2018" or "fiscal 2018" refer to the period from February 4, 2018 to February 2, 2019, which consists of a 52-week fiscal year. References to “fiscal year 2017” or “fiscal 2017” refer to the period from January 29, 2017 to February 3, 2018, which consists of a 53-week fiscal year. References to “fiscal year 2016” or “fiscal 2016” refer to the period from January 31, 2016 to January 28, 2017, which consists of a 52-week fiscal year. References to 2021, 2020, 2019, 2018, 2017, and 2016 are to our fiscal years unless otherwise specified. Due to the 53rd week in fiscal 2017, all comparable sales related to any reporting period during the year ended February 2, 2019 are reported on a restated calendar basis using the National Retail Federation's restated calendar comparing similar weeks.
Effects of the COVID-19 Pandemic on our Business and Operations
As a result of the coronavirus (or COVID-19) pandemic in 2020, federal, state and local governments and private entities mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. Such mandates required reduction of operating hours and forced temporary closures of certain retailers and other businesses.
As a result of these restrictions and out of concern for our customers and employees, we temporarily closed all of our stores as of March 20, 2020. We began reopening our stores at the end of April in compliance with federal, state and local requirements. As a result of the temporary store closures, we withheld store rent for the closure period. With respect to virtually all of our lease portfolio, we have resumed rent payments and, in most cases, agreed to rent deferrals and abatements related to this closure period with landlords. As a result, we do not expect that our prior rent withholdings or the associated deferrals and abatements agreed upon with landlords will have a material adverse impact on our business, financial condition and results of future operations.
As a result of the COVID-19 pandemic, our business operations and results of operations, including our net sales, earnings and cash flows, were materially impacted in fiscal 2020 as a result of the temporary closures of our stores in the first half of 2020, and decreased customer traffic in stores, including, without limitation, as the result of limitations on the number of persons permitted in stores at one time by certain local and state regulations.

Although our ability to operate improved in the second half of fiscal 2020, the ultimate health and economic impact of the COVID-19 pandemic remain highly uncertain. If the pandemic were to worsen, our business operations and results of operations, including our net sales, earnings and cash flows, may be materially impacted for the foreseeable future, as a result of:
•additional temporary closures of our stores;
•continued decreased customer traffic in stores, including, without limitation, as the result of limitations on the number of persons permitted in stores at one time by certain local and state regulations;
• uncertainty of the extent to which customers will continue making purchases through our e-commerce website and through curbside pickup (if and where any stores are closed to the public);
• changes in consumer confidence and consumer spending habits, including spending for the merchandise that we sell, and negative trends in consumer purchasing patterns due to changes in consumers’ disposable income, credit availability and debt levels;
• disruption to our supply chain including the manufacturing, supply, distribution, transportation and delivery of our products;
• increased safety measures for our employees and customers at our stores, distribution centers and home office; and
• a slowdown in the U.S. and global economies, and an uncertain global economic outlook or a potential credit crisis.
To seek to mitigate the effects of the pandemic and to create financial flexibility, we took the following actions:
• a majority of our store and distribution center employees were furloughed in March and we covered the cost of health benefits for such furloughed employees through the end of May;
• we implemented a voluntary temporary base salary reduction of 50% for Joel Anderson, our Chief Executive Officer, and a 25% base salary reduction for the remainder of the executive leadership team that reports into Mr. Anderson. This compensation was reinstated in the second fiscal quarter of 2020 after substantially all of our stores were reopened;
• our Board of Directors elected to forgo its quarterly cash retainers for the first fiscal quarter of 2020;
• we implemented a temporary pay reduction for all salaried corporate employees and certain field and supply chain leadership (that has been reinstated now that substantially all of our stores have reopened) and delayed annual salary increases for corporate employees;
• as permitted by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, we applied for and received payroll tax credits with the IRS, and elected to defer the payment of the employer's portion of FICA taxes;
• we implemented significant temporary non-payroll expense reductions, including advertising, occupancy and other store operating expenses, distribution and corporate office operating expenses, as well as professional and consulting fees;
• we temporarily ceased paying rent on all closed store locations; as discussed above, with respect to virtually all of our lease portfolio, we have resumed rent payments and, in many cases, agreed to rent deferrals and abatements related to this closure period with landlords;
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
• we amended our Credit Agreement and increased our Revolving Credit Facility from $50 million to $225 million; and

• we evolved our product mix to meet the needs of our customers by adding to our assortment of essential products, including consumables (such as cleaning and personal hygiene products), food and drink, fitness products, pet accessories, and products needed to support work-from-home and school-from-home.
Depending on future developments with respect to the COVID-19 pandemic, including any new federal, state and local governmental restrictions that may be imposed, we may determine to reinstate any of the foregoing mitigation measures that have been terminated or take any additional steps that we consider necessary.
All statements in this Annual Report concerning our current and planned operations, including plans concerning opening new stores and associated capital expenditures, are modified by reference to these recent developments, and our ability to carry out those plans are dependent on further developments associated with the COVID-19 pandemic. For more information, see "Risks Relating to Our Business and Industry - The COVID-19 global pandemic and measures intended to prevent its spread present material uncertainty and risk and have had, and are expected to continue to have, a material adverse impact on our business, results of operations, financial condition, and cash flows." later in this Annual Report.
Our Company
Five Below is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, most priced at $5 and below, including select brands and licensed merchandise across eight worlds: Style, Room, Sports, Tech, Create, Party, Candy and Now. We believe we are transforming the shopping experience of our target demographic with a differentiated merchandising strategy and high-energy retail concept, which allows our customers to “Let Go and Have Fun.” Based on our management’s experience and industry knowledge, we believe our customer-centric, experience-first, innovative approach to retail has led to a fiercely loyal customer base and has fostered universal appeal across a variety of age groups beyond our target demographic.
We opened the first Five Below store in the greater Philadelphia area in 2002 and, since then, have been expanding throughout the United States. As of January 30, 2021, we operated a total of 1,020 locations across 38 states. Our new store model assumes a store size of approximately 9,000 square feet and is typically located within power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets. We opened 120 net new stores in fiscal 2020 and we plan to open approximately 170 to 180 new stores in fiscal 2021. We believe that we have the opportunity to grow our store base to more than 2,500 locations over time.
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
We believe that our business model has resulted in strong financial performance when considered in light of the economic environment:
•Our comparable sales decreased by 5.5% in fiscal 2020, and increased by 0.6% in fiscal 2019, and 3.9% in fiscal 2018, based on the restated calendar.
•We expanded our store base from 750 stores at the end of fiscal year 2018 to 1,020 stores at the end of fiscal year 2020, representing a compounded annual growth rate of 16.6%.
•Between fiscal 2018 and 2020, our net sales increased from $1.6 billion to $2.0 billion, representing a compounded annual growth rate of 12.2%. Over the same period, our operating income decreased from $187.2 million to $154.8 million.

Our Competitive Strengths
We believe the following strengths differentiate Five Below from competitors and are the key drivers of our success:

•Unique Focus on the Tween and Teen Customer.    We target an attractive customer segment of tweens and teens with trend-right merchandise at differentiated price points. We have built our concept to appeal to this customer base, which we believe to be economically influential and resilient based on our industry knowledge and experience, as well as their parents and others who shop for them. Our brand concept, merchandising strategy and store ambience work in concert to create an upbeat and vibrant retail experience that is designed to appeal to our target audience, drive traffic to our stores and website, and keep our customers engaged throughout their visits. We monitor trends in the ever-changing tween and teen markets and are able to quickly identify and respond to trends that become mainstream. Our price points enable tweens and teens to shop independently, often using their own money to make frequent purchases of items geared primarily to them and to exercise self-expression through their independent retail purchases.

•Broad Assortment of Trend-Right, High-Quality Merchandise with Universal Appeal.    We deliver an edited assortment of trend-right as well as everyday products within each of our category worlds that changes frequently to create a sense of anticipation and freshness, which we believe provides excitement for our customers. We have a broad range of vendors, most of which are domestically-based, which enables us to shorten response lead times, maximizes our speed to market and equips us to make more informed buying decisions. Our unique approach encourages frequent customer visits and limits the cyclical fluctuations experienced by many other specialty retailers. The breadth, depth and quality of our product mix and the diversity of our category worlds attract shoppers across a broad range of age and socio-economic demographics.

•Exceptional Value Proposition for Customers.    We believe we offer a clear value proposition to our customers. Our price points, with most products priced at $5 and below, resonate with our target demographic and with other value-oriented customers. We are able to deliver on this value proposition through sourcing products in a manner that is designed to achieve low cost, fast response and high item velocity and sell-through. We maintain a dynamic and collaborative relationship with our vendor partners that provides us with favorable access to quality merchandise at attractive prices. We also employ an opportunistic buying strategy, capitalizing on select excess inventory opportunities with our vendors. This unique and flexible sourcing strategy allows us to offer high-quality products at exceptional value across all of our category worlds.

•Differentiated Shopping Experience.    We believe we have created a unique and engaging in-store and online atmosphere that customers find fun and exciting. While we refresh our products frequently, we maintain a floor layout, designed with an easy-to-navigate flow and featuring sight-lines across the entire store enabling customers to easily identify our category worlds. All of our stores feature a sound system playing popular music throughout the shopping day. We employ novel and dynamic techniques to display our products, including distinctive merchandise fixtures and colorful and stimulating signage. This approach makes our stores a destination, encouraging hands-on interaction with our products and conveying our value pricing. We have developed a unique culture that emanates from our employees, many of whom frequently shop at Five Below, to our customers, thereby driving a higher level of connectivity and engagement. Additionally, we believe our price points, coupled with our dynamic merchandising approach, create an element of discovery, driving repeat visits and customer engagement.

•Powerful and Consistent Store Economics.    We have a proven store model that generates strong cash flow, consistent store-level financial results and a high level return on investment. Our stores have been successful in varying geographic regions, population densities and real estate settings and our new stores have achieved average payback periods of less than one year. We believe our robust store model, reinforced by our rigorous site selection process and in-store execution, drives the strength and consistency of our comparable sales and financial results across all geographic regions and store-year classes.

•Highly Experienced and Passionate Senior Management Team with Proven Track Record.    Our senior management team, led by Joel Anderson, our President and Chief Executive Officer, has extensive retail experience across a broad range of disciplines, including merchandising, real estate, finance, store operations, digital, supply chain management and information technology. Our management team drives our operating philosophy, which is based on a relentless focus on providing high-quality merchandise at exceptional value and a superior shopping experience utilizing a disciplined, low-cost operating and sourcing structure. We believe our management team is integral to our success and has positioned us well for long-term growth.
Growth Strategy
We believe we can grow our net sales and earnings by executing on the following strategies:

•Grow Our Store Base.    We believe there is significant opportunity to expand our store base throughout the United States from 1,020 locations as of January 30, 2021 to more than 2,500 locations within the United States over time. Based upon our strategy of store densification, we expect most of our near-term growth will occur within our existing markets, as well as new markets. This strategy allows us to benefit from enhanced brand awareness and achieve operational efficiencies. We opened 150 new stores in fiscal 2019 and 120 net new stores in fiscal 2020, and we plan to open approximately 170 to 180 new stores in fiscal 2021. Our new store model assumes approximately 9,000 square feet and is primarily in-line locations within power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets. We have a talented and disciplined real estate management team and a rigorous real estate site selection process. We analyze the demographics of the surrounding trade areas and the performance of adjacent retailers, as well as traffic and specific site characteristics and other variables. As of January 30, 2021, we have executed lease agreements for the opening of 96 new stores in fiscal 2021.

•Drive Comparable Sales.    We expect to continue generating positive comparable sales growth by continuing to hone and refine our dynamic merchandising offering and differentiated in-store shopping experience. We intend to increase our brand awareness through cost-effective marketing efforts and enthusiastic customer engagement. We believe that executing on these strategies will increase the frequency of purchases by our existing customers and attract new customers to our stores.

•Increase Brand Awareness.    We have a cost-effective marketing strategy designed to promote brand awareness and drive store and website traffic. Our strategy predominantly includes the use of digital marketing, streaming video, television, philanthropic and local community marketing to support existing and new market entries. We leverage our growing e-mail database, mobile website and social media presence to drive brand engagement and increased store visits within existing and new markets. We believe that our digital experience is an extension of our brand and retail stores, serving as a marketing and customer engagement tool for us. Our digital experience allows us to continue to build brand awareness, grow online sales and expand our customer base.

•Enhance Operating Margins.    We believe we have further opportunities to drive margin improvement over time. A primary driver of our expected margin expansion will come from leveraging our cost structure as we continue to increase our store base and drive our average net sales per store. We intend to capitalize on opportunities across our supply chain as we grow our business and achieve further economies of scale.
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
Product Mix
We organize the merchandise in our stores into the following category worlds:

•Style: Consists primarily of accessories such as novelty socks, sunglasses, jewelry, scarves, gloves, hair accessories, athletic tops and bottoms and “attitude” t-shirts. Our style offering also includes products such as nail polish, lip gloss, fragrance, and branded cosmetics.

•Room: Consists of items used to complete and personalize our customer’s living space, including glitter lamps, posters, frames, fleece blankets, plush items, pillows, candles, incense, lighting, novelty décor and related items. We also offer storage options for the customer’s room.

•Sports: Consists of an assortment of sport balls, team sports merchandise and fitness accessories, including hand weights, jump ropes and gym balls. We also offer a variety of games, including name brand board games, puzzles, collectibles and toys including remote control. In the summer season, our sports offering also includes pool, beach and outdoor toys, games and accessories.

•Tech: Consists of a selection of accessories for cell phones, tablets, audio and computers. The offering includes cases, chargers, headphones and other related items. We also carry a range of media products including books, video games and DVDs.

•Create: We offer an assortment of craft activity kits, as well as arts and crafts supplies such as crayons, markers and stickers. We also offer trend-right items for school such as backpacks, fashion notebooks and journals, novelty pens and pencils, locker accessories as well as everyday name brand items.

•Party: Consists of party goods, decorations, gag gifts and greeting cards, as well as every day and special occasion merchandise.

•Candy: Consists of branded items that appeal to tweens and teens. This category includes an assortment of classic and novelty candy bars and movie-size box candy, seasonal-related candy as well as gum and snack food. We also sell chilled drinks via coolers.

•Now: Consists of seasonally-specific items used to celebrate and decorate for events such as Christmas, Easter, Halloween and St. Patrick’s Day. These products are most often placed at the front of the store.

Set forth below is data for the following groups of products – leisure, fashion and home, and party and snack. The percentage of net sales represented by each product group for each of the last three fiscal years was as follows:

	Percentage of Net Sales
	2020	2019	2018
Leisure	47.3%	49.8%	50.9%
Fashion and home	35.8%	31.3%	30.9%
Party and snack	16.9%	18.9%	18.2%
Total	100.0%	100.0%	100.0%
Leisure includes items such as sporting goods, games, toys, tech, books, electronic accessories, and arts and crafts. Fashion and home includes items such as personal accessories, “attitude” t-shirts, beauty offerings, home goods and storage options. Party and snack includes items such as party and seasonal goods, greeting cards, candy and other snacks, and beverages.
Our Stores
As of January 30, 2021, we operated 1,020 stores throughout the United States. Our new store model assumes a store size of approximately 9,000 square feet. Our stores are primarily located in power, community and lifestyle shopping centers; approximately 5% of our stores are located in malls. The following map shows the number of stores in each of the states in which we operated and the locations of our distribution centers as of January 30, 2021.

2
5
20
2
15
65
67
44
4
37
2
18
13
49
12
7
52
26
45
3
32
4
57
7
9
27
14
27
23
11
14
8
12
8
20
35
111
17
96
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
Our strategy is to densify markets with clusters of stores because of the considerable benefit that stores derive from market concentration. Our store model is profitable across a variety of urban, suburban and semi-rural markets and in multiple real estate venues including power, community and lifestyle shopping centers. Our retail concept works well with a large and varied group of national co-tenants that drive customer traffic.
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
We believe there is a significant opportunity to expand our store base in the United States. We opened 120 net new stores in fiscal 2020 and we intend to open approximately 170 to 180 new stores in fiscal 2021 through expansion in existing markets and by entering new markets. We maintain a pipeline of real estate sites that have been approved by our real estate committee and have executed 96 leases as of January 30, 2021 for new stores in fiscal 2021. The actual number, location and timing of new store openings in 2021 will depend on a number of factors, such as retail trends, competition, the general economic environment and our ability to hire and retain new store managers and employees. Our recent store growth is summarized in the following table:

Period	Stores at Start of Period	Stores Opened	Stores Closed	Net Store Increase	Stores at End of Period
Fiscal 2018	625	126	1	125	750
Fiscal 2019	750	150	—	150	900
Fiscal 2020	900	122	2	120	1,020
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
Our store growth is supported by our new store economics, which we believe to be compelling. Our new store model assumes a store size of approximately 9,000 square feet that achieves sales of approximately $2.0 million in the first full year of operation and an average new store cash investment of approximately $0.4 million, including our store build-out (net of tenant allowances), inventory (net of payables) and cash pre-opening expenses. Our new store model targets an average payback period of less than one year on our initial investment.

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
Merchandising
Our merchandising team consists of a Chief Merchandising Officer, who reports directly to our Chief Executive Officer, and is supported by general merchandising managers and an extensive team of merchandising employees. Our merchandising team works directly with our product development team and our central planning and allocation group to ensure a consistent delivery of products across our store base. Our Chief Merchandising Officer has over 30 years of experience within the retail sector. Our product development team works directly with our merchandising group to identify new and improved products through international sourcing and has significant experience within the retail sector.
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
We work with approximately 1,000 vendors, with no single vendor representing more than 5% of our purchases in fiscal 2020. We sourced approximately 60% of our purchases from domestic vendors in fiscal 2020. We typically have no long-term supply agreements or exclusive arrangements with our vendors.
Distribution and Fulfillment
We distribute over 85% of our merchandise for our retail stores from our approximately 1,000,000 square foot distribution center in Pedricktown, New Jersey, our approximately 860,000 square foot distribution center in Conroe, Texas, our approximately 700,000 square foot distribution center in Forsyth, Georgia and our approximately 600,000 square foot distribution center in Olive Branch, Mississippi, with the remaining merchandise shipped directly from the vendor to our stores. We realize cost savings by working with our vendors to streamline and reduce packaging to diminish shipping costs.
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
In July 2020, we acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot distribution center. The total cost of the land and building is expected to be approximately $65 million, of which approximately $36 million has been paid through January 30, 2021. We expect to occupy the distribution center in Buckeye, Arizona in the second half of 2021. We are planning to lease or build new distribution centers over the next few years to support our growth objectives.
Marketing and Advertising
Our cost-effective marketing strategy is designed to promote brand awareness and drive store and website traffic with our target demographic, as well as other value-oriented customers. Our strategy includes highlighting our brand and exceptional value proposition predominantly through the use of digital advertising, commercials (on television and through streaming), and local marketing, with a focus on peak selling seasons. Additionally, we rely on the strong visibility and the presence of our store locations, email messaging and community fundraising to promote and further our brand image and drive traffic. Our digital experience, anchored by our mobile e-commerce website and social media presence is growing rapidly as we utilize Facebook, Instagram, YouTube and Snapchat to engage our customers with compelling digital content on a daily basis.
Our marketing team works with our merchandising team to develop novel and dynamic techniques to display our products, including distinctive merchandise fixtures and colorful and stimulating signage, which attract customers, encourage hands-on interaction with our products and convey our value pricing.
For new store openings, we seek to create community awareness and consumer excitement predominantly through digital advertising, public relations and community outreach promoting the grand opening and by creating an engaging grand opening event that includes contests, giveaways and signature “Five Cent” hot dogs. We also aim to execute multiple store openings in a given new market on the same day in order to leverage marketing efforts to produce maximum impact.
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
As a result of the COVID-19 pandemic, federal, state and local governments and private entities mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. Such mandates required reduction of operating hours and forced temporary closures of certain retailers and other businesses. As a result of these restrictions and out of concern for our customers and employees, we temporarily closed all of our stores as of March 20, 2020. We began reopening our stores at the end of April and continued in operation throughout fiscal 2020 in compliance with federal, state and local requirements.
While we were able to quickly reopen our stores and maintain operational throughout the remainder of fiscal 2020, there can be no guarantee that federal, state and local governments will not adopt restrictions that further serve to restrict our ability to operate.

Insurance
We maintain third-party insurance for a number of risk management activities including but not limited to workers’ compensation, cyber, directors & officers, general liability, property and employee-related health care benefits. We evaluate our insurance requirements on an ongoing basis to ensure we maintain adequate levels of coverage.

Human Capital
Our Purpose, Beliefs and Core Values
The success and growth of Five Below is the direct result of our employees (whom we call "crew members") who embrace our purpose, our beliefs and our core values.

Why We Exist - Our Purpose -	What We Believe - The Five Below Way -	How We Behave - Our Five Core Values -
Five Below knows life is way better when you're free to Let Go and Have Fun in an amazing experience filled with unlimited possibilities priced so low we make it easy to say YES! to the newest, coolest stuff!
We are an Adopted Family. One who actively participates and leans in to support each other and our business.
In this family, we value every individual for their uniqueness and potential. We know Five Below is strongest when our teams reflect the diversity of the communities we serve and our crew members can bring their whole authentic self to work, do what they do best, feel that they truly belong and grow every single day.

We live our purpose through five core values. These values guide all of our decisions and actions.

•Wow Our Customers
•Unleash your Passion
•Hold the Penny Hostage
•Achieve the Impossible
•Work Hard, Have Fun and Build a Career

Employees
As of January 30, 2021, we employed approximately 5,100 full-time and 13,900 part-time employees. Of our total employees, approximately 500 were corporate, approximately 900 were based at our distribution centers in Pedricktown, New Jersey, Olive Branch, Mississippi, Forsyth, Georgia, Conroe, Texas and Cincinnati, Ohio and approximately 17,600 were store employees located in 38 states throughout the United States. The number of part-time employees fluctuates depending on seasonal needs. None of our employees belong to a union or are party to any collective bargaining or similar agreement.
COVID-19 Response
As a result of the Covid-19 pandemic, we responded quickly to put the safety of our employees first. For the health and safety of our corporate employees, we implemented a work from home policy in March 2020, which has continued ever since. In our distribution centers, we remained operational as we quickly adopted safety protocols. As for the stores, as a result of federal, state and local restrictions and out of concern for our customers and employees, we temporarily closed all of our stores as of March 20, 2020. We began reopening our stores at the end of April only after extensive safety protocols were introduced. We established robust safety protocols at all of our workplaces, including offices, stores, and distribution centers, summarized below (all in accordance with applicable federal, state and local standards):

Mitigation Measure	Corporate	Stores	Distribution Centers
Mandatory face coverings for all employees and, where required by law, customers	X	X	X
Daily health checks (with temperature checks when warranted)	X	X	X
Additional signage, floor decals and reminder messaging regarding social distancing	X	X	X
Increased sanitization of high touch surfaces	X	X	X
Established policies for COVID-19 exposure, contact tracing and remediation	X	X	X
Implemented COVID-19 sick pay policy for impacted employees	X	X	X
Restricted non-essential employee travel	X	X	X
Implemented work from home policy and limited mandatory in-person meetings	X
Installation of plexiglass barriers at workstations / point-of-sale	X	X
Adopted occupancy limitations (employees and customers as applicable)	X	X
Further roll out of employee self-assisted check-out in stores		X
Established COVID-19 hotline for employees	X	X	X

Total Rewards
We provide a comprehensive suite of benefits designed to help employees and their families stay healthy, meet their financial goals, protect their income and help them balance their work and personal lives. We provide competitive pay and significant career growth opportunities all within a culture that values diverse viewpoints and contributions at every level. Our available benefits also include the following:

Health and Wellness	Medical (with a choice of two high deductible plans and a traditional plan)
Prescription drug coverage included with every medical plan
Dental (with a choice of two plans)
Vision plan
Health savings account with Company match
Pre-tax flexible spending account for qualified medical and dependent care expenses
Mental health support with medical benefits coverage
Employee assistance program
Fertility program
Life and Disability	No cost life and disability coverage provided for all employees
Supplemental life plan at option and cost of employees
401(k)	401(k) retirement savings option with safe harbor Company match
Other	In-store employee discount
Employee Stock Purchase Plan
Paid time off provided to all full-time employees
Paid parental leave
Identification theft, pet insurance, legal services access, as well as supplemental accident, hospital indemnity, and critical illness coverage
Employment Practices
We aim to provide challenging, meaningful and rewarding opportunities for personal and professional growth of all employees, and encourages all employees to bring their unique backgrounds and experiences to the table to work together. In order to promote the desired work environment, we have adopted policies which describe the standards of respect, inclusivity and professionalism expected of all employees.

As an equal opportunity employer, we comply with all federal, state and local laws. This means that we make all employment decisions (such as who to recruit, hire, train, promote, transfer, and terminate, as well as compensation decisions) without considering an employee’s or applicant’s sex, race, religion, color, gender (including gender identity and gender expression), national origin, ancestry, physical or mental disability, medical condition, genetic information, marital status, registered domestic partner status, age, sexual orientation, military and veteran status or any other characteristic protected by federal, state or local law.

We do not and will not tolerate harassment, discrimination, retaliation, and disrespectful or other unprofessional conduct against employees or any other covered persons based on any protected characteristic. We also prohibit discrimination, harassment, disrespectful or unprofessional conduct based on the perception that anyone has any of those characteristics, or is associated with a person who has or is perceived as having any of those characteristics. In addition, we will not retaliate against individuals who raise complaints of discrimination or harassment or who participate in workplace investigations or other protected activities. Furthermore, we are committed to maintaining a workplace free from sexual harassment and unwelcome conduct, and recognizes sexual harassment as a form of workplace discrimination.

We promote and strive to maintain a safe and healthy work environment, and conduct our business in ways that protect our employees’ safety and are sensitive to the environment. We are committed to maintaining a drug-free work place and prohibit the manufacture, distribution, sale, purchase, transfer, possession, or use of illegal substances in the workplace, while representing us outside the workplace or if such activity affects work performance or the work environment of the Company.

We encourage open, timely communications that help us achieve organizational goals, share information, increase understanding, participate in the decision-making process, enhance our pride in the organization and provide recognition for our work-related successes. We believe our policies and practices are in compliance with all applicable laws, and have been designed with significant inputs from the employees themselves.

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
Risks Relating to Our Business and Industry
The COVID-19 global pandemic and measures intended to prevent its spread present material uncertainty and risk and have had, and are expected to continue to have, a material adverse impact on our business, results of operations, financial condition, and cash flows.
The COVID-19 global pandemic that began in the first quarter of 2020 has both ebbed and surged multiple times since in many parts of the United States, with a resultant cycle of the imposition, lapsing and re-imposition of federal, state and local restrictions on our ability to operate. These restrictions included restrictions on business operations, freedom of travel, border closings, shelter in place orders, and quarantines. The pandemic and the related preventative and protective actions have adversely impacted the global economy, resulted in unprecedented levels of unemployment, reduced consumer confidence and discretionary consumer spending, disrupted global supply chains, and created significant volatility in financial markets.
The pandemic and the related actions have materially adversely impacted our business, results of operations, financial condition and cash flows, including through the temporary store closures that began in March 2020, as well as reductions in operating hours and decreases in store traffic which continued through the balance of fiscal 2020.
As a result of the temporary store closures due to the COVID-19 pandemic, we withheld store rent for the closure period. With respect to virtually all of our lease portfolio, we have resumed rent payments, and in most cases, agreed to rent deferrals and/or abatements related to this closure period with landlords. If, in response to additional store closures, we were to decide to withhold rent, all or some of our landlords could claim that our failure to pay rent is a default under our leases and seek remedies such as damages, acceleration of lease payments and/or termination of the subject leases. A successful assertion by the landlords of a breach of a significant number of our leases could have a material adverse impact on our business, financial condition, profitability and cash flows.
If the pandemic were to worsen or continue for a longer period than currently anticipated, business and consumer responses to the pandemic could adversely affect, among other aspects of our business:
• our ability to maintain and increase sales and margins and to execute effectively on our business plans;
• our ability to identify and respond effectively to changes in consumer preferences and behavior, including decreased consumer discretionary spending;
• our ability to implement and maintain safety measures to keep our employees and customers safe;

• our ability to generate increased sales through our e-commerce website and curbside pickup (in the event any store is required to be closed to the public);
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
Any of the negative impacts of the pandemic, including those described above, alone or in combination with others, may exacerbate many of the risk factors discussed otherwise herein. The full extent to which the pandemic will negatively affect our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities businesses and customers in response to the pandemic.
We may not be able to successfully implement our growth strategy on a timely basis or at all, which could harm our growth and results of operations.
Our growth is dependent on our ability to open profitable new stores. We believe we have an opportunity to continue to grow our store base from 1,020 stores in 38 states as of January 30, 2021 to more than 2,500 locations over time.
Our ability to open profitable new stores depends on many factors, including our ability to:
•identify suitable markets and sites for new stores;
•negotiate leases with acceptable terms;
•achieve brand awareness in the new markets;
•efficiently source and distribute additional merchandise;
•expand our distribution capacity by successfully opening and operating new distribution centers;
•maintain adequate distribution capacity, information systems and other operational system capabilities;
•hire, train and retain store management and other qualified employees; and
•achieve sufficient levels of cash flow and financing to support our expansion.
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
Accordingly, we cannot guarantee that we will achieve our planned growth or, even if we are able to grow our store base as planned, that any new stores will perform as planned. If we fail to successfully implement our growth strategy, we will not be able to sustain the rapid growth in sales and profits that we expect, which would likely have an adverse impact on the price of our common stock.
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
Our reliance on merchandise manufactured outside of the United States subjects us to legal, regulatory, political and economic risks. In particular, tariffs imposed by the U.S. government could increase the cost to us of certain products, lower our margins, increase our import related expenses, cause us to increase our prices to consumers, and reduce consumer spending on discretionary items, each of which could have a material adverse effect on our business, financial condition and results of future operations.
A significant majority of our merchandise is manufactured outside of the United States, and changes in the prices and flow of these goods for any reason could have an adverse impact on our operations. The United States and other countries have occasionally proposed and enacted protectionist trade policies, which may result in changes in tariff structures and trade policies and restrictions that could increase the cost or reduce the availability of certain merchandise. For example, in 2018 and 2019 the United States imposed increased tariffs on certain imports from China (up to 30%), and the then-President of the United States, at one point, directed United States companies to immediately begin to look for alternatives to China and suggested he had the authority to order United States companies to cease production in, and importation from, China. Although a partial trade deal has been reached between the United States and China, the trade issues between these countries are not fully resolved. The trade issues between the United States and China may continue to be volatile and difficult to predict or forecast.
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
Most of our stores are located in power, community and lifestyle shopping centers that benefit from the ability of “anchor” retail tenants, generally big box stores, and other destination retailers and attractions to generate sufficient levels of consumer traffic in the vicinity of our stores. Any decline in the volume of consumer traffic at shopping centers, whether because of consumer preferences to shop on the internet or at large warehouse stores, an economic slowdown, a decline in the popularity of shopping centers, the closing of anchor stores or other destination retailers or otherwise, could result in reduced sales at our stores and leave us with excess inventory, which could have a material adverse effect on our financial results or business. As a result of the COVID-19 pandemic, our business operations and results of operations, including our net sales, earnings and cash flows, were materially impacted in fiscal 2020 due to, in part, decreased customer traffic in stores, including, without limitation, on account of limitations on the number of persons permitted in stores at one time by certain local and state regulations. If the pandemic were to worsen again, our business operations and results of operations may again be materially impacted by a number of factors including a decrease in customer traffic.
Our new store growth is dependent upon our ability to successfully expand our distribution network capacity, and failure to achieve or sustain these plans could affect our performance adversely.
We maintain distribution centers in Pedricktown, New Jersey, Olive Branch, Mississippi, Forsyth, Georgia, Conroe, Texas and Cincinnati, Ohio. We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional distribution centers. In August 2019, we acquired land in Conroe, Texas, to build an approximately 860,000 square foot distribution center, which we began operating in July 2020. In July 2020, we acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot distribution center, which we expect to occupy in the second half of 2021. In addition, we are planning to lease or build new distribution centers over the next few years to support our growth. Delays in opening the planned new distribution centers could adversely affect our future operations by slowing store growth, which could in turn reduce sales growth. In addition, any distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as: shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of future projects, including opening the planned new distribution centers could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that any project will be completed on time or within established budgets.

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
Furthermore, our distribution centers in Forsyth, Georgia, Conroe, Texas and Buckeye, Arizona subject us to the risks of owning real property, which include, but are not limited to:
•the possibility of environmental contamination and the costs associated with remediating any environmental problems;
•adverse changes in the value of this property, and any future properties we may own, due to interest rate changes, changes in the neighborhood in which the property is located, or other factors;
•the possible need for structural improvements in order to comply with zoning, seismic and other legal or regulatory requirements;
•the potential disruption of our business and operations arising from or connected with a relocation due to moving to or renovating the facility;
•increased cash commitments for improvements to the building or the property, or both;
•increased operating expenses for the buildings or the property, or both; and
•the risk of financial loss in excess of amounts covered by insurance, or uninsured risks, such as the loss caused by damage to the buildings as a result of earthquakes, floods and/or other natural disasters.
A significant disruption to our distribution network or to the timely receipt of inventory could adversely impact sales or increase our transportation costs, which would decrease our profits.
Because most of our products are distributed from our distribution centers, the unexpected loss of any one of our distribution centers, due to natural disaster or otherwise, would materially affect our operations. We also rely upon independent third-party transportation to provide goods to our stores in a timely and cost-effective manner, through deliveries to our distribution centers from vendors and then from the distribution centers or direct ship vendors to our stores. Our use of outside delivery services for shipments is subject to risks outside of our control and any disruption, unanticipated expense or operational failure related to this process could affect store operations negatively. In fiscal 2020 the COVID-19 pandemic disrupted our supply chain. Although we were able to mitigate the impact to our business from such disruptions there can be no guaranty that we would be able to mitigate future COVID-19 related disruptions. For example, unexpected delivery delays or increases in transportation costs (including through increased fuel costs or a decrease in transportation capacity for overseas shipments or resulting from labor shortages or work stoppages) could significantly decrease our ability to generate sales and earn profits. If we change shipping companies, we could face logistical difficulties that could adversely impact deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from the independent third-party transportation providers we currently use, which would increase our costs. Additionally, long-term disruptions to the United States and international transportation infrastructure from wars, political unrest, terrorism, natural disasters, governmental budget constraints and other significant events that could lead to delays or interruptions of service could adversely affect our business. As we seek to expand our operation through the implementation of our online retail capabilities, we may face increased or unexpected demands on distribution center operations, as well as new demands on our distribution network.
Extreme weather conditions common to areas in which many of our stores are located could negatively affect our business and results of operations, particularly as such extreme conditions occur during what is typically our most profitable quarter.
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
Our inventory balance represented approximately 12% of our total assets as of January 30, 2021. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, or if our expectations about customer spending levels are inaccurate, we may have to take unanticipated markdowns to dispose of excess inventory, which also can adversely impact our financial results. We also experience inventory shrinkage, and we cannot assure you that incidences of inventory loss and theft will stay at acceptable levels or decrease in the future, or that the measures we are taking will effectively address the problem of inventory shrinkage. We continue to focus on ways to reduce these risks, but we cannot assure you that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our profitability and cash flows from operations may be negatively affected.
Our business requires that we lease substantial amounts of space and there can be no assurance that we will be able to continue to lease space on terms as favorable as the leases negotiated in the past.
Currently, we lease all of our store locations, as well as our corporate headquarters and distribution facilities in Pedricktown, New Jersey, Olive Branch, Mississippi and Cincinnati, Ohio (and own our distribution centers in Forsyth, Georgia, Conroe, Texas and land in Buckeye, Arizona, where we expect to build a distribution center). Our stores are leased from third parties, with typical initial lease terms of ten years. Many of our lease agreements also have additional five-year renewal options. Historically, we have been able to negotiate terms that fit within our economic model and that we believe are favorable; however, there is no guarantee that we will be able to continue to negotiate such terms. Consolidation in the commercial retail real estate market could affect our ability to successfully negotiate favorable rental terms for our stores in the future. Should significant consolidation occur, a large proportion of our store base could be concentrated with one or a few landlords that would then be in a position to dictate unfavorable terms to us due to their significant negotiating leverage. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. Increases in our occupancy costs and difficulty in identifying economically suitable new store locations could have significant negative consequences, which include:
•requiring that a greater portion of our available cash be applied to pay our rental obligations, thus reducing cash available for other purposes and reducing our profitability;
•increasing our vulnerability to general adverse economic and industry conditions; and
•limiting our flexibility in planning for, or reacting to changes in, our business or in the industry in which we compete.

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

Our business is seasonal, and adverse events during the holiday season could have a substantial negative impact on our operating results.
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
We may not be successful in our continued expansion into online retail and if we are successful, we will face new risks and challenges, which could adversely affect our results of operations.
We sell merchandise on the internet, through our fivebelow.com e-commerce website. Our ability to successfully execute a further expansion of our e-commerce strategy may suffer if we are unable to sell and fulfill our products in a cost-efficient manner.
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
Our inability to upgrade or expand, our technology systems as a result of external factors, staffing shortages or difficulties in updating our existing technology or developing or implementing new technology could have a material adverse effect on our business or results of operations.
We are continuing to expand, upgrade and develop our information technology capabilities, including, most recently, our core-enterprise resource planning system (or "ERP") which we implemented through Oracle software in fiscal 2020, and the re-launch of our e-commerce website on the Hollar platform in fiscal 2020. In addition, in fiscal 2021, we are planning to adopt a new enterprise wide human capital management system. If we are unable to successfully continue upgrading or expanding our technological capabilities to support our growth we may not be able to take advantage of market opportunities, manage our costs and transactional data effectively, satisfy customer requirements, execute our business plan or respond to competitive pressures. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, or with maintenance or adequate support of existing systems, could also disrupt or reduce the efficiency of our operations.
Some of our information technology systems are currently outsourced to, or using cloud-based services provided by, third parties. If these third parties are unable, unwilling, or otherwise experience interruptions in their ability to provide services to us or to provide us access to the systems on which we rely, this would disrupt or reduce the efficiency of our operations if we are unable to convert to alternate systems in an efficient and timely manner. Furthermore, if these third parties are unable to secure our private data from cyberattacks and other cyber incidents, it may disrupt or reduce the efficiency of our operations or otherwise have a material adverse effect on our business, financial condition or reputation.

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
Our headquarters, store locations and distribution centers, as well as certain of our vendors and customers, are located in areas which have been and could be subject to natural disasters such as floods, hurricanes, tornadoes, fires or earthquakes. Adverse weather conditions or other extreme changes in the weather, including resulting electrical and technological failures, may disrupt our business and may adversely affect our ability to sell and distribute products. In addition, we operate in markets that are susceptible to pandemic outbreaks, including COVID-19, or terrorist acts, and our operations may be affected by disruptive political events, both global and domestic, such as civil unrest in countries in which our vendors are located or products are manufactured, and in the US, where protests and other disturbances have affected, and may continue to affect, our ability to operate our stores.
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
Our revolving credit facility contains, and any additional debt financing we may incur would likely contain, covenants requiring us to maintain or adhere to certain financial ratios or limits and covenants that restrict our operations, which may include limitations on our ability to, among other things:
•incur additional indebtedness;
•pay dividends and make certain distributions, investments and other restricted payments;
•create certain liens or encumbrances;
•enter into transactions with our affiliates;
•redeem our common stock; and
•engage in certain merger, consolidation or asset sale transactions.
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
An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. In addition, broad market and industry factors, most of which we cannot control, may harm the price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the price of our common stock may include, among other things:
•actual or anticipated fluctuations in quarterly operating results or other operating metrics, such as comparable sales, that may be used by the investment community;
•changes in financial estimates by us or by any securities analysts who might cover our stock;
•speculation about our business in the press or the investment community;
•conditions or trends affecting our industry or the economy generally;
•stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the retail industry;
•announcements by us or our competitors of new product offerings, significant acquisitions, strategic partnerships or divestitures;
•our entry into new markets;
•timing of new store openings;
•percentage of sales from new stores versus established stores;
•additions or departures of key personnel;

•actual or anticipated sales of our common stock, including sales by our directors, officers or significant shareholders;
•significant developments relating to our relationships with business partners, vendors and distributors;
•customer purchases of new products from us and our competitors;
•investor perceptions of the retail industry in general and our Company in particular;
•major catastrophic events;
•volatility in our stock price, which may lead to higher share-based compensation expense under applicable accounting standards; and
•changes in accounting standards, policies, guidance, interpretation or principles, for example, the adoption of Financial Accounting Standards Board (“FASB”) ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which involves employee share-based payment accounting and the volatility of the effective tax rate.
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
Our Board of Directors has the authority, without action or vote of our shareholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, shares issuable upon the vesting of restricted stock units or performance-based restricted stock units, shares that may be issued to satisfy our obligations under our equity incentive plan or shares of our authorized but unissued preferred stock. As of January 30, 2021, 2.8 million stock options, restricted shares, or restricted stock units were available for grant under our equity incentive plan, and 0.6 million shares of our common stock are issuable upon the exercise of options outstanding, the vesting of restricted stock units and the vesting of performance-based restricted stock units under that plan. Exercises of these options or issuances of common stock or preferred stock could reduce your influence over matters on which our shareholders vote and, in the case of issuances of preferred stock, likely could result in your interest in us being subject to the prior rights of holders of that preferred stock.
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
In particular, these provisions, among other things:
•provide that only the chairman of the Board of Directors, the chief executive officer or a majority of the Board of Directors may call special meetings of the shareholders;
•classify our Board of Directors into three separate classes with staggered terms;
•provide for supermajority approval requirements for amending or repealing provisions in our amended and restated articles of incorporation and amended and restated bylaws;
•establish certain advance notice procedures for nominations of candidates for election as directors and for shareholder proposals to be considered at shareholders’ meetings; and

•permit the Board of Directors, without further action of the shareholders, to issue and fix the terms of preferred stock, which may have rights senior to those of the common stock.
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
In fiscal 2013, we opened a distribution center in Olive Branch, Mississippi. We currently occupy approximately 600,000 square feet at this distribution center and it is leased under a lease agreement expiring in 2022 with options to renew for three successive five-year periods. In fiscal 2015, we opened a distribution center in Pedricktown, New Jersey. We currently occupy approximately 1,000,000 square feet at this distribution center, having expanded from 800,000 square feet in September 2018 and it is leased under a lease agreement expiring in 2025 with options to renew for three successive five-year periods. In March 2019, we completed the purchase of an approximately 700,000 square foot distribution center in Forsyth, Georgia for approximately $42 million, for the land and building. We began operating the distribution center in April 2019. In August 2019, we acquired land in Conroe, Texas, to build an approximately 860,000 square foot distribution center for approximately $56 million, for the land and building. We began operating the distribution center in July 2020. In July 2020, we acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot distribution center to support the Company's anticipated growth. The total cost of the land and building is expected to be approximately $65 million, which we expect to occupy in the second half of 2021.We are planning to lease or build new distribution centers over the next few years to support our growth objectives.
At the end of fiscal 2020, there were 1,020 Five Below store locations in 38 states. All of our stores are leased from third parties. These leases typically have ten-year terms with additional five-year renewal options, and many provide us with the option to terminate early under specified conditions. In addition to future minimum lease payments, some of our store leases provide for additional rental payments based on a percentage of net sales if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Global Select Market under the symbol “FIVE.” On January 29, 2021 (the last trading day of fiscal 2020), the last reported sale price on the NASDAQ Global Select Market of our common stock was $175.73 per share. As of March 5, 2021, we had approximately 117,103 holders of record of our common stock.

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
The following graph compares the cumulative total shareholder return on our common stock from July 19, 2012 (the date our common stock commenced trading on the NASDAQ Global Select Market) through January 30, 2021, with the return on (i) the NASDAQ Global Market Composite Index and (ii) the NASDAQ US Benchmark Retail Index over the same period. This graph assumes an initial investment of $100 and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	7/19/2012	2/1/2013	1/31/2014	1/30/2015	1/29/2016	1/27/2017	2/2/2018	2/1/2019	1/31/2020	1/29/2021
FIVE BELOW, INC.	$100.00	$140.00	$138.30	$125.70	$132.90	$141.90	$237.50	$470.70	$427.20	$663.13
NASDAQ GLOBAL MARKET COMPOSITE INDEX	$100.00	$107.20	$138.40	$156.30	$155.60	$190.90	$244.10	$244.90	$308.50	$440.70
NASDAQ US BENCHMARK RETAIL INDEX	$100.00	$111.00	$132.70	$161.50	$168.00	$182.50	$242.80	$251.70	$295.90	$457.96

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
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock during the fourth fiscal quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
Third Quarter 2020	—	—	—	48,465,158
November 1, 2020 - November 28, 2020	—	$—	—	48,465,158
November 29, 2020 - January 2, 2021	—	$—	—	48,465,158
January 3, 2021 - January 30, 2021	—	$—	—	48,465,158
Fourth Quarter 2020	—	$—	—	48,465,158

(1) On March 21, 2018, we announced that our Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock through March 31, 2021. On March 9, 2021, our Board of Directors approved a new share repurchase program for up to $100 million of our common shares through March 31, 2024. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be repurchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected financial and other data as of and for the periods indicated. The selected financial data for fiscal 2020, 2019 and 2018 and selected consolidated balance sheet data as of January 30, 2021 and February 1, 2020 have been derived from our consolidated financial statements audited by KPMG LLP, our independent registered public accounting firm, included elsewhere in this Annual Report. The selected financial data for fiscal 2017 and fiscal 2016, and the selected balance sheet data as of February 2, 2019, February 3, 2018, and January 30, 2017, have been derived from our audited consolidated financial statements that have not been included in this Annual Report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected financial data in conjunction with the consolidated financial statements and accompanying notes and the information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.
We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31st of the following year. The reporting periods contained in the following table consist of 53 weeks of operations in fiscal 2017 and 52 weeks of operations in each of fiscal 2020, 2019, 2018, and 2016, respectively.

	Fiscal Year
	2020	2019	2018	2017	2016
	(in millions, except share and per share data)
Consolidated Statements of Operations Data (1):
Net sales	$1,962.1	$1,846.7	$1,559.6	$1,278.2	$1,000.4
Cost of goods sold	1,309.8	1,172.8	994.5	814.8	643.4
Gross profit	652.3	674.0	565.1	463.4	357.0
Selling, general and administrative expenses	497.5	456.7	377.9	306.0	243.1
Operating income	154.8	217.3	187.2	157.4	114.0
Interest (expense) income and other, net	(1.7)	4.3	4.6	1.5	0.3
Income before income taxes	153.1	221.6	191.8	158.8	114.3
Income tax expense	29.7	46.5	42.2	56.4	42.4
Net income	$123.4	$175.1	$149.6	$102.5	$71.8
Per Share Data:
Basic income per common share (2)	$2.21	$3.14	$2.68	$1.86	$1.31
Diluted income per common share (2)	$2.20	$3.12	$2.66	$1.84	$1.30
Weighted average shares outstanding:
Basic shares	55,816,508	55,823,535	55,763,034	55,208,246	54,845,708
Diluted shares	56,060,039	56,166,167	56,220,864	55,561,472	55,128,870

	Fiscal Year
	2020	2019	2018	2017	2016
	(in millions, except total stores data)
Consolidated Statements of Cash Flows Data (1):
Net cash provided by (used in):
Operating activities	$366.0	$187.0	$184.1	$167.4	$106.6
Investing activities	$(286.9)	$(193.6)	$(39.5)	$(139.2)	$(86.8)
Financing activities	$(12.8)	$(42.7)	$(5.6)	$8.4	$3.1
Other Operating and Financial Data (1):
Total stores at end of period	1,020	900	750	625	522
Comparable sales (decrease) increase	(5.5)%	0.6%	3.9%	6.5%	2.0%
Average net sales per store (3)	$2.0	$2.2	$2.2	$2.2	$2.0
Capital expenditures	$200.2	$212.3	$113.7	$67.8	$44.8
Consolidated Balance Sheet Data (1) (4):
Cash and cash equivalents	$268.8	$202.5	$251.7	$112.7	$76.1
Short-term investment securities	140.9	59.2	85.4	132.0	77.8
Total current assets	755.4	665.7	642.3	479.4	339.8
Total assets	2,314.8	1,958.7	952.3	695.7	500.5
Total current liabilities	435.7	351.3	253.1	164.5	116.6
Total liabilities	1,432.9	1,198.9	337.2	237.2	169.1
Total shareholders’ equity	$881.9	$759.8	$615.1	$458.6	$331.4
(1)Components may not add to total due to rounding.
(2)Please see Note 4 in our consolidated financial statements included elsewhere in this Annual Report for an explanation of per share calculations.
(3)Only includes stores open before the beginning of the fiscal year.
(4)Fiscal 2019 Consolidated Balance Sheet data includes adoption of ASU 2016-02 "Leases" based on the modified retrospective method.

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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2021" or "fiscal 2021" refer to the period from January 31, 2021 to January 29, 2022, which consists of a 52-week fiscal year. References to "fiscal year 2020" or "fiscal 2020" refer to the period from February 2, 2020 to January 30, 2021, which consists of a 52-week fiscal year. References to "fiscal year 2019" or "fiscal 2019" refer to the period from February 3, 2019 to February 1, 2020, which consists of a 52-week fiscal year. References to "fiscal year 2018" or "fiscal 2018" refer to the period from February 4, 2018 to February 2, 2019, which consists of a 52-week fiscal year. References to “fiscal year 2017” or “fiscal 2017” refer to the period from January 29, 2017 to February 3, 2018, which consists of a 53-week fiscal year. References to “fiscal year 2016” or “fiscal 2016” refer to the period from January 31, 2016 to January 28, 2017, which consists of a 52-week fiscal year. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.
Overview
Five Below is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, with most priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of January 30, 2021, we operated 1,020 stores in 38 states. In August 2016, we commenced selling merchandise on the internet through our fivebelow.com e-commerce website. We launched our e-commerce operation as an additional channel to service our customers. All e-commerce sales, which includes shipping and handling revenue, are included in net sales and beginning with the third fiscal quarter of 2016, are included in comparable sales. Our e-commerce expenses will have components classified as both cost of goods sold and selling, general and administrative expenses.
We believe that our business model has resulted in strong financial performance when considered in light of the economic environment. Our comparable sales decreased by 5.5% in fiscal 2020, and increased by 0.6% in fiscal 2019 and 3.9% in fiscal 2018, based on the restated calendar. Between fiscal 2018 and fiscal 2020, our net sales increased from $1,559.6 million to $1,962.1 million, representing a compounded annual growth rate of 12.2%. Over the same period, our operating income decreased from $187.2 million to $154.8 million. In addition, we expanded our store base from 750 stores at the end of fiscal 2018 to 1,020 stores at the end of fiscal 2020 and we plan to open approximately 170 to 180 new stores in fiscal 2021.
We expect to continue our strong growth in the future. By offering trend-right merchandise at a differentiated price points, our stores have been successful in varying geographic regions, population densities and real estate settings. As of January 30, 2021, we operated stores in 38 states throughout the United States. We are primarily located in power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets with trade areas including at least 100,000 people in the specified market. We continue believe we have the opportunity to expand our store base in the United States from 1,020 locations as of January 30, 2021 to more than 2,500 locations over time. Our ability to open profitable new stores depends on many factors, including our ability to identify suitable markets and sites; negotiate leases with acceptable terms; achieve brand awareness in the new markets; efficiently source and distribute additional merchandise; and achieve sufficient levels of cash flow and financing to support our expansion. Our store expansion plans for fiscal 2020 were adjusted downward as a result of the COVID-19 pandemic. However, we were still able to open over 120 stores in fiscal 2020 and expect to remain aggressive on our store opening plan.
We have a proven and highly profitable store model that has produced consistent financial results and returns, and our new stores have achieved average payback periods of less than one year. Our new store model assumes a store size of approximately 9,000 square feet that achieves annual sales of approximately $2.0 million in the first full year of operation. Our new store model also assumes an average new store investment of approximately $0.4 million. Our new store investment includes our store build-out (net of tenant allowances), inventory (net of payables) and cash pre-opening expenses.

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
Over the past five years, we have invested a significant amount of capital in infrastructure and systems necessary to support our future growth and we expect to incur additional capital expenditures related to expansion of our infrastructure and systems in future periods. In fiscal 2015, we invested in a new ERP and began the multi-year implementation of the ERP, which is designed to enhance functionality and provide timely information to the Company's management team related to the operation of the business. In fiscal 2020, we invested in a new Retail Merchandising System and began the multi-year implementation of the Retail Merchandising System, which is designed to manage, control, and perform seamless execution of day-to-day merchandising activities, including purchasing, distribution, order fulfillment, and financial close. In fiscal 2015, we opened a distribution center in Pedricktown, New Jersey. We occupy approximately 1,000,000 square feet at this distribution center, having expanded from 800,000 square feet in September 2018. In fiscal 2016, we signed a 15-year lease for a new corporate headquarters location in Philadelphia, Pennsylvania. We currently occupy approximately 190,000 square feet of office space with multiple options to expand in the future. In March 2019, we completed the purchase of an approximately 700,000 square foot distribution center in Forsyth, Georgia. We began operating the distribution center in April 2019. In August 2019, we acquired land in Conroe, Texas, to build an approximately 860,000 square foot distribution center for approximately $56 million. We began operating the distribution center in July 2020. In July 2020, we acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot distribution center for approximately $65 million. We expect to occupy the distribution center in Buckeye, Arizona in the second half of 2021. We are planning to lease or build new distribution centers over the next few years to support our growth objectives.
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
•the number of items purchased per store visit; and
•weather conditions; and
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
Operating Income
Operating income equals gross profit less SG&A expenses. Operating income excludes interest expense or income and other, and income tax expense or benefit. We use operating income as an indicator of the productivity of our business and our ability to manage SG&A expenses. Operating income percentage measures operating income as a percentage of our net sales.

Results of Consolidated Operations
The following tables summarize key components of our results of consolidated operations for the periods indicated, both in dollars and as a percentage of our net sales. Refer to Item 7. "Results of Consolidated Operations" in our Annual Report on Form 10-K for the year ended February 1, 2020 for a comparison of fiscal years 2019 and 2018.

	Fiscal Year
	2020	2019
	(in millions, except total stores)
Consolidated Statements of Operations Data (1):
Net sales	$1,962.1	$1,846.7
Cost of goods sold	1,309.8	1,172.8
Gross profit	652.3	674.0
Selling, general and administrative expenses	497.5	456.7
Operating income	154.8	217.3
Interest (expense) income and other, net	(1.7)	4.3
Income before income taxes	153.1	221.6
Income tax expense	29.7	46.5
Net income	$123.4	$175.1
Percentage of Net Sales (1):
Net sales	100.0%	100.0%
Cost of goods sold	66.8%	63.5%
Gross profit	33.2%	36.5%
Selling, general and administrative expenses	25.4%	24.7%
Operating income	7.9%	11.8%
Interest (expense) income and other, net	(0.1)%	0.2%
Income before income taxes	7.8%	12.0%
Income tax expense	1.5%	2.5%
Net income	6.3%	9.5%
Operational Data:
Total stores at end of period	1,020	900
Comparable sales (decrease) increase	(5.5)%	0.6%
Average net sales per store (2)	$2.0	$2.2
(1)Components may not add to total due to rounding.
(2)Only includes stores open before the beginning of the fiscal year.

Fiscal Year 2020 Compared to Fiscal Year 2019
Net Sales
Net sales increased to $1,962.1 million in fiscal year 2020 from $1,846.7 million in fiscal year 2019, an increase of $115.4 million, or 6.2%. The increase was the result of a non-comparable sales increase of $209.9 million, partially offset by comparable sales decrease of $94.5 million. In fiscal year 2020, we opened 120 net new stores compared to 150 new stores in fiscal year 2019. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2020 and the number of stores that opened in fiscal 2019 but have not been open for 15 full months.
Comparable sales decreased 5.5%. The decrease was primarily the result of the impact of COVID-19 as we temporarily closed all of our stores as of March 20, 2020. We began reopening our stores at the end of April in compliance with federal, state and local requirements, and as of the end of June, the Company had reopened substantially all of its stores to the general public.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $1,309.8 million in fiscal year 2020 from $1,172.8 million in fiscal year 2019, an increase of $137.0 million, or 11.7%. The increase in cost of goods sold was primarily the result of an increase in the merchandise costs of goods resulting from an increase in sales. Also contributing to the increase in cost of goods sold was an increase in store occupancy costs resulting from new store openings.
Gross profit decreased to $652.3 million in fiscal year 2020 from $674.0 million in fiscal year 2019, a decrease of $21.7 million, or 3.2%. Gross margin decreased to 33.2% in fiscal year 2020 from 36.5% in fiscal year 2019, a decrease of approximately 330 basis points. The decrease in gross margin was primarily the result of an increase as a percentage of sales in merchandise cost of goods sold and an increase as a percentage of sales in store occupancy costs due to the impact of COVID-19 as we temporarily closed all of our stores while still incurring rent expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $497.5 million in fiscal year 2020 from $456.7 million in fiscal year 2019, an increase of $40.8 million, or 8.9%. As a percentage of net sales, selling, general and administrative expenses increased approximately 70 basis points to 25.4% in fiscal year 2020 compared to 24.7% in fiscal year 2019. The increase in selling, general and administrative expenses was the result of an increase of $30.7 million of corporate-related expenses, which is net of the benefit related to the CARES Act. The increase was also driven by an increase of $10.1 million in store-related expenses to support new store growth, which is net of the expense savings from the temporary closure of all of our stores, furloughing of employees, and other non-payroll expense reductions due to the impact of COVID-19.
Income Tax Expense
Income tax expense decreased to $29.7 million in fiscal year 2020 from $46.5 million in fiscal year 2019, a decrease of $16.8 million, or approximately 36.1%. This decrease in income tax expense was primarily due to a $68.5 million decrease in pre-tax net income and discrete items, which includes the impact of the CARES Act, partially offset by a reduction of the benefit of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirements to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets.
Our effective tax rate for fiscal year 2020 was 19.4% compared to 21.0% in fiscal year 2019. The decrease in our effective tax rate was primarily driven by discrete items, which includes the impact of the CARES Act, partially offset by a reduction of the benefit of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Net Income
As a result of the foregoing, net income decreased to $123.4 million in fiscal year 2020 from $175.1 million in fiscal year 2019, a decrease of approximately $51.7 million, or 29.5%.
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

Liquidity and Capital Resources
Overview
Cash capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make cash capital expenditures of approximately $315 million in fiscal 2021, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations, cash on-hand, short-term investments and, as needed, borrowings under our Revolving Credit Facility. We expect to incur approximately $95 million of our cash capital expenditure budget in fiscal 2021 to construct and open approximately 170 to 180 new stores, with the remainder projected to be spent on our distribution facilities (existing and new), store relocations and remodels, and our corporate infrastructure.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility, as needed, and we expect that funding to continue. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. Although it is not possible to reliably estimate the duration or severity of the COVID-19 pandemic and the resulting financial impact on our results of operations, financial position and liquidity, we have the ability to draw down on our Revolving Credit Facility if and as needed. During the thirteen weeks ended May 2, 2020, we borrowed and repaid approximately $50 million from our Revolving Credit Facility. As of January 30, 2021, we did not have any direct borrowings under our Revolving Credit Facility. As of January 30, 2021, we had approximately $191 million available on the line of credit.
On March 20, 2018, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. In fiscal 2018, we repurchased 21,810 shares under this program at an aggregate cost of approximately $2.0 million. In fiscal 2019, we repurchased 337,552 shares under this program at an aggregate cost of approximately $36.9 million. In fiscal 2020, we repurchased 137,023 shares under this program at an aggregate cost of approximately $12.7 million. Since approval of the share repurchase program in March 2018, we have purchased approximately 500,000 shares for an aggregate cost of approximately $50 million. On March 9, 2021, our Board of Directors approved a new share repurchase program for up to $100 million of our common shares through March 31, 2024. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
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
Although, we began reopening stores at the end of April where permitted in compliance with federal, state, and local requirements, any significant reduction in consumer willingness to visit malls and shopping centers or purchase merchandise using curbside pickup where available, levels of consumer spending at our stores or employee willingness to staff our stores or the temporary closure of our stores or distribution centers relating to the pandemic or its impact on the economy, disruptions in the supply chains related to our products or consumer sentiment or health concerns would result in a further loss of sales and profits and other material adverse effects. In order to mitigate the negative impact on our liquidity, management took several short term and long term actions, which included the following:
• we cancelled certain vendor orders and delayed receipts on others in order to manage inventory levels, and extended payment terms for product and non-product vendors, although we have since returned to more normalized payment terms;
• we amended our Credit Agreement and increased our Revolving Credit Facility from $50 million to $225 million;
• we implemented significant non-payroll expense reductions, including advertising, occupancy and other store operating expenses (including rent abatements and deferrals for a significant part of our lease portfolio), distribution and corporate office operating expenses, as well as professional and consulting fees;

• we significantly reduced our 2020 capital expenditure budget, including reducing the number of new stores to be opened in 2020 and delaying purchase and construction of a new Midwest distribution center; and
• as permitted by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, we have applied for and received payroll tax credits with the IRS, and elected to defer the payment of the employer's portion of FICA taxes.
The extent to which COVID-19 continues to impact our results, financial position and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including new federal, state and local governmental restrictions that may be taken to contain COVID-19 or treat its impact, and any new mitigation measures we may determine to take in response to any such restrictions.

Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Fiscal Year
	2020	2019

Net cash provided by operating activities	$366.0	$187.0
Net cash used in investing activities	(286.9)	(193.6)
Net cash used in financing activities	(12.8)	(42.7)
Net increase (decrease) during period in cash and cash equivalents (1)	$66.3	$(49.3)
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for fiscal 2020 was $366.0 million, an increase of $179.0 million compared to fiscal 2019. The increase was primarily due to changes in working capital and a decrease in income taxes paid, partially offset by a decrease in operating cash flows from store performance due to the impact of COVID-19 as we temporarily closed all of our stores in March and had reopened substantially all of our stores as of the end of June. During fiscal 2020, we added 120 net new stores.
Cash Used in Investing Activities
Net cash used in investing activities for fiscal 2020 was $286.9 million, an increase of $93.3 million compared to fiscal 2019. The increase was primarily due to an increase in net purchases of investment securities and other investments, partially offset by a decrease in capital expenditures.
Cash Used in Financing Activities
Net cash used in financing activities for fiscal year 2020 was $12.8 million, a decrease of $29.9 million compared to fiscal 2019. The decrease was primarily the result of decreases in the repurchase and retirement of common stock and in common shares withheld for taxes.
Line of Credit
On May 10, 2017, the Company entered into a Fourth Amendment and Restated Loan and Security Agreement (the "Prior Credit Agreement"), among the Company, 1616 Holdings, Inc., a wholly owned subsidiary of the Company ("1616 Holdings"), and Wells Fargo Bank, National Association, which includes a secured asset-based revolving line of credit in the amount of up to $20 million (the "Revolving Credit Facility"). On March 20, 2020, the Company exercised its right under the Prior Credit Agreement to increase the aggregate commitments under the Revolving Credit Facility from $20 million to $50 million.
On April 24, 2020, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), among the Company, 1616 Holdings, Inc. (together with the Company, the "Loan Parties"), Wells Fargo Bank, National Association as administrative agent (the “Agent”), and other lenders party thereto (the "Lenders"). The Credit Agreement amends and restates the Prior Credit Agreement.
The Credit Agreement increased the Revolving Credit Facility to $225.0 million. Pursuant to the Credit Agreement, advances under the Revolving Credit Facility are tied to a borrowing base consisting of eligible credit card receivables and inventory, as reduced by certain reserves in effect from time to time. The Revolving Credit Facility expires on the earliest to occur of (i) April 24, 2023 or (ii) an event of default. The Revolving Credit Facility may be increased by up to $150.0 million, subject to certain conditions, including obtaining commitments from one or more Lenders. The entire amount of the Revolving Credit Facility is available for the issuance of letters of credit and allows for swingline loans.

The Credit Agreement provides that the interest rate payable on borrowings shall be, at the Company’s option, a per annum rate equal to (a) a base rate plus an applicable margin ranging from 1.00% to 1.25% or (b) a LIBOR rate plus a margin ranging from 2.00% to 2.25%. Letter of credit fees will range from 2.00% to 2.25%. The interest rate and letter of credit fees under the Credit Agreement are subject to an increase of 2.00% per annum upon an event of default.
The Credit Agreement contains customary covenants that limit, absent lender approval, the ability of Company and certain of its affiliates to, among other things, pay cash dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, enter into certain acquisition transactions or transactions with affiliates, merge, dissolve, repay certain indebtedness, change the nature of Company’s business, enter sale or leaseback transactions, make investments or dispose of assets. In some cases, these restrictions are subject to certain negotiated exceptions or permit Company to undertake otherwise restricted activities if it satisfies certain required conditions. In addition, the Company will be required to maintain availability of not less than (i) 15% of the lesser of (x) aggregate commitments under the Revolving Credit Facility and (y) the borrowing base (the "loan cap") prior to a stepdown date (as described below) and (ii) 10% of the loan cap after the stepdown date. The stepdown date is the first date occurring after both (i) the date that 75% of the number of stores as of the closing date of the Revolving Credit Facility have reopened ("store opening date") and (ii) the date occurring at least six months after the store reopening date on which the fixed charge coverage ratio is at least 1.00 to 1.00.
If there exists an event of default or availability under the Revolving Credit Facility is less than 15% of the loan cap, amounts in any of the Loan Parties’ or subsidiary guarantors' designated deposit accounts will be transferred daily into a blocked account held by the Agent and applied to reduce outstanding amounts under the Revolving Credit Facility (the “Cash Dominion Event”), so long as (i) such event of default has not been waived and/or (ii) until availability has exceeded 15% of the loan cap for sixty (60) consecutive calendar days (provided that such ability to discontinue the Cash Dominion Event shall be limited to two times during the term of the Agreement).
The Credit Agreement also contains a provision stating that the Company cannot borrow in excess of $50 million under the Revolving Credit Facility at any time the amount of the consolidated cash and cash equivalents of the Loan Parties (excluding certain long-term investments and certain other items) exceeds $50 million.
The Credit Agreement contains customary events of default including, among other things, failure to pay obligations when due, initiation of bankruptcy or insolvency proceedings, defaults on certain other indebtedness, change of control, incurrence of certain material judgments that are not stayed, satisfied, bonded or discharged within 30 days, certain ERISA events, invalidity of the credit documents, and violation of affirmative and negative covenants or breach of representations and warranties set forth in the Credit Agreement. Amounts under the Revolving Credit Facility may become due upon events of default (subject to any applicable grace or cure periods).
Under the Credit Agreement, all obligations under the Revolving Credit Facility are guaranteed by 1616 Holdings and are secured by substantially all of the assets of the Company and 1616 Holdings.
On January 27, 2021, the Company entered into a First Amendment to Credit Agreement (the “First Amendment”) among the Loan Parties, the Lenders and Agent, which amended the Credit Agreement.
Pursuant to the First Amendment, the Company obtained commitments from the Lenders that would allow the Company at its election (subject only to satisfaction of certain customary conditions such as the absence of any Event of Default), to increase the amount of the Revolving Credit Facility by an aggregate principal amount up to $50,000,000 (the “Committed Increase”). The First Amendment preserves the existing provisions of the Credit Agreement allowing for further increases to the total commitment under the Revolving Credit Facility, subject to certain conditions including obtaining commitments from one or more Lenders (“Uncommitted Incremental Capacity”), provided that the total amount of the facility, as increased pursuant to a Committed Increase or Uncommitted Incremental Capacity, cannot exceed $375,000,000. The current amount of the Revolving Credit Facility is maintained at $225,000,000.
Pursuant to the First Amendment, availability under the Revolving Credit Facility will continue to be based upon quarterly (or monthly or weekly, in certain cases) borrowing base certifications valuing the loan parties’ eligible credit card receivables and inventory, as reduced by certain reserves in effect from time to time. The First Amendment provides for the deferral of inventory appraisals and certain other diligence items, with reduced advance rates applicable during the period that such appraisals have not been delivered.
The First Amendment also reduced the pricing under the Revolving Credit Facility. Giving effect to the First Amendment, outstanding borrowings under the Revolving Credit Facility would accrue interest at floating rates plus an applicable margin ranging from 1.25% to 1.75% for LIBOR loans and 0.25% to 0.75% for base rate loans, and letter of credit fees range from 1.25% to 1.75%., in each case based on the average availability under the Revolving Credit Facility.
The First Amendment makes a number of other revisions to the covenants in the Credit Agreement, including a revision to the minimum availability covenant to require availability of 12.5% during the diligence deferral period referenced above and 10.0% at all other times.

As of January 30, 2021 and February 1, 2020, we had approximately $191 million and $20 million, respectively, available in the Revolving Credit Facility.
All obligations under the First Amendment are secured by substantially all of our assets and are guaranteed by 1616 Holdings. As of January 30, 2021, we were in compliance with the covenants applicable to us under the First Amendment.
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
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed for impairment using factors including, but not limited to, our future operating plans and projected cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In the event of a store closure, we will record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Based on the analysis performed, our management believes that there was no impairment of long-lived assets for each of the 2020, 2019 and 2018 fiscal years. The impairment loss analysis requires management to apply judgment and make estimates.
Leases
Effective February 3, 2019, we adopted ASU 2016-02, “Leases" (Topic 842). We are required to recognize an operating lease asset and an operating lease liability for all of our leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of lease payments using an estimated incremental borrowing rate, on a collateralized basis over a similar term, that we would have incurred to borrow the funds necessary to purchase the leased asset. The asset is based on the liability, subject to certain adjustments, such as for initial direct costs. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases result in straight-line expense (similar to operating leases under the prior accounting standard) while finance leases result in a front-loaded expense pattern (similar to capital leases under the prior accounting standard). See the Recently Issued Accounting Standards section of Note 1 ‘‘Summary of Significant Accounting Policies’’ to the consolidated financial statements for a detailed discussion of the adoption of this new lease standard.

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

Contractual Obligations
The following table summarizes, as of January 30, 2021, our minimum rental commitments under operating lease agreements including assumed extensions, minimum payments for long-term debt and other obligations in future periods:

(In millions)	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$1,394.5	$204.2	$369.7	$325.8	$494.8
Purchase obligations (2)	5.9	5.9	—	—	—
Total	$1,400.4	$210.1	$369.7	$325.8	$494.8

(1)Our store leases generally have initial lease terms of 10 years and include renewal options on substantially the same terms and conditions as the original lease. Also included in operating leases are our leases for the corporate office, distribution centers and other.
(2)Purchase obligations are primarily for materials that will be used in the construction of new stores and purchase commitments for infrastructure and systems that will be used by the corporate office and distribution centers.
From January 31, 2021 to March 18, 2021, we committed to 23 new leases with terms of 10 years that have future minimum lease payments of approximately $46.0 million.
Off Balance Sheet Arrangements
For the fiscal year ended January 30, 2021, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
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

We also have an Revolving Credit Facility which includes a revolving line of credit, which bears interest at a variable rate. Because our Revolving Credit Facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates.
As of January 30, 2021, we had approximately $191 million available on the line of credit. The Revolving Credit Facility reduces the interest rate payable on borrowings to be, at our option, a per annum rate equal to (a) a prime rate or (b) a LIBOR-based rate plus a margin of 1.00%. Letter of credit fees are equal to the interest rate payable on LIBOR-based loans. The interest rate and letter of credit fees under the Revolving Credit Facility are subject to an increase of 2.00% per annum upon an event of default. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIVE BELOW, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Five Below, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Five Below, Inc. and subsidiary (the Company) as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 30, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 18, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Slow-moving and obsolete inventories at net realizable value
As discussed in Note 1 to the consolidated financial statements, the Company monitors inventory levels in order to identify slow-moving or obsolete merchandise as these factors can indicate a decline in the market value of the inventory on hand. The Company’s inventory balance was $281 million as of January 30, 2021. Inventory cost is reduced to net realizable value when cost exceeds the selling price less the cost of disposal. The market value is subject to the effects of consumer demands, customer preferences, and the broader economy.

We identified the evaluation of slow-moving and obsolete inventories at net realizable value as a critical audit matter because a high degree of auditor judgment was required to evaluate the Company’s ability to sell certain products.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the review of historical product sales and inventory quantities on hand, and the estimate of net realizable value of slow-moving and obsolete inventories and adjustments of inventory cost to net realizable value. We evaluated the Company’s methodology for determining slow-moving and obsolete merchandise. We selected certain products determined to be slow-moving or obsolete and considered current market trends or seasonal impacts by assessing the nature of the slow-moving and obsolete merchandise. We assessed the Company’s adjustments of inventory costs to net realizable value for certain slow-moving and obsolete inventories by (1) comparing the historical estimate for net realizable value adjustments to actual adjustments of inventory costs, and (2) analyzing sales subsequent to the measurement date.

/s/ KPMG LLP

We have served as the Company's auditor since 2002.
Philadelphia, Pennsylvania
March 18, 2021

FIVE BELOW, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	January 30, 2021	February 1, 2020
Assets
Current assets:
Cash and cash equivalents	$268,783	$202,490
Short-term investment securities	140,928	59,229
Inventories	281,267	324,028
Prepaid income taxes	6,350	4,063
Prepaid expenses and other current assets	58,085	75,903
Total current assets	755,413	665,713
Property and equipment, net	565,351	439,086
Operating lease assets	975,862	842,988
Other assets	18,144	10,874
	$2,314,770	$1,958,661

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—
Accounts payable	138,622	130,242
Income taxes payable	2,025	9,505
Accrued salaries and wages	43,445	19,873
Other accrued expenses	108,504	81,255
Operating lease liabilities	143,074	110,470
Total current liabilities	435,670	351,345
Other long-term liabilities	1,048	1,199
Deferred income taxes	28,911	8,716
Long-term operating lease liabilities	967,255	837,623
Total liabilities	1,432,884	1,198,883
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,935,237 and 55,712,067 shares, respectively.	559	557
Additional paid-in capital	321,075	322,330
Retained earnings	560,252	436,891
Total shareholders’ equity	881,886	759,778
	$2,314,770	$1,958,661
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Fiscal Year
	2020	2019	2018
Net sales	$1,962,137	$1,846,730	$1,559,563
Cost of goods sold	1,309,807	1,172,764	994,478
Gross profit	652,330	673,966	565,085
Selling, general and administrative expenses	497,527	456,682	377,901
Operating income	154,803	217,284	187,184
Interest (expense) income and other, net	(1,736)	4,285	4,623
Income before income taxes	153,067	221,569	191,807
Income tax expense	29,706	46,513	42,162
Net income	$123,361	$175,056	$149,645
Basic income per common share	$2.21	$3.14	$2.68
Diluted income per common share	$2.20	$3.12	$2.66
Weighted average shares outstanding:
Basic shares	55,816,508	55,823,535	55,763,034
Diluted shares	56,060,039	56,166,167	56,220,864
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share and per share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, February 3, 2018	55,438,089	$554	$346,300	$111,704	$458,558
Cumulative effect of ASC 606 adoption	—	—	—	486	486
Share-based compensation expense	—	—	11,807		11,807
Issuance of unrestricted stock awards	2,056	—	180	—	180
Exercise of options to purchase common stock	145,157	1	4,026	—	4,027
Vesting of restricted stock units and performance-based restricted stock units	305,201	3	—	—	3
Common shares withheld for taxes	(113,058)	(1)	(7,989)	—	(7,990)
Repurchase and retirement of common stock	(21,810)	—	(1,987)	—	(1,987)
Issuance of common stock to employees under employee stock purchase plan	3,413	—	365	—	365
Net income	—	—	—	149,645	149,645
Balance, February 2, 2019	55,759,048	557	352,702	261,835	615,094
Share-based compensation expense	—	—	12,136	—	12,136
Issuance of unrestricted stock awards	1,634	—	198	—	198
Exercise of options to purchase common stock	141,582	2	4,107	—	4,109
Vesting of restricted stock units and performance-based restricted stock units	227,020	2	—	—	2
Common shares withheld for taxes	(83,121)	(1)	(10,366)	—	(10,367)
Repurchase and retirement of common stock	(337,552)	(3)	(36,882)	—	(36,885)
Issuance of common stock to employees under employee stock purchase plan	3,456	—	435	—	435
Net income	—	—	—	175,056	175,056
Balance, February 1, 2020	55,712,067	557	322,330	436,891	759,778
Share-based compensation expense	—	—	9,294	—	9,294
Issuance of unrestricted stock awards	1,518	—	208	—	208
Exercise of options to purchase common stock	176,846	2	5,344	—	5,346
Vesting of restricted stock units and performance-based restricted stock units	230,002	2	—	—	2
Common shares withheld for taxes	(51,734)	(1)	(3,916)	—	(3,917)
Repurchase and retirement of common stock	(137,023)	(1)	(12,662)	—	(12,663)
Issuance of common stock to employees under employee stock purchase plan	3,561	—	477	—	477
Net income	—	—	—	123,361	123,361
Balance, January 30, 2021	55,935,237	$559	$321,075	$560,252	$881,886
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year
	2020	2019	2018
Operating activities:
Net income	$123,361	$175,056	$149,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,345	54,979	41,451
Share-based compensation expense	9,551	12,383	12,018
Deferred income tax expense	20,195	14,842	550
Other non-cash expenses	2,572	117	44
Changes in operating assets and liabilities:
Inventories	42,761	(80,392)	(56,599)
Prepaid income taxes	(2,287)	(2,726)	927
Prepaid expenses and other assets	17,141	(16,603)	(15,655)
Accounts payable	11,146	20,742	32,866
Income taxes payable	(7,480)	(11,121)	(4,649)
Accrued salaries and wages	23,572	(4,713)	1,680
Operating leases	29,362	13,922	12,143
Other accrued expenses	26,727	10,543	9,712
Net cash provided by operating activities	365,966	187,029	184,133
Investing activities:
Purchases of investment securities and other investments	(192,612)	(136,148)	(117,371)
Sales, maturities, and redemptions of investment securities	105,912	154,865	191,619
Capital expenditures	(200,189)	(212,297)	(113,720)
Net cash used in investing activities	(286,889)	(193,580)	(39,472)
Financing activities:
Borrowing on note payable under Revolving Credit Facility	50,000	—	—
Repayment of note payable under Revolving Credit Facility	(50,000)	—	—
Cash paid for Revolving Credit Facility financing costs	(2,029)	—	—
Net proceeds from issuance of common stock	477	435	365
Repurchase and retirement of common stock	(12,663)	(36,885)	(1,987)
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	5,348	4,110	4,030
Common shares withheld for taxes	(3,917)	(10,367)	(7,990)
Net cash used in financing activities	(12,784)	(42,707)	(5,582)
Net increase (decrease) in cash and cash equivalents	66,293	(49,258)	139,079
Cash and cash equivalents at beginning of year	202,490	251,748	112,669
Cash and cash equivalents at end of year	$268,783	$202,490	$251,748
Supplemental disclosures of cash flow information:
Interest paid	$757	$—	$3
Income taxes paid	$19,264	$45,518	$45,589
Non-cash investing activities
(Decrease) increase in accounts payable and accrued purchases of property and equipment	$(2,445)	$(19,411)	$48,723
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of January 30, 2021, operated in 38 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, South Carolina, Mississippi, Louisiana, Wisconsin, Oklahoma, Minnesota, California, Arkansas, Iowa, Nebraska, Arizona, Nevada and Colorado. As of January 30, 2021 and February 1, 2020, the Company operated 1,020 stores and 900 stores, respectively, each operating under the name “Five Below”, and sells merchandise on the internet, through the Company's fivebelow.com e-commerce website.
The Company's consolidated financial statements include the accounts of Five Below, Inc. and its subsidiary (1616 Holdings, Inc., formerly known as Five Below Merchandising, Inc.). All intercompany transactions and accounts are eliminated in the consolidation of the Company's and subsidiary's financial statements.
(b) Impact of COVID-19
As a result of the coronavirus (or COVID-19) pandemic in 2020, federal, state and local governments and private entities mandated various restrictions. Such mandates required reduction of operating hours and forced temporary closures of certain retailers and other businesses. As a result of these restrictions and out of concern for its customers and employees, the Company temporarily closed all of its stores as of March 20, 2020, with stores beginning to reopen at the end of April in compliance with federal, state and local requirements. To seek to mitigate the effects of the pandemic and to create financial flexibility, the Company took a number of actions to preserve liquidity (some of which were temporary in nature such as temporary pay reductions or furloughs, and some of which were more permanent, such as the amendment of the Company’s credit facility). The Company also took certain actions designed to ensure, as much as possible, a safe working environment for employees and a safe shopping environment for its customers. Depending on future developments with respect to the COVID-19 pandemic, including any new federal, state and local governmental restrictions that may be imposed, the Company may determine to reinstate any of the foregoing temporary mitigation measures or take any additional steps that the Company considers necessary. If the pandemic were to worsen, the Company's business operations and results of operations, including its net sales, earnings and cash flows, may be materially impacted.
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
(d) Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity date of three months or less when purchased to be cash equivalents. Our cash equivalents consist of credit and debit card receivables, money market funds, corporate bonds and municipal bonds with original maturities of 90 days or less, which are classified as cash and cash equivalents in the accompanying consolidated balance sheets. The majority of payments due from banks for third-party credit card and debit card transactions resulting from customer purchases at the Company’s retail stores process within 24 to 48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. Amounts due from banks for these transactions classified as cash equivalents totaled $12.8 million and $8.9 million as of January 30, 2021 and February 1, 2020, respectively. Book overdrafts, which are outstanding checks in excess of funds on deposit, are recorded within accounts payable in the accompanying consolidated balance sheets and within operating activities in the accompanying consolidated statements of cash flows. As of January 30, 2021 and February 1, 2020, the Company had cash equivalents of $250.7 million and $200.1 million, respectively.

(e)Fair Value of Financial Instruments
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
As of January 30, 2021 and February 1, 2020, the Company's short-term investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of January 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$95,530	$—	$53	$95,477
Municipal bonds	45,398	—	7	45,391
Total	$140,928	$—	$60	$140,868

	As of February 1, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$58,625	$—	$4	$58,621
Municipal bonds	604	—	—	604
Total	$59,229	$—	$4	$59,225
Short-term investment securities as of January 30, 2021 and February 1, 2020 all mature in one year or less.
(f)Inventories
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

(g)Prepaid Expenses and Other Current Assets
Prepaid expenses in fiscal 2020 and fiscal 2019 were $19.0 million and $17.2 million, respectively. Other current assets in fiscal 2020 and fiscal 2019 were $39.1 million and $58.7 million, respectively.
(h)Property and Equipment
Property and equipment are stated at cost. Additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.
Depreciation and amortization is recorded using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases, if applicable. The estimated useful lives are three to ten years for furniture and fixtures and computers and equipment. Store leasehold improvements are amortized over the shorter of the useful life or the lease term plus assumed extensions, which is generally ten years. Leasehold improvements located in the distribution centers and the corporate headquarters are amortized over the shorter of the useful life or the lease term. Depreciation and amortization expense for property and equipment, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations, was $69.3 million, $55.0 million and $41.5 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
Property and equipment, net, consists of the following (in thousands):

	January 30, 2021	February 1, 2020
Land	$23,541	$14,773
Furniture and fixtures	261,324	202,340
Leasehold improvements	319,353	240,664
Computers and equipment	164,765	117,803
Construction in process	74,387	78,577
Property and equipment, gross	843,370	654,157
Less: Accumulated depreciation and amortization	(278,019)	(215,071)
Property and equipment, net	$565,351	$439,086
(i)Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed for impairment using factors including, but not limited to, the Company's future operating plans and projected cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In the event of a store closure, the Company will record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Based on its Company's most recent analysis, management believes that no impairment of long-lived assets exists for the period ended January 30, 2021.
(j)Deferred Financing Costs
Deferred financing costs are amortized to interest expense over the term of the related credit agreement. As of January 30, 2021, the Company had $1.6 million remaining on the balance sheet within Other Assets. As of February 1, 2020, the Company had an immaterial balance remaining on the balance sheet.
(k) Operating Leases
The Company leases store locations, distribution centers, the corporate headquarters and equipment used in its operations and evaluates and classifies its leases as operating or capital leases for financial reporting purposes. Any assets held under a finance lease are included in property and equipment, net.

Operating lease expense is recorded on a straight-line basis over the lease term. At the inception of a lease, the Company determines the lease term, which includes periods under the exercise of renewal options that are reasonably assured. Renewal options are exercised at the Company's sole discretion. In September 2016, the Company signed a 15 year lease for a new corporate headquarters location in Philadelphia, Pennsylvania. The Company currently occupies approximately 190,000 square feet of office space with multiple options to expand in the future. The lease agreement expires in early 2033 with three successive options to renew for additional terms up to approximately fifteen years. The distribution center in Olive Branch, Mississippi is leased under a lease agreement expiring in 2022 with options to renew for three successive five-year periods. The distribution center in Pedricktown, New Jersey is leased under a lease agreement expiring in 2025 with options to renew for three successive five-year periods. Generally, the Company’s store leases have expected lease terms of ten years, which are comprised of an initial term of ten years or an initial term of five years and one assumed five-year extension, resulting in a ten-year life. The expected lease term is used to determine whether a lease is finance or operating and to calculate straight-line rent expense.
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
(l) Finance Leases
The Company establishes assets and liabilities for the estimated construction costs incurred under lease arrangements where the Company is considered the owner for accounting purposes only, or build-to-suit leases, to the extent the Company is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease. Upon occupancy of facilities under build-to-suit leases, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If the transaction does not qualify for sales recognition under the sale-leaseback accounting guidance, the Company continues to be the deemed accounting owner. There were no material finance leases as of January 30, 2021 and February 1, 2020, respectively.
(m)Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $29.2 million and $28.9 million in fiscal 2020 and fiscal 2019, respectively.
(n) Equity Method Investments
The Company uses the equity method to account for its investments in which the Company is deemed to have the ability to exercise significant influence over an investee’s operating and financial policies or in which the Company holds a significant partnership or limited liability company interest. Equity method investments are initially recorded at cost in other assets in the consolidated balance sheets. The cost is adjusted to recognize the Company's proportionate share of the investee’s net income or loss after the date of investment and is also adjusted for any impairments resulting from other-than-temporary declines in fair value. These adjustments are recorded in interest (expense) income and other, net in the consolidated statements of operations. Additional adjustments to cost may include any additional contributions made and dividends received and both are recorded in other assets in the consolidated balance sheets.
(o) Share-Based Compensation
The Company measures the cost of employee services received in exchange for share-based compensation based on the grant date fair value of the employee stock award. The Company recognizes compensation expense generally on a straight-line basis over the employee's requisite service period (generally the vesting period of the equity grant) based on the estimated grant date fair value of restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") except for PSUs that have a market condition based on our total shareholder return relative to a pre-defined peer group which are subject to multi-year performance objectives with a vesting date in 2023 (if the applicable performance objectives are achieved). The fair value of these PSUs are determined using a Monte Carlo valuation model. The Company uses the Black-Scholes option-pricing model for grants of stock options.

The fair value of restricted stock awards are based on the closing price of the Company's common stock on the grant date and the fair value of stock options are based on the Black-Scholes option-pricing model utilizing the closing price of the Company's common stock on the grant date as the fair value of common stock in the model. Future share-based compensation cost will increase when the Company grants additional equity awards. Modifications, cancellations or repurchases of awards after the grant date may require the Company to accelerate any remaining unearned share-based compensation cost or incur incremental compensation costs. Share-based compensation cost recognized and included in expenses for fiscal 2020, fiscal 2019 and fiscal 2018, was $9.6 million, $12.4 million and $12.0 million, respectively.
(p) Revenue Recognition
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
The transaction price for the Company’s sales is based on the item’s stated price. To the extent that the Company charges customers for shipping and handling on e-commerce sales, the Company records such amounts in net sales. Shipping and handling costs, which include fulfillment and shipping costs related to the Company's e-commerce operations, are included in costs of goods sold. The Company has chosen ASU 2014-09's policy election which allows it to exclude all sales taxes from net sales in the accompanying consolidated statements of operations.
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
(t) Vendor Allowances
The Company receives various incentives in the form of allowances, free product and promotional funds from its vendors based on product purchases and advertising activities. The amounts received are subject to changes in market conditions, vendor marketing strategies and changes in the profitability or sell-through of the related merchandise for the Company. Merchandise allowances are recognized in the period the related merchandise is sold within cost of goods sold. Marketing allowances are recorded in selling, general and administrative expenses and are recognized in the period the related advertising occurs to the extent the allowance is a reimbursement that is specific and incremental, and identifiable costs have been incurred by the Company to sell the vendor’s products. To the extent these conditions are not met, these allowances are recorded as merchandise allowances.
(u) Store Pre-Opening Costs
Costs incurred between completion of a new store location’s construction and its opening (pre-opening costs) are charged to expense as incurred. Pre-opening costs were $9.0 million, $9.3 million and $6.5 million in fiscal 2020, fiscal 2019, and fiscal 2018, respectively, and are recorded in the accompanying consolidated statements of operations based on the nature of the expense.

(v) Advertising Costs
Advertising costs are charged to expense the first time the advertising takes place. Advertising expenses were $31.6 million, $48.1 million and $42.2 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
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
(z)Recently Issued Accounting Standards
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
(2)Revenue from Contracts with Customers
Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and party and snack (in thousands):

	Fiscal Year		Fiscal Year		Fiscal Year
	2020		2019		2018
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$928,342	47.3%	$919,627	49.8%	$793,180	50.9%
Fashion and home	701,461	35.8%	577,458	31.3%	482,424	30.9%
Party and snack	332,334	16.9%	349,645	18.9%	283,959	18.2%
Total	$1,962,137	100.0%	$1,846,730	100.0%	$1,559,563	100.0%

(3)Leases
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
In response to the COVID-19 pandemic, certain of the Company's landlords agreed to temporary rent concessions. These rent concessions generally related to abatements and deferrals of certain rent payments due between April through October into future periods.
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
All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of January 30, 2021 and February 1, 2020, the weighted average remaining lease term for the Company's operating leases was 7.9 years and 8.1 years respectively, and the weighted average discount rate is 6.2% and 6.6%, respectively.
The following table is a summary of the Company's components for net lease costs as of January 30, 2021 and February 1, 2020 (in thousands):

	Fifty-Two Weeks Ended
Lease Cost	January 30, 2021	February 1, 2020
Operating lease cost	$171,390	$144,971
Variable lease cost	46,638	40,379
Net lease cost*	$218,028	$185,350
* Excludes short-term lease cost, which is immaterial

The following table summarizes the maturity of lease liabilities under operating leases as of January 30, 2021 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2021	$204,238
2022	188,402
2023	181,274
2024	170,271
2025	155,514
After 2025	494,814
Total lease payments	1,394,513
Less: imputed interest	284,184
Present value of lease liabilities	$1,110,329

The following table summarizes the supplemental cash flow disclosures related to leases as of January 30, 2021 and February 1, 2020 (in thousands):

	Fifty-Two Weeks Ended
	January 30, 2021	February 1, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (1)	$134,130	$129,670
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$233,174	$273,832
(1) Included within operating activities in the Company's Consolidated Statements of Cash Flows.

As of January 30, 2021, the Company has entered into commitments for new stores for which the leases have not yet commenced that have future minimum lease payments of approximately $174.5 million.
During the fifty-two weeks ended January 30, 2021, the Company committed to 138 new store leases with average terms of approximately ten years that have future minimum lease payments of approximately $286.8 million.
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
Rent expense, including base and contingent rent under operating leases, was $119.0 million in fiscal 2018. Contingent rents was $0.6 million in fiscal 2018.
From January 31, 2021 to March 18, 2021, the Company committed to 23 new leases with terms of ten years that have future minimum lease payments of approximately $46.0 million.

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
The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Fiscal Year
	2020	2019	2018
Numerator:
Net income	$123,361	$175,056	$149,645
Denominator:
Weighted average common shares outstanding - basic	55,816,508	55,823,535	55,763,034
Dilutive impact of options, restricted stock units, and employee stock purchase plan	243,531	342,632	457,830
Weighted average common shares outstanding - diluted	56,060,039	56,166,167	56,220,864
Per common share:
Basic income per common share	$2.21	$3.14	$2.68
Diluted income per common share	$2.20	$3.12	$2.66

The effects of restricted stock units outstanding as of January 30, 2021, February 1, 2020 and February 2, 2019 for 20,425, 576 and 2,315 shares of common stock, respectively, were excluded from the fiscal 2020, fiscal 2019 and fiscal 2018 calculation of diluted income per common share as their impact would have been anti-dilutive.
The aforementioned excluded shares do not reflect the impact of any incremental repurchases under the treasury stock method.
(5)Line of Credit
On May 10, 2017, the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the “Prior Credit Agreement”), among the Company, 1616 Holdings, Inc., a wholly owned subsidiary of the Company ("1616 Holdings"), and Wells Fargo Bank, National Association, which includes a secured asset-based revolving line of credit in the amount of up to $20.0 million (the "Revolving Credit Facility”). On March 20, 2020, the Company exercised its right under the Prior Credit Agreement to increase the aggregate commitments under the Revolving Credit Facility from $20 million to $50 million.
On April 24, 2020, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), among the Company, 1616 Holdings, Inc. (together with the Company, the "Loan Parties), Wells Fargo Bank, National Association as administrative agent (the “Agent”), and other lenders party thereto (the "Lenders"). The Credit Agreement amends and restates the Prior Credit Agreement.
The Credit Agreement increased the Revolving Credit Facility to $225.0 million. Pursuant to the Credit Agreement, advances under the Revolving Credit Facility are tied to a borrowing base consisting of eligible credit card receivables and inventory, as reduced by certain reserves in effect from time to time. The Revolving Credit Facility expires on the earliest to occur of (i) April 24, 2023 or (ii) an event of default. The Revolving Credit Facility may be increased by up to $150.0 million, subject to certain conditions, including obtaining commitments from one or more Lenders. The entire amount of the Revolving Credit Facility is available for the issuance of letters of credit and allows for swingline loans.
The Credit Agreement provides that the interest rate payable on borrowings shall be, at the Company’s option, a per annum rate equal to (a) a base rate plus an applicable margin ranging from 1.00% to 1.25% or (b) a LIBOR rate plus a margin ranging from 2.00% to 2.25%. Letter of credit fees will range from 2.00% to 2.25%. The interest rate and letter of credit fees under the Credit Agreement are subject to an increase of 2.00% per annum upon an event of default.

The Credit Agreement contains customary covenants that limit, absent lender approval, the ability of Company and certain of its affiliates to, among other things, pay cash dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, enter into certain acquisition transactions or transactions with affiliates, merge, dissolve, repay certain indebtedness, change the nature of Company’s business, enter sale or leaseback transactions, make investments or dispose of assets. In some cases, these restrictions are subject to certain negotiated exceptions or permit Company to undertake otherwise restricted activities if it satisfies certain required conditions. In addition, the Company will be required to maintain availability of not less than (i) 15% of the lesser of (x) aggregate commitments under the Revolving Credit Facility and (y) the borrowing base (the "loan cap") prior to a stepdown date (as described below) and (ii) 10% of the loan cap after the stepdown date. The stepdown date is the first date occurring after both (i) the date that 75% of the number of stores as of the closing date of the Revolving Credit Facility have reopened ("store opening date") and (ii) the date occurring at least six months after the store reopening date on which the fixed charge coverage ratio is at least 1.00 to 1.00.
If there exists an event of default or availability under the Revolving Credit Facility is less than 15% of the loan cap, amounts in any of the Loan Parties’ or subsidiary guarantors' designated deposit accounts will be transferred daily into a blocked account held by the Agent and applied to reduce outstanding amounts under the Revolving Credit Facility (the “Cash Dominion Event”), so long as (i) such event of default has not been waived and/or (ii) until availability has exceeded 15% of the loan cap for sixty (60) consecutive calendar days (provided that such ability to discontinue the Cash Dominion Event shall be limited to two times during the term of the Credit Agreement).
The Credit Agreement also contains a provision stating that the Company cannot borrow in excess of $50 million under the Revolving Credit Facility at any time the amount of the consolidated cash and cash equivalents of the Loan Parties (excluding certain long-term investments and certain other items) exceeds $50 million.
The Credit Agreement contains customary events of default including, among other things, failure to pay obligations when due, initiation of bankruptcy or insolvency proceedings, defaults on certain other indebtedness, change of control, incurrence of certain material judgments that are not stayed, satisfied, bonded or discharged within 30 days, certain ERISA events, invalidity of the credit documents, and violation of affirmative and negative covenants or breach of representations and warranties set forth in the Credit Agreement. Amounts under the Revolving Credit Facility may become due upon events of default (subject to any applicable grace or cure periods).
Under the Credit Agreement, all obligations under the Revolving Credit Facility are guaranteed by 1616 Holdings and are secured by substantially all of the assets of the Company and 1616 Holdings.
On January 27, 2021, the Company entered into a First Amendment to Credit Agreement (the “First Amendment”) among the Loan Parties, the Lenders and Agent, which amended Credit Agreement.
Pursuant to the First Amendment, the Company obtained commitments from the Lenders that would allow the Company at its election (subject only to satisfaction of certain customary conditions such as the absence of any Event of Default), to increase the amount of the Revolving Credit Facility by an aggregate principal amount up to $50,000,000 (the “Committed Increase”). The First Amendment preserves the existing provisions of the Credit Agreement allowing for further increases to the total commitment under the Revolving Credit Facility, subject to certain conditions including obtaining commitments from one or more Lenders (“Uncommitted Incremental Capacity”), provided that the total amount of the facility, as increased pursuant to a Committed Increase or Uncommitted Incremental Capacity, cannot exceed $375,000,000. The current amount of the Revolving Credit Facility is maintained at $225,000,000.
Pursuant to the First Amendment, availability under the Revolving Credit Facility will continue to be based upon quarterly (or monthly or weekly, in certain cases) borrowing base certifications valuing the Loan Parties’ eligible credit card receivables and inventory, as reduced by certain reserves in effect from time to time. The First Amendment provides for the deferral of inventory appraisals and certain other diligence items, with reduced advance rates applicable during the period that such appraisals have not been delivered.
The First Amendment also reduced the pricing under the Revolving Credit Facility. Giving effect to the First Amendment, outstanding borrowings under the Revolving Credit Facility would accrue interest at floating rates plus an applicable margin ranging from 1.25% to 1.75% for LIBOR loans and 0.25% to 0.75% for base rate loans, and letter of credit fees range from 1.25% to 1.75%., in each case based on the average availability under the Revolving Credit Facility.
The First Amendment makes a number of other revisions to the covenants in the Credit Agreement, including a revision to the minimum availability covenant to require availability of 12.5% during the diligence deferral period referenced above and 10.0% at all other times.
During fiscal 2020, the Company borrowed and repaid approximately $50 million from its Revolving Credit Facility. During fiscal 2019 and fiscal 2018, the Company had no borrowings or interest expense under the Revolving Credit Facility.

As of January 30, 2021, the Company had approximately $191 million available on the Revolving Credit Facility. As of February 1, 2020 and February 2, 2019, the Company had approximately $20 million available on the Revolving Credit Facility.
All obligations under the First Amendment are secured by substantially all of the Company's assets and are guaranteed by 1616 Holdings. As of January 30, 2021 and February 1, 2020, the Company was in compliance with the covenants applicable to it under the First Amendment and the Revolving Credit Facility.
(6)Commitments and Contingencies
Commitments
Other Contractual Commitments
The Company has an executive severance plan that is applicable to certain key employees that provide for, among other things, salary, bonus, severance, and change-in-control provisions.
As of January 30, 2021, the Company had other purchase commitments of approximately $5.9 million consisting of purchase agreements for materials that will be used in the construction of new stores.
In July 2020, the Company acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot distribution center to support the Company's anticipated growth. The total cost of the land and building is expected to be approximately $65 million, of which approximately $36 million has been paid through January 30, 2021. The Company expects to occupy the distribution center in Buckeye, Arizona in the second half of 2021.
Contingencies
Legal Matters
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial condition or results of operations.
(7)Shareholders’ Equity
As of January 30, 2021, the Company is authorized to issue 120,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock. The holders of the common stock are entitled to one vote per share of common stock and are entitled to receive dividends if declared by the Board of Directors. The preferred stock may be issued from time to time in series as designated by the Board of Directors. The designations, powers, preferences, voting rights, privileges, options, conversion rights, and other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof shall be designated by the Board of Directors.
Common Stock
The Five Below, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”) is intended to be qualified as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986. The number of shares of common stock reserved for issuance, which is subject to other limitations, is 500,000 shares. The ESPP allows eligible employees the opportunity to purchase, subject to limitations, shares of the Company’s common stock through payroll deductions at a discount of 10% of the fair market value of such shares on the purchase date. In fiscal 2020, the Company issued 3,561 shares of common stock under the ESPP resulting in proceeds of $0.5 million and recorded share-based compensation expense of $50 thousand in connection with the ESPP related to the amount of the discount. In fiscal 2019, the Company issued 3,456 shares of common stock under the ESPP resulting in proceeds of $0.4 million and recorded share-based compensation expense of $48 thousand in connection with the ESPP related to the amount of the discount. In fiscal 2018, the Company issued 3,413 shares of common stock under the ESPP resulting in proceeds of $0.4 million and recorded share-based compensation expense of $32 thousand in connection with the ESPP related to the amount of the discount.
(8)Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2002 Equity Incentive Plan (the “Plan”), the Company’s Board of Directors may grant stock options, restricted shares and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7.6 million shares under the Plan. As of January 30, 2021, 2.8 million stock options, restricted shares, or restricted stock units were available for grant.

Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s Board of Directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity under the Plan was as follows:

	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term
Balance as of February 3, 2018	519,485	$29.53	5.9
Granted	—	—
Forfeited	(71)	4.95
Exercised	(145,157)	27.73
Balance as of February 2, 2019	374,257	30.23	5.1
Granted	—	—
Forfeited	(1,150)	39.47
Exercised	(141,582)	29.02
Balance as of February 1, 2020	231,525	30.92	4.1
Granted	—
Forfeited	(1,650)	31.49
Exercised	(176,846)	30.23
Balance as of January 30, 2021	53,029	33.22	3.2
Exercisable as of January 30, 2021	53,029	$33.22	3.2
The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not grant any stock options in fiscal 2020, fiscal 2019 and fiscal 2018.
The Company uses the simplified method to estimate the expected term of the option. The expected volatility incorporates historical and implied volatility of similar entities whose share prices are publicly available. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The total intrinsic value of stock options exercised during fiscal 2020, fiscal 2019 and fiscal 2018 was $17.6 million, $14.0 million and $9.9 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable was $7.5 million as of January 30, 2021. In fiscal 2020, fiscal 2019 and fiscal 2018, the Company received cash from the exercise of options of $5.3 million, $4.1 million and $4.0 million, respectively. Upon option exercise, the Company issued new shares of common stock.
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
PSUs that have a market condition based on our total shareholder return relative to a pre-defined peer group are subject to multi-year performance objectives with a vesting date in 2023 (if the applicable performance objectives are achieved). The fair value of these PSUs are determined using a Monte Carlo valuation model.

RSU and PSU activity under the Plan was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of February 3, 2018	309,554	$38.48	495,659	$37.43
Granted	115,411	77.28	121,333	69.59
Vested	(107,695)	37.98	(197,534)	35.69
Forfeited	(24,382)	43.75	(3,258)	69.03
Non-vested balance as of February 2, 2019	292,888	53.52	416,200	47.38
Granted	89,337	119.28	85,939	116.92
Vested	(109,924)	44.70	(117,137)	39.21
Forfeited	(21,949)	70.48	(27,836)	45.23
Non-vested balance as of February 1, 2020	250,352	79.37	357,166	66.96
Granted	179,947	107.82	370,613	134.73
Vested	(102,382)	66.33	(127,622)	39.89
Forfeited	(23,519)	87.54	(340,381)	89.54
Non-vested balance as of January 30, 2021	304,398	$99.94	259,776	$151.73
In connection with the vesting of RSUs and PSUs during fiscal 2020, the Company withheld 51,734 shares with an aggregate value of $3.9 million in satisfaction of minimum tax withholding obligations due upon vesting. In connection with the vesting of RSUs and PSUs during fiscal 2019, the Company withheld 83,121 shares with an aggregate value of $10.4 million in satisfaction of minimum tax withholding obligations due upon vesting. In connection with the vesting of RSUs during fiscal 2018, the Company withheld 113,058 shares with an aggregate value of $8.0 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of January 30, 2021, there was $35.9 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.7 years.
Share Repurchase Program
On March 20, 2018, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company's common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. On March 9, 2021, our Board of Directors approved a new share repurchase program for up to $100 million of its common shares through March 31, 2024. In fiscal 2018, the Company repurchased 21,810 shares under this program at an aggregate cost of approximately $2.0 million, or an average price of $91.07 per share. In fiscal 2019, the Company repurchased 337,552 shares under this program at an aggregate cost of approximately $36.9 million, or an average price of $109.27 per share. In fiscal 2020, the Company repurchased 137,023 shares under this program at an aggregate cost of approximately $12.7 million, or an average price of $92.42 per share. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
(9)Income Taxes
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
As of January 30, 2021, no valuation allowance has been provided for net deferred tax assets as management believes that it is more likely than not that the Company will realize all deferred tax assets as of January 30, 2021.

The components of the income tax expense are as follows (in thousands):

	Fiscal Year
	2020	2019	2018
Current:
Federal	$2,276	$25,069	$33,297
State	7,235	6,602	8,315
	9,511	31,671	41,612
Deferred:
Federal	21,954	13,487	2,000
State	(1,759)	1,355	(1,450)
	20,195	14,842	550
Income tax expense	$29,706	$46,513	$42,162
The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year
	2020	2019	2018
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.8	2.8	2.8
Other (1)	(4.4)	(2.8)	(1.8)
	19.4%	21.0%	22.0%
(1)Other line includes excess tax benefits relating to share-based payment accounting.

 The effective tax rate for fiscal 2020 compared to fiscal 2019 was primarily driven by discrete items, which includes the impact of the CARES Act, partially offset by a reduction of the benefit of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" with respect to the requirements to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets. The effective tax rate for fiscal 2019 compared to fiscal 2018 was primarily driven by discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are (in thousands):

	January 30, 2021	February 1, 2020
Deferred tax assets:
Net operating loss carryforwards	$1,139	$—
Inventories	10,626	13,182
Deferred revenue	851	1,255
Accrued bonus	1,128	1,007
Deferred rent	—	—
Operating lease liabilities	287,351	242,432
Other	4,662	5,208
Deferred tax assets	305,757	263,084
Deferred tax liabilities:
Property and equipment	(81,129)	(55,953)
Operating lease assets	(252,541)	(214,935)
Other	(998)	(912)
Deferred tax liabilities	(334,668)	(271,800)
	$(28,911)	$(8,716)
The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s balance sheets as of January 30, 2021 and February 1, 2020, and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for fiscal 2020, fiscal 2019, or fiscal 2018.
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
(10) Employee Benefit Plan
The Company has a 401(k) Retirement Savings Plan and employees can contribute up to the maximum amount allowed under law. The Company may make discretionary matching and profit sharing contributions, which vest over a period of five years from each employee’s commencement of employment with the Company. During fiscal 2020, fiscal 2019 and fiscal 2018, the Company made matching contributions of $2.8 million, $2.9 million and $1.2 million, respectively.
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
Set forth below is data for the following groups of products: leisure, fashion and home, and party and snack. The percentage of net sales represented by each product group for each of the last three fiscal years was as follows:

	Percentage of Net Sales
	Fiscal Year
	2020	2019	2018
Leisure	47.3%	49.8%	50.9%
Fashion and home	35.8%	31.3%	30.9%
Party and snack	16.9%	18.9%	18.2%
Total	100.0%	100.0%	100.0%
Leisure includes items such as sporting goods, games, toys, tech, books, electronic accessories, and arts and crafts. Fashion and home includes items such as personal accessories, “attitude” t-shirts, beauty offerings, home goods and storage options. Party and snack includes items such as party and seasonal goods, greeting cards, candy and other snacks, and beverages.

(12) Quarterly Results of Operations and Seasonality (Unaudited)
Quarterly financial results for fiscal 2020 and fiscal 2019 were as follows: (in thousands except for per share data).

	Fiscal Year 2020 (1)				Fiscal Year 2019 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$858,514	$476,614	$426,110	$200,899	$687,130	$377,438	$417,400	$364,762
Gross profit	$340,930	$151,100	$139,839	$20,461	$289,128	$118,682	$146,171	$119,985
Net income (loss)	$123,937	$20,425	$29,581	$(50,582)	$110,374	$10,189	$28,831	$25,662
Basic income (loss) per common share	$2.22	$0.37	$0.53	$(0.91)	$1.98	$0.18	$0.52	$0.46
Diluted income (loss) per common share	$2.20	$0.36	$0.53	$(0.91)	$1.97	$0.18	$0.51	$0.46
(1)The sum of the quarterly per share amounts may not equal per share amounts reported for the fiscal year due to rounding.

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

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended January 30, 2021, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of January 30, 2021. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of January 30, 2021, the company maintained effective internal control over financial reporting at a reasonable assurance level.
The effectiveness of the company’s internal control over financial reporting as of January 30, 2021 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report dated March 18, 2021 that appears below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Five Below, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Five Below, Inc. and subsidiary's (the Company) internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 30, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 18, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
March 18, 2021

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is included in the “Board of Directors-Nominees for Election to the Board of Directors for a Three-Year Term Expiring at the 2024 Annual Meeting,” “Board of Directors-Members of the Board of Directors Continuing in Office for a Term Expiring at the 2022 Annual Meeting,” “Board of Directors-Members of the Board of Directors Continuing in Office for a Term Expiring at the 2023 Annual Meeting,” “Executive Officers,” “Board of Directors-Code of Business Conduct and Ethics,” “Board of Directors-Committees of the Board of Directors,” and “Board of Directors-Director Nomination Process” sections of our proxy statement for the 2021 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is included in the “Compensation Discussion and Analysis,” “Executive Compensation,” “Board of Directors–Director Compensation,” “Board of Directors–Board Leadership Structure and Board’s Role in Risk Oversight,” “Board of Directors–Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” sections of our proxy statement for the 2021 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item 12 is included in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of our proxy statement for the 2021 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included in the “Certain Relationships and Related Party Transactions” and “Board of Directors–Director Independence” sections of our proxy statement for the 2021 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in the “Proposal 2, Ratification of Independent Registered Public Accounting Firm” section of our proxy statement for the 2021 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.

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

4.2    Description of Five Below's Securities (incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 5, 2018)

10.1†    Five Below, Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 29, 2012)

10.2†    Five Below, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 1, 2016)

10.3a†    Form of Non-Qualified Stock Option Agreement (Employees) (used for options granted prior to May 21, 2013) (incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on April 18, 2012)

10.3b†    Form of Non-Qualified Stock Option Agreement (Employees) (used for options granted after May 21, 2013 and prior to June 30, 2014) (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 10, 2013)

10.3c†    Form of Non-Qualified Stock Option Agreement for Employees (used for options granted after June 30, 2014) (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2014)

10.4a†    Form of Non-Qualified Stock Option Agreement (Executives) (used for options granted prior to May 21, 2013) (incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on April 18, 2012)

10.4b†    Form of Non-Qualified Stock Option Agreement (Executives) (used for options granted after May 21, 2013 and prior to June 30, 2014) (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 10, 2013)

10.4c†    Form of Non-Qualified Stock Option Agreement for Executives (used for options granted after June 30, 2014) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2014)

10.5†    Form of Award Agreement for Restricted Shares under the Five Below, Inc. Equity Incentive Plan (Employees) (incorporated by reference to Exhibit 10.14 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on June 12, 2012)

10.6†    Form of Award Agreement for Restricted Shares under the Five Below, Inc. Amended and Restated Equity Incentive Plan (Directors) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2013)

10.7†    Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2014)

10.8†    Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 5, 2014)

10.9†    Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2016)

10.10†    Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018)

10.11†    Form of Award Agreement for Performance-Based Restricted Stock Units (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2018)

10.12†    Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.17 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on May 24, 2012)

10.13†    Letter Employment Agreement, dated October 14, 2010, by and between Thomas Vellios and Five Below, Inc. (incorporated by reference to Exhibit 10.19 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on April 18, 2012)

10.14†    Amendment to Employment Agreement, dated September 28, 2011, by and between Thomas Vellios and Five Below, Inc. (incorporated by reference to Exhibit 10.20 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on April 18, 2012)

10.15†    Amendment, dated February 18, 2015, to Employment Letter, dated October 14, 2010, as amended, by and between Thomas Vellios and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2015)

10.16†    Letter Employment Agreement, dated April 16, 2012, by and between Kenneth R. Bull and Five Below, Inc. (incorporated by reference to Exhibit 10.21 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on April 18, 2012)

10.17†    Letter Employment Agreement, dated December 10, 2014, by and between Michael Romanko and Five Below, Inc. (incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2015)

10.18†    Employment Letter and Non-Disclosure Agreement, each dated June 8, 2014, by and between Joel D. Anderson and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2014)

10.19†    Amendment to Employment Letter, dated December 4, 2014, by and between Joel D. Anderson and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2014)

10.20†    Second Amendment to Employment Letter, dated July 20, 2015, by and between Joel D. Anderson and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 3, 2015)

10.21†    Employment Letter and Non-Disclosure Agreement, each dated May 21, 2014, by and between Eric M. Specter and Five Below, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2014)

10.22†    Amendment to Employment Letter, dated March 11, 2016, by and between Eric M. Specter and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2016)

10.23    Fifth Amended and Restated Credit Agreement, dated April 24, 2020, among Five Below, Inc., 1616 Holdings, Inc., and Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2020)

10.24    Facility Guarantee, dated April 24, 2020, between 1616 Holdings, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2020)

10.25    Security Agreement, dated April 24, 2020, among Five Below, Inc., 1616 Holdings, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2020)

10.26        First Amendment to Credit Agreement, dated January 27, 2021, among Five Below, Inc., 1616 Holdings, Inc., and Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2020)

10.27†    Employment Letter, dated April 6, 2017, by and between George S. Hill and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 2, 2017)

10.28†    Five Below, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 2, 2017)

10.29†    Employment Letter, dated October 29, 2017, by and between David Makuen and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 1, 2017)

10.30†    Employment Letter, dated February 19, 2019, and Non-Solicitation, Non-Disclosure, Non-Compete and Proprietary Information Agreement by and between Judy Werthauser and Five Below, Inc. (incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2019)

10.31†    Form of Award Agreement for Restricted Stock Units under the Five Below, Inc. Amended and Restated Equity Incentive Plan (Directors) (incorporated by reference to Exhibit 10.30 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 29, 2019)

10.32†    Five Below, Inc. 2020 Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2020)

10.33†    Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 10.32 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2020)

10.34†    Form of Award Agreement for Performance-Based Restricted Stock Units under the Five Below, Inc. Amended and Restated Equity Incentive Plan (Directors) (incorporated by reference to Exhibit 10.33 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2020)

10.35    First Amendment to Credit Agreement, dated January 27, 2021, among the Company, 1616 Holdings, Inc., Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2021)

21.1    List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2020)

23.1    Consent of KPMG LLP (filed herewith)

31.1    Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2     Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101*    The following financial information from this Annual Report on Form 10-K, formatted in Inline XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of January 30, 2021 and February 1, 2020; (ii) the Consolidated Statements of Operations for Fiscal Years 2020, 2019, and 2018; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for Fiscal Years 2020, 2019, and 2018; (iv) the Consolidated Statements of Cash Flows for Fiscal Years 2020, 2019, and 2018 and (v) the Notes to Consolidated Financial Statements, in each case, tagged in detail.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Philadelphia, Pennsylvania, on the 18th day of March 2021.

FIVE BELOW, INC.
By: /s/ Joel D. Anderson
Name: Joel D. Anderson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas G. Vellios Thomas G. Vellios	Non-Executive Chairman of the Board	March 18, 2021
/s/ Joel D. Anderson Joel D. Anderson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2021
/s/ Kenneth R. Bull Kenneth R. Bull	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2021
/s/ Kathleen S. Barclay Kathleen S. Barclay	Director	March 18, 2021
/s/ Catherine E. Buggeln Catherine E. Buggeln	Director	March 18, 2021
/s/ Michael F. Devine III Michael F. Devine III	Director	March 18, 2021
/s/ Dinesh Lathi Dinesh Lathi	Director	March 18, 2021
/s/ Richard L. Markee Richard L. Markee	Director	March 18, 2021
/s/ Thomas M. Ryan Thomas M. Ryan	Director	March 18, 2021
/s/ Ronald L. Sargent Ronald L. Sargent	Director	March 18, 2021
/s/ Zuhairah S. Washington Zuhairah S. Washington	Director	March 18, 2021