Form 10-Q
period 2021-05-01
FIVE BELOW, INC
filed 2021-06-04
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2021.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 3, 2021 was 55,993,368.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	May 1, 2021	January 30, 2021	May 2, 2020
Assets
Current assets:
Cash and cash equivalents	$84,170	$268,783	$69,760
Short-term investment securities	299,289	140,928	69,220
Inventories	326,710	281,267	367,516
Prepaid income taxes and tax receivable	2,248	6,350	11,974
Prepaid expenses and other current assets	55,175	58,085	54,560
Total current assets	767,592	755,413	573,030
Property and equipment, net of accumulated depreciation and amortization of $297,322, $278,019, and $231,234, respectively.	624,775	565,351	475,646
Operating lease assets	1,023,883	975,862	867,295
Deferred income taxes	—	—	4,391
Long-term investment securities	8,684	—	—
Other assets	18,794	18,144	12,363
	$2,443,728	$2,314,770	$1,932,725

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	169,392	138,622	137,480
Income taxes payable	7,831	2,025	9,050
Accrued salaries and wages	26,942	43,445	5,212
Other accrued expenses	114,252	108,504	85,377
Operating lease liabilities	147,176	143,074	126,668
Total current liabilities	465,593	435,670	363,787
Other long-term liabilities	1,048	1,048	1,678
Long-term operating lease liabilities	1,014,768	967,255	877,495
Deferred income taxes	31,677	28,911	—
Total liabilities	1,513,086	1,432,884	1,242,960
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,994,069, 55,935,237, and 55,735,417 shares, respectively.	560	559	558
Additional paid-in capital	320,234	321,075	302,898
Retained earnings	609,848	560,252	386,309
Total shareholders’ equity	930,642	881,886	689,765
	$2,443,728	$2,314,770	$1,932,725
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net sales	$597,823	$200,899
Cost of goods sold	396,954	180,438
Gross profit	200,869	20,461
Selling, general and administrative expenses	137,182	92,657
Operating income (loss)	63,687	(72,196)
Interest (expense) income and other (expense) income, net	(977)	143
Income (loss) before income taxes	62,710	(72,053)
Income tax expense (benefit)	13,114	(21,471)
Net income (loss)	$49,596	$(50,582)
Basic income (loss) per common share	$0.89	$(0.91)
Diluted income (loss) per common share	$0.88	$(0.91)
Weighted average shares outstanding:
Basic shares	55,970,620	55,723,045
Diluted shares	56,274,491	55,723,045
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, January 30, 2021	55,935,237	$559	$321,075	$560,252	$881,886
Share-based compensation expense	—	—	5,695	—	5,695
Issuance of unrestricted stock awards	400	—	81	—	81
Exercise of options to purchase common stock	200	—	6	—	6
Vesting of restricted stock units and performance-based restricted stock units	92,914	1	—	—	1
Common shares withheld for taxes	(34,682)	—	(6,623)	—	(6,623)
Net Income	—	—	—	49,596	49,596
Balance, May 1, 2021	55,994,069	$560	$320,234	$609,848	$930,642

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity

	Shares	Amount
Balance, February 1, 2020	55,712,067	$557	$322,330	$436,891	$759,778
Share-based compensation benefit	—	—	(3,536)	—	(3,536)
Exercise of options to purchase common stock	2,136	—	65	—	65
Vesting of restricted stock units and performance-based restricted stock units	204,769	2	—	—	2
Common shares withheld for taxes	(46,532)	—	(3,299)	—	(3,299)
Repurchase and retirement of common stock	(137,023)	(1)	(12,662)	—	(12,663)
Net Loss	—	—	—	(50,582)	(50,582)
Balance, May 2, 2020	55,735,417	$558	$302,898	$386,309	$689,765
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Operating activities:
Net income (loss)	$49,596	$(50,582)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,237	16,188
Share-based compensation expense (benefit)	5,797	(3,526)
Deferred income tax expense (benefit)	2,766	(13,107)
Other non-cash expenses	176	225
Changes in operating assets and liabilities:
Inventories	(45,443)	(43,488)
Prepaid income taxes and tax receivable	4,102	(7,911)
Prepaid expenses and other assets	3,333	21,417
Accounts payable	30,863	(342)
Income taxes payable	5,806	(455)
Accrued salaries and wages	(16,503)	(14,661)
Operating leases	3,594	32,242
Other accrued expenses	3,418	(1,253)
Net cash provided by (used in) operating activities	66,742	(65,253)
Investing activities:
Purchases of investment securities and other investments	(232,437)	(43,344)
Sales, maturities, and redemptions of investment securities	64,142	33,353
Capital expenditures	(76,444)	(40,028)
Net cash used in investing activities	(244,739)	(50,019)
Financing activities:
Borrowing on note payable under Revolving Credit Facility	—	50,000
Repayment of note payable under Revolving Credit Facility	—	(50,000)
Cash paid for Revolving Credit Facility financing costs	—	(1,563)
Repurchase and retirement of common stock	—	(12,663)
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	7	67
Common shares withheld for taxes	(6,623)	(3,299)
Net cash used in financing activities	(6,616)	(17,458)
Net decrease in cash and cash equivalents	(184,613)	(132,730)
Cash and cash equivalents at beginning of period	268,783	202,490
Cash and cash equivalents at end of period	$84,170	$69,760

Supplemental disclosures of cash flow information:
Non-cash investing activities
Increase in accrued purchases of property and equipment	$2,216	$12,944
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of May 1, 2021, operated in 39 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, South Carolina, Mississippi, Louisiana, Wisconsin, Oklahoma, Minnesota, California, Arkansas, Iowa, Nebraska, Arizona, Nevada, Colorado and Utah. As of May 1, 2021 and May 2, 2020, the Company operated 1,087 stores and 920 stores, respectively, each operating under the name “Five Below,” and sells merchandise on the internet, through the Company's fivebelow.com e-commerce website.
(b)    Impact of COVID-19
As a result of the COVID-19 pandemic, our business operations and results of operations, including our net sales, earnings and cash flows, were materially impacted in fiscal 2020 as a result of the temporary closures of our stores in the first half of 2020, and decreased customer traffic in stores, including as the result of limitations on the number of persons permitted in stores at one time by certain local and state regulations.
The Company's ability to operate improved beginning in the second half of fiscal 2020 and extending into fiscal 2021. However, the ultimate health and economic impact of the COVID-19 pandemic remains uncertain. If the pandemic were to worsen, our business operations, including net sales, earnings and cash flows, may be materially impacted. Further, the Company may determine to reinstate any of the mitigation measures implemented in fiscal 2020 that have since been modified or terminated, or take any additional steps that we consider necessary.
(c)    Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2021" or "fiscal 2021" refer to the period from January 31, 2021 to January 29, 2022, which is a 52-week fiscal year. References to "fiscal year 2020" or "fiscal 2020" refer to the period from February 2, 2020 to January 30, 2021, which is a 52-week fiscal year. The fiscal quarters ended May 1, 2021 and May 2, 2020 refer to the thirteen weeks ended as of those dates.
(d)    Basis of Presentation
The consolidated balance sheets as of May 1, 2021 and May 2, 2020, the consolidated statements of operations for the thirteen weeks ended May 1, 2021 and May 2, 2020, the consolidated statements of shareholders’ equity for the thirteen weeks ended May 1, 2021 and May 2, 2020 and the consolidated statements of cash flows for the thirteen weeks ended May 1, 2021 and May 2, 2020 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended May 1, 2021 and May 2, 2020. The balance sheet as of January 30, 2021, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2020 as filed with the Securities and Exchange Commission on March 18, 2021 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended January 30, 2021 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen weeks ended May 1, 2021 and May 2, 2020 are not necessarily indicative of the consolidated operating results for the year ending January 29, 2022 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.

(e)    Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The impact of the adoption of ASU 2020-04 is not expected to be significant to the Company's consolidated financial statements.
(f)    Use of Estimates
The preparation of the consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, net realizable value for inventories, income taxes, share-based compensation expense and the incremental borrowing rate utilized in operating lease liabilities.
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
The Company’s financial instruments consist primarily of cash equivalents, investment securities, accounts payable, and borrowings, if any, under a line of credit. The Company believes that: (1) the carrying value of cash equivalents and accounts payable are representative of their respective fair value due to the short-term nature of these instruments; and (2) the carrying value of the borrowings, if any, under the line of credit approximates fair value because the line of credit’s interest rates vary with market interest rates. Under the fair value hierarchy, the fair market values of the investments in corporate bonds are Level 1 while the investments in municipal bonds are Level 2. The fair market values of Level 2 instruments are determined by management with the assistance of a third-party pricing service. Since quoted prices in active markets for identical assets are not available, these prices are determined by the third-party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.
As of May 1, 2021, January 30, 2021, and May 2, 2020, the Company had cash equivalents of $67.6 million, $250.7 million and $54.0 million, respectively. The Company’s cash equivalents consist of credit and debit card receivables, money market funds, and corporate bonds with original maturities of 90 days or less. Fair value for cash equivalents was determined based on Level 1 inputs.

As of May 1, 2021, January 30, 2021, and May 2, 2020, the Company's investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of May 1, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$246,179	$—	$125	$246,054
Municipal bonds	53,110	—	18	53,092
Total	$299,289	$—	$143	$299,146

Long-term:
Corporate bonds	$7,025	$—	$19	$7,006
Municipal bonds	1,659	—	2	1,657
Total	$8,684	$—	$21	$8,663

	As of January 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$95,530	$—	$53	$95,477
Municipal bonds	45,398	—	7	45,391
Total	$140,928	$—	$60	$140,868

	As of May 2, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$69,220	$—	$33	$69,187
Total	$69,220	$—	$33	$69,187
Short-term investment securities as of May 1, 2021, January 30, 2021, and May 2, 2020 all mature in one year or less. Long-term investment securities as of May 1, 2021 all mature after one year but in less than three years.
(h)    Prepaid Expenses and Other Current Assets
Prepaid expenses as of May 1, 2021, January 30, 2021, and May 2, 2020 were $20.8 million, $19.0 million, and $14.3 million, respectively. Other current assets as of May 1, 2021, January 30, 2021, and May 2, 2020 were $34.4 million, $39.1 million, and $40.3 million, respectively.
(i)    Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $31.5 million, $29.2 million, and $34.2 million as of May 1, 2021, January 30, 2021, and May 2, 2020, respectively.
(2)Revenue from Contracts with Customers
Revenue Transactions
Revenue from store operations is recognized at the point of sale when control of the product is transferred to the customer at such time. Internet sales, through the Company's fivebelow.com e-commerce website, are recognized when the customer receives the product as control transfers upon delivery. Returns subsequent to the period end are immaterial; accordingly, no significant reserve has been recorded. Gift card sales to customers are initially recorded as liabilities and recognized as sales upon redemption for merchandise or as breakage revenue in proportion to the pattern of redemption of the gift cards by the customer in net sales.

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
Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and party and snack (in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	May 1, 2021		May 2, 2020
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$296,289	49.6%	$96,353	48.0%
Fashion and home	179,876	30.1%	67,159	33.4%
Party and snack	121,658	20.3%	37,387	18.6%
Total	$597,823	100.0%	$200,899	100.0%
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
In response to the COVID-19 pandemic, certain of the Company's landlords agreed to temporary rent concessions. These rent concessions generally related to deferrals and abatements of certain rent payments due between April 2020 through October 2020 into future periods.

In accordance with the Financial Accounting Standards Board's staff guidance regarding rent concessions related to the effects of the COVID-19 pandemic, the Company has elected to account for the concessions agreed to by landlords that do not result in a substantial increase in the obligations of the lessee as if the enforceable rights and obligations for those concessions existed in the original lease agreements and the Company has elected to not remeasure the related lease liabilities and right-of-use assets. For qualifying rent abatement concessions, the Company has recorded negative variable lease expense for the amount of the concession during the period of relief, and for qualifying deferrals of rental payments, the Company has recognized a non-interest bearing payable in lieu of recognizing a decrease in cash for the lease payment that would have been made based on the original terms of the lease agreement, which will be reduced when the deferred payment is made in the future.
During the thirteen weeks ended May 1, 2021, the Company committed to 59 new store leases with average terms of approximately 10 years that have future minimum lease payments of approximately $120.4 million.
All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of May 1, 2021 and May 2, 2020, the weighted average remaining lease term for the Company's operating leases was 7.9 years and 8.1 years, respectively, and the weighted average discount rate was 6.0% and 6.5%, respectively.
The following table is a summary of the Company's components for net lease costs (in thousands):

	Thirteen Weeks Ended
Lease Cost	May 1, 2021	May 2, 2020
Operating lease cost	$47,529	$40,348
Variable lease cost	13,631	11,343
Net lease cost*	$61,160	$51,691

* Excludes short-term lease cost, which is immaterial.

The following table summarizes the maturity of lease liabilities under operating leases as of May 1, 2021 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2021	$159,764
2022	198,544
2023	191,360
2024	180,156
2025	165,338
After 2025	545,477
Total lease payments	1,440,639
Less: imputed interest	278,695
Present value of lease liabilities	$1,161,944

The following table summarizes the supplemental cash flow disclosures related to leases (in thousands):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (1)	$50,911	$10,322
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$77,208	$60,928

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
The following table reconciles net income (loss) and the weighted average common shares outstanding used in the computations of basic and diluted income (loss) per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Numerator:
Net income (loss)	$49,596	$(50,582)
Denominator:
Weighted average common shares outstanding - basic	55,970,620	55,723,045
Dilutive impact of options, restricted stock units and employee stock purchase plan	303,871	—
Weighted average common shares outstanding - diluted	56,274,491	55,723,045
Per common share:
Basic income (loss) per common share	$0.89	$(0.91)
Diluted income (loss) per common share	$0.88	$(0.91)
The effects of the assumed vesting of restricted stock units for 412 shares of common stock for the thirteen weeks ended May 1, 2021 were excluded from the calculation of diluted net income per share, as their impact would have been anti-dilutive.
For the thirteen weeks ended May 2, 2020, all common stock equivalents related to outstanding stock options and unvested restricted units were excluded from the calculation of diluted net loss per share, as their impact would have been anti-dilutive due to the Company's net loss for the period.
The aforementioned excluded shares do not reflect the impact of any incremental repurchases under the treasury stock method.
(5)Line of Credit
On January 27, 2021, the Company entered into a First Amendment to Credit Agreement (the "First Amendment") which amended the Fifth Amended and Restated Credit Agreement (as amended by the First Amendment, the “Credit Agreement”) dated April 24, 2020 among the Company, 1616 Holdings, Inc., a wholly-owned subsidiary of the Company ("1616 Holdings" and together with the Company, the "Loan Parties"), Wells Fargo Bank, National Association as administrative agent (the “Agent”), and other lenders party thereto (the "Lenders").
The Credit Agreement provides for a secured asset-based revolving line of credit in the amount of up to $225.0 million (the "Revolving Credit Facility"). Advances under the Revolving Credit Facility are tied to a borrowing base consisting of eligible credit card receivables and inventory, as reduced by certain reserves in effect from time to time. Pursuant to the Credit Agreement, inventory appraisals and certain other diligence items are deferred, with reduced advance rates during the period that such appraisals have not been delivered. The Revolving Credit Facility expires on the earliest to occur of (i) April 24, 2023 or (ii) an event of default.
The Revolving Credit Facility may be increased by up to $150.0 million, subject to certain conditions, including obtaining commitments from one or more Lenders (the "Accordion"). Pursuant to the First Amendment, the Company obtained commitments from the Lenders that would allow the Company at its election (subject only to satisfaction of certain customary conditions such as the absence of any Event of Default), to increase the amount of the Revolving Credit Facility by an aggregate principal amount up to $50.0 million within the Accordion (the "Committed Increase"). The entire amount of the Revolving Credit Facility is available for the issuance of letters of credit and allows for swingline loans.

The Credit Agreement provides that the interest rate payable on borrowings shall be, at the Company’s option, a per annum rate equal to (a) a base rate plus an applicable margin ranging from 0.25% to 0.75% or (b) a LIBOR rate plus a margin ranging from 1.25% to 1.75%. Letter of credit fees range from 1.25% to 1.75%. The interest rate and letter of credit fees under the Credit Agreement are subject to an increase of 2.00% per annum upon an event of default.
The Credit Agreement contains customary covenants that limit, absent lender approval, the ability of Company and certain of its affiliates to, among other things, pay cash dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, enter into certain acquisition transactions or transactions with affiliates, merge, dissolve, repay certain indebtedness, change the nature of Company’s business, enter sale or leaseback transactions, make investments or dispose of assets. In some cases, these restrictions are subject to certain negotiated exceptions or permit Company to undertake otherwise restricted activities if it satisfies certain required conditions. In addition, the Company will be required to maintain availability of not less than (i) 12.5% of the lesser of (x) aggregate commitments under the Revolving Credit Facility and (y) the borrowing base (the "loan cap") during the period that inventory appraisals have not been delivered as described above and (ii) at all other times 10% of the loan cap.
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
The Credit Agreement contains customary events of default including, among other things, failure to pay obligations when due, initiation of bankruptcy or insolvency proceedings, defaults on certain other indebtedness, change of control, incurrence of certain material judgments that are not stayed, satisfied, bonded or discharged within 30 days, certain ERISA events, invalidity of the credit documents, and violation of affirmative and negative covenants or breach of representations and warranties set forth in the Credit Agreement. Amounts under the Revolving Credit Facility's may become due upon events of default (subject to any applicable grace or cure periods).
All obligations under the Revolving Credit Facility are guaranteed by 1616 Holdings and are secured by substantially all of the assets of the Company and 1616 Holdings.
As of May 1, 2021, the Company had no borrowings under the Revolving Credit Facility and had approximately $224.0 million available under the Revolving Credit Facility.
As of May 1, 2021 and May 2, 2020, the Company was in compliance with the covenants applicable to it under the Credit Agreement.
(6)Commitments and Contingencies
Commitments
Other Contractual Commitments
As of May 1, 2021, the Company has other purchase commitments of approximately $8.6 million consisting of purchase agreements for materials that will be used in the construction of new stores.
During the thirteen weeks ended August 1, 2020, the Company acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot distribution center to support the Company's anticipated growth. The total cost of the land and building is expected to be approximately $65 million, of which approximately $52 million has been paid through May 1, 2021. The Company expects to occupy the distribution center in Buckeye, Arizona in the second half of 2021.
During the thirteen weeks ended May 1, 2021, the Company acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot distribution center to support the Company's anticipated growth. The total cost of the land and building is expected to be approximately $61 million, of which approximately $6 million has been paid through May 1, 2021. The Company expects to occupy the distribution center in Indianapolis, Indiana in 2022.

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
(7)Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2002 Equity Incentive Plan (the “Plan”), the Company’s Board of Directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7.6 million shares under the Plan. As of May 1, 2021, approximately 2.7 million stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s Board of Directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity during the thirteen weeks ended May 1, 2021 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance as of January 30, 2021	53,029	$33.22	3.2
Forfeited	—	—
Exercised	(200)	30.69
Balance as of May 1, 2021	52,829	33.23	3.0
Exercisable as of May 1, 2021	52,829	$33.23	3.0

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the thirteen weeks ended May 1, 2021.
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
PSUs that have a market condition based on our total shareholder return relative to a pre-defined peer group are subject to multi-year performance objectives with vesting periods of approximately three years from the date of grant (if the applicable performance objectives are achieved). The fair value of these PSUs are determined using a Monte Carlo valuation model.

RSU and PSU activity during the thirteen weeks ended May 1, 2021 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of January 30, 2021	304,398	$99.94	259,776	$151.73
Granted	58,546	182.93	89,460	196.36
Vested	(92,914)	93.43	—	—
Forfeited	(2,468)	117.11	—	—
Non-vested balance as of May 1, 2021	267,562	$120.20	349,236	$163.16
In connection with the vesting of RSUs and PSUs during the thirteen weeks ended May 1, 2021, the Company withheld 34,682 shares with an aggregate value of $6.6 million in satisfaction of minimum tax withholding obligations due upon vesting.
In connection with the vesting of RSUs and PSUs during the thirteen weeks ended May 2, 2020, the Company withheld 46,532 shares with an aggregate value of $3.3 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of May 1, 2021, there was $49.4 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.8 years.
Share Repurchase Program
On March 20, 2018, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company's common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. On March 9, 2021, our Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through March 21, 2024. In fiscal 2020, the Company purchased 137,023 shares under this program at an aggregate cost of approximately $12.7 million, or average price of $92.42 per share. During the thirteen weeks ended May 1, 2021, the Company did not execute any share repurchases. Since approval of the share repurchase program in March 2018, the Company has purchased approximately 500,000 shares for an aggregate cost of approximately $50 million. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
(8)Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted and signed into law. The CARES Act includes a number of income tax changes, including, but not limited to, (i) permitting taxpayers a five-year carryback period for net operating losses ("NOLs") arising in tax years beginning after December 31, 2017 and before January 1, 2021, (ii) temporarily suspending the 80% of taxable income limitation on the use of NOLs for tax years beginning before January 1, 2021, thereby permitting corporate taxpayers to use NOLs to fully offset taxable income in these years regardless of the year in which the NOL arose, (iii) accelerating Alternative Minimum Tax ("AMT") credit carryover refunds, (iv) temporarily increasing the allowable business interest deduction from 30% to 50% of adjusted taxable income, and (v) providing a technical correction for depreciation as relates to the definition of qualified improvement property.

The following table summarizes the Company’s income tax expense (benefit) and effective tax rates for the thirteen weeks ended May 1, 2021 and May 2, 2020 (dollars in thousands):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Income (loss) before income taxes	$62,710	$(72,053)
Income tax expense (benefit)	$13,114	$(21,471)
Effective tax rate	20.9%	29.8%
The effective tax rates for the thirteen weeks ended May 1, 2021 and May 2, 2020 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen weeks ended May 1, 2021 was lower than the thirteen weeks ended May 2, 2020 primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in our consolidated statements of operations and the impact of the CARES Act.
The Company had no material accrual for uncertain tax positions or interest and/or penalties related to income taxes on the Company’s balance sheets as of May 1, 2021, January 30, 2021, or May 2, 2020 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen weeks ended May 1, 2021 or May 2, 2020.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended January 30, 2021 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen weeks ended May 1, 2021 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2021" or "fiscal 2021" refer to the period from January 31, 2021 to January 29, 2022, which is a 52-week fiscal year. References to "fiscal year 2020" or "fiscal 2020" refer to the period from February 2, 2020 to January 30, 2021, which is a 52-week fiscal year. The fiscal quarters ended May 1, 2021 and May 2, 2020 refer to the thirteen weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.
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
•disruptions to the global supply chain or the timely receipt of inventory;
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
Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiary as "we," "us," or "our") is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, with most priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of May 1, 2021, we operated 1,087 stores in 39 states. In addition, in fall 2019, we rolled out new pricing to our full chain, increasing prices on certain products over $5. Most of our products remain at $5 and below.
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
Effect of the COVID-19 Pandemic on our Business and Operations
As a result of the COVID-19 pandemic, our business operations and results of operations, including our net sales, earnings and cash flows, were materially impacted in fiscal 2020 as a result of the temporary closures of our stores in the first half of 2020, and decreased customer traffic in stores, including as the result of limitations on the number of persons permitted in stores at one time by certain local and state regulations.
The Company's ability to operate improved beginning in the second half of fiscal 2020 and extending into fiscal 2021. However, the ultimate health and economic impact of the COVID-19 pandemic remains uncertain. If the pandemic were to worsen, our business operations, including net sales, earnings and cash flows, may be materially impacted. Further, the Company may determine to reinstate any of the mitigation measures implemented in fiscal 2020 that have since been modified or terminated, or take any additional steps that we consider necessary.
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

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$597.8	$200.9
Cost of goods sold	397.0	180.4
Gross profit	200.9	20.5
Selling, general and administrative expenses	137.2	92.7
Operating income (loss)	63.7	(72.2)
Interest (expense) income and other (expense) income, net	(1.0)	0.1
Income (loss) before income taxes	62.7	(72.1)
Income tax expense (benefit)	13.1	(21.5)
Net income (loss)	$49.6	$(50.6)
Percentage of Net Sales (1):
Net sales	100.0%	100.0%
Cost of goods sold	66.4	89.8
Gross profit	33.6	10.2
Selling, general and administrative expenses	22.9	46.1
Operating income (loss)	10.7	(35.9)
Interest (expense) income and other (expense) income, net	(0.2)	0.1
Income (loss) before income taxes	10.5	(35.9)
Income tax expense (benefit)	2.2	(10.7)
Net income (loss)	8.3%	(25.2)%
Operational Data:
Total stores at end of period	1,087	920
Comparable sales increase (decrease)	162.0%	(51.8)%
Average net sales per store (2)	$0.6	$0.2

(1)Components may not add to total due to rounding.
(2)Only includes stores that opened before the beginning of the thirteen weeks ended.

Thirteen Weeks Ended May 1, 2021 Compared to the Thirteen Weeks Ended May 2, 2020
Net Sales
Net sales increased to $597.8 million in the thirteen weeks ended May 1, 2021 from $200.9 million in the thirteen weeks ended May 2, 2020, an increase of $396.9 million, or 197.6%. The increase was the result of a comparable sales increase of $317.5 million and a non-comparable sales increase of $79.4 million . The increase in non-comparable sales was primarily driven by the number of stores that opened in fiscal 2020 but have not been open for 15 full months and new stores that opened in fiscal 2021.
Comparable sales increased 162.0%. The increase was primarily the result of the impact of COVID-19 during the thirteen weeks ended May 2, 2020 as we temporarily closed all of our stores as of March 20, 2020, and began reopening our stores at the end of April 2020 in compliance with federal, state and local requirements. We plan to open 170 to 180 new stores in fiscal 2021.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $397.0 million in the thirteen weeks ended May 1, 2021 from $180.4 million in the thirteen weeks ended May 2, 2020, an increase of $216.6 million, or 120.0%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods sold resulting from the increase in net sales primarily due to the impact of COVID-19 as we temporarily closed all of our stores in the thirteen weeks ended May 2, 2020.
Gross profit increased to $200.9 million in the thirteen weeks ended May 1, 2021 from $20.5 million in the thirteen weeks ended May 2, 2020, an increase of $180.4 million, or 881.7%. Gross margin increased to 33.6% for the thirteen weeks ended May 1, 2021 from 10.2% for the thirteen weeks ended May 2, 2020. The increase in gross margin was primarily the result of a decrease as a percentage of net sales in store occupancy costs primarily due to the impact of COVID-19 in the thirteen weeks ended May 2, 2020 as we temporarily closed all of our stores while still incurring rent expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $137.2 million in the thirteen weeks ended May 1, 2021 from $92.7 million in the thirteen weeks ended May 2, 2020, an increase of $44.5 million, or 48.1%. As a percentage of net sales, selling, general and administrative expenses decreased to 22.9% in the thirteen weeks ended May 1, 2021 compared to 46.1% in the thirteen weeks ended May 2, 2020. The increase in selling, general and administrative expenses was primarily the result of an increase of $32.8 million in store-related expenses to support new store growth and due to the impact of COVID-19 during the thirteen weeks ended May 2, 2020, which included the temporary closure of all of our stores, furloughing of employees, and other non-payroll expense reductions. This increase was also driven by an increase of $11.7 million of corporate-related expenses, which was impacted by the benefit of the reversal of certain compensation related accruals in the thirteen weeks ended May 2, 2020,
Income Tax Expense (Benefit)
Income tax expense increased to $13.1 million in the thirteen weeks ended May 1, 2021 from an income tax benefit of $21.5 million in the thirteen weeks ended May 2, 2020. The increase in income tax expense from an income tax benefit was primarily due to the $134.8 million increase in pre-tax income and discrete items, which includes the impact of the CARES Act partially offset by the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in our consolidated statements of operations.
Our effective tax rate for the thirteen weeks ended May 1, 2021 was 20.9% compared to 29.8% in the thirteen weeks ended May 2, 2020. Our effective tax rate for the thirteen weeks ended May 1, 2021 was lower than the comparable prior year period primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" and the impact of the CARES Act.
Net Income (Loss)
As a result of the foregoing, we had net income of $49.6 million in the thirteen weeks ended May 1, 2021 compared to a net loss of $50.6 million in the thirteen weeks ended May 2, 2020, a change of $100.2 million or 198.1%.
Liquidity and Capital Resources
Overview
Cash capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make cash capital expenditures of approximately $315 million in fiscal 2021, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations, cash on hand, investments and, as needed, borrowings under our Revolving Credit Facility. We expect to incur approximately $95 million of our cash capital expenditure budget in fiscal 2021 to construct and open 170 to 180 new stores, with the remainder projected to be spent on our distribution centers (existing and new), store relocations and remodels and our corporate infrastructure.
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

Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on-hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility, as needed, and we expect that funding to continue. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. Although it is not possible to reliably estimate the duration or severity of the COVID-19 pandemic and the resulting financial impact on our results of operations, financial position and liquidity, we have the ability to draw down on our Revolving Credit Facility if and as needed. As of May 1, 2021, we had no borrowings under the Revolving Credit Facility and had approximately $224.0 million available on the line of credit.
On March 20, 2018, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company's common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. On March 9, 2021, our Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through March 21, 2024. In fiscal 2020, the Company purchased 137,023 shares under this program at an aggregate cost of approximately $12.7 million, or average price of $92.42 per share. During the thirteen weeks ended May 1, 2021, the Company did not execute any share repurchases. Since approval of the share repurchase program in March 2018, the Company has purchased approximately 500,000 shares for an aggregate cost of approximately $50 million. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
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
As a result of the COVID-19 pandemic, our business operations and results of operations, including our net sales, earnings and cash flows, were materially impacted in fiscal 2020 as a result of the temporary closures of our stores in the first half of 2020, and decreased customer traffic in stores, including as the result of limitations on the number of persons permitted in stores at one time by certain local and state regulations.
The Company's ability to operate improved beginning in the second half of fiscal 2020 and extending into fiscal 2021. However, the ultimate health and economic impact of the COVID-19 pandemic remains uncertain. If the pandemic were to worsen, our business operations, including net sales, earnings and cash flows, may be materially impacted. Further, the Company may determine to reinstate any of the mitigation measures implemented in fiscal 2020 that have since been modified or terminated, or take any additional steps that we consider necessary.
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net cash provided by (used in) operating activities	$66.7	$(65.3)
Net cash used in investing activities	(244.7)	(50.0)
Net cash used in financing activities	(6.6)	(17.5)
Net decrease during period in cash and cash equivalents (1)	$(184.6)	$(132.7)
(1) Components may not add to total due to rounding.

Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities for the thirteen weeks ended May 1, 2021 was $66.7 million, an increase of $132.0 million compared to the thirteen weeks ended May 2, 2020. The increase was primarily due to an increase in operating cash flows from store performance due to the impact of COVID-19 as we temporarily closed all of our stores in the thirteen weeks ended May 2, 2020.

Cash Used in Investing Activities
Net cash used in investing activities for the thirteen weeks ended May 1, 2021 was $244.7 million, an increase of $194.7 million compared to the thirteen weeks ended May 2, 2020. The increase was primarily due to increases in net purchases of investment securities and other investments and capital expenditures. The increase in capital expenditures was primarily for our distribution facilities, our new store construction, and our corporate infrastructure.
Cash Used in Financing Activities
Net cash used in financing activities for the thirteen weeks ended May 1, 2021 was $6.6 million, a decrease of $10.9 million compared to the thirteen weeks ended May 2, 2020. The decrease was primarily the result of a decrease in the repurchase and retirement of common stock.
Line of Credit
On January 27, 2021, the Company entered into a First Amendment to Credit Agreement (the "First Amendment") which amended the Fifth Amended and Restated Credit Agreement (as amended by the First Amendment, the “Credit Agreement”) dated April 24, 2020 among the Company, 1616 Holdings, Inc., a wholly-owned subsidiary of the Company ("1616 Holdings" and together with the Company, the "Loan Parties"), Wells Fargo Bank, National Association as administrative agent (the “Agent”), and other lenders party thereto (the "Lenders").
The Credit Agreement provides for a secured asset-based revolving line of credit in the amount of up to $225.0 million (the "Revolving Credit Facility"). Advances under the Revolving Credit Facility are tied to a borrowing base consisting of eligible credit card receivables and inventory, as reduced by certain reserves in effect from time to time. Pursuant to the Credit Agreement, inventory appraisals and certain other diligence items are deferred, with reduced advance rates during the period that such appraisals have not been delivered. The Revolving Credit Facility expires on the earliest to occur of (i) April 24, 2023 or (ii) an event of default.
The Revolving Credit Facility may be increased by up to $150.0 million, subject to certain conditions, including obtaining commitments from one or more Lenders (the "Accordion"). Pursuant to the First Amendment, the Company obtained commitments from the Lenders that would allow the Company at its election (subject only to satisfaction of certain customary conditions such as the absence of any Event of Default), to increase the amount of the Revolving Credit Facility by an aggregate principal amount up to $50.0 million within the Accordion (the "Committed Increase"). The entire amount of the Revolving Credit Facility is available for the issuance of letters of credit and allows for swingline loans.
The Credit Agreement provides that the interest rate payable on borrowings shall be, at the Company’s option, a per annum rate equal to (a) a base rate plus an applicable margin ranging from 0.25% to 0.75% or (b) a LIBOR rate plus a margin ranging from 1.25% to 1.75%. Letter of credit fees range from 1.25% to 1.75%. The interest rate and letter of credit fees under the Credit Agreement are subject to an increase of 2.00% per annum upon an event of default.
The Credit Agreement contains customary covenants that limit, absent lender approval, the ability of Company and certain of its affiliates to, among other things, pay cash dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, enter into certain acquisition transactions or transactions with affiliates, merge, dissolve, repay certain indebtedness, change the nature of Company’s business, enter sale or leaseback transactions, make investments or dispose of assets. In some cases, these restrictions are subject to certain negotiated exceptions or permit Company to undertake otherwise restricted activities if it satisfies certain required conditions. In addition, the Company will be required to maintain availability of not less than (i) 12.5% of the lesser of (x) aggregate commitments under the Revolving Credit Facility and (y) the borrowing base (the "loan cap") during the period that inventory appraisals have not been delivered as described above and (ii) at all other times 10% of the loan cap.
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
As of May 1, 2021, the Company had no borrowings under the Revolving Credit Facility and had approximately $224.0 million available under the Revolving Credit Facility.
As of May 1, 2021 and May 2, 2020, the Company was in compliance with the covenants applicable to it under the Credit Agreement.
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
From January 31, 2021 to May 1, 2021, we have entered into 59 new fully executed retail leases with average terms of approximately 10 years and other lease modifications that have future minimum lease payments of approximately $120.4 million.
During the thirteen weeks ended August 1, 2020, we acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot distribution center to support our anticipated growth. The total cost of the land and building is expected to be approximately $65 million, of which approximately $52 million has been paid through May 1, 2021. We expect to occupy the distribution center in Buckeye, Arizona in the second half of 2021.
During the thirteen weeks ended May 1, 2021, we acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot distribution center to support the Company's anticipated growth. The total cost of the land and building is expected to be approximately $61 million, of which approximately $6 million has been paid through May 1, 2021. We expect to occupy the distribution center in Indianapolis, Indiana in 2022.
Off-Balance Sheet Arrangements
For the thirteen weeks ended May 1, 2021, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
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

We also have a Revolving Credit Facility which includes a revolving line of credit, which bears interest at a variable rate. Because our Revolving Credit Facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates, which could materially impact our consolidated statements of operations should we have any material borrowings under our Revolving Credit Facility.
As of May 1, 2021, we had approximately $224.0 million available on the line of credit. The Credit Agreement provides that the interest rate payable on borrowings shall be, at the Company’s option, a per annum rate equal to (a) a base rate plus an applicable margin ranging from 0.25% to 0.75% or (b) a LIBOR rate plus a margin ranging from 1.25% to 1.75%. Letter of credit fees range from 1.25% to 1.75%. The interest rate and letter of credit fees under the Credit Agreement are subject to an increase of 2.00% per annum upon an event of default. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended May 1, 2021, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits

No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2021, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of May 1, 2021, January 30, 2021 and May 2, 2020; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended May 1, 2021 and May 2, 2020; (iii) the Unaudited Consolidated Statements of Shareholders’ Equity for the Thirteen Weeks Ended May 1, 2021 and May 2, 2020; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 1, 2021 and May 2, 2020 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

104*	Coverage Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

*	Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE BELOW, INC.

Date: June 4, 2021	/s/ Joel D. Anderson
Joel D. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: June 4, 2021	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)