Form 10-Q
period 2021-07-31
FIVE BELOW, INC
filed 2021-09-02
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 1, 2021 was 56,021,792.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	July 31, 2021	January 30, 2021	August 1, 2020
Assets
Current assets:
Cash and cash equivalents	$126,195	$268,783	$160,338
Short-term investment securities	286,929	140,928	41,670
Inventories	347,302	281,267	294,057
Prepaid income taxes and tax receivable	9,410	6,350	15,496
Prepaid expenses and other current assets	69,504	58,085	58,965
Total current assets	839,340	755,413	570,526
Property and equipment, net of accumulated depreciation and amortization of $317,499, $278,019, and $244,453, respectively.	677,183	565,351	505,299
Operating lease assets	1,086,386	975,862	911,631
Long-term investment securities	1,104	—	—
Other assets	18,921	18,144	12,791
	$2,622,934	$2,314,770	$2,000,247

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	167,704	138,622	121,372
Income taxes payable	931	2,025	775
Accrued salaries and wages	41,654	43,445	18,992
Other accrued expenses	141,520	108,504	90,117
Operating lease liabilities	150,041	143,074	134,937
Total current liabilities	501,850	435,670	366,193
Other long-term liabilities	1,291	1,048	1,540
Long-term operating lease liabilities	1,081,555	967,255	908,554
Deferred income taxes	35,778	28,911	5
Total liabilities	1,620,474	1,432,884	1,276,292
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 56,022,278, 55,935,237, and 55,837,096 shares, respectively.	560	559	559
Additional paid-in capital	327,211	321,075	307,506
Retained earnings	674,689	560,252	415,890
Total shareholders’ equity	1,002,460	881,886	723,955
	$2,622,934	$2,314,770	$2,000,247
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales	$646,554	$426,110	$1,244,377	$627,009
Cost of goods sold	416,235	286,271	813,189	466,709
Gross profit	230,319	139,839	431,188	160,300
Selling, general and administrative expenses	144,151	106,697	281,333	199,354
Operating income (loss)	86,168	33,142	149,855	(39,054)
Interest (expense) income and other (expense) income, net	(1,071)	(500)	(2,048)	(357)
Income (loss) before income taxes	85,097	32,642	147,807	(39,411)
Income tax expense (benefit)	20,256	3,061	33,370	(18,410)
Net income (loss)	$64,841	$29,581	$114,437	$(21,001)
Basic income (loss) per common share	$1.16	$0.53	$2.04	$(0.38)
Diluted income (loss) per common share	$1.15	$0.53	$2.03	$(0.38)
Weighted average shares outstanding:
Basic shares	56,007,970	55,786,823	55,989,399	55,844,418
Diluted shares	56,299,491	55,966,840	56,287,095	55,844,418
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, January 30, 2021	55,935,237	$559	$321,075	$560,252	$881,886
Share-based compensation expense	—	—	5,695	—	5,695
Issuance of unrestricted stock awards	400	—	81	—	81
Exercise of options to purchase common stock	200	—	6	—	6
Vesting of restricted stock units and performance-based restricted stock units	92,914	1	—	—	1
Common shares withheld for taxes	(34,682)	—	(6,623)	—	(6,623)
Net income	—	—	—	49,596	49,596
Balance, May 1, 2021	55,994,069	$560	$320,234	$609,848	$930,642
Share-based compensation expense	—	—	6,457	—	6,457
Issuance of unrestricted stock awards	413	—	80	—	80
Exercise of options to purchase common stock	10,246	—	352	—	352
Vesting of restricted stock units and performance-based restricted stock units	17,339	—	—	—	—
Common shares withheld for taxes	(1,879)	—	(355)	—	(355)
Issuance of common stock to employees under employee stock purchase plan	2,090	—	443	—	443
Net income	—	—	—	64,841	64,841
Balance, July 31, 2021	56,022,278	$560	$327,211	$674,689	$1,002,460

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

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
Operating activities:
Net income (loss)	$114,437	$(21,001)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,480	33,200
Share-based compensation expense (benefit)	12,353	(1,033)
Deferred income tax expense (benefit)	6,867	(8,711)
Other non-cash expenses	354	1,278
Changes in operating assets and liabilities:
Inventories	(66,035)	29,971
Prepaid income taxes and tax receivable	(3,060)	(11,433)
Prepaid expenses and other assets	(9,050)	21,631
Accounts payable	29,616	(13,965)
Income taxes payable	(1,094)	(8,730)
Accrued salaries and wages	(1,791)	(881)
Operating leases	10,743	26,755
Other accrued expenses	15,987	14,381
Net cash provided by operating activities	148,807	61,462
Investing activities:
Purchases of investment securities and other investments	(251,447)	(48,344)
Sales, maturities, and redemptions of investment securities	100,842	60,903
Capital expenditures	(134,614)	(100,652)
Net cash used in investing activities	(285,219)	(88,093)
Financing activities:
Borrowing on note payable under Revolving Credit Facility	—	50,000
Repayment of note payable under Revolving Credit Facility	—	(50,000)
Cash paid for Revolving Credit Facility financing costs	—	(1,755)
Net proceeds from issuance of common stock	443	229
Repurchase and retirement of common stock	—	(12,663)
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	359	2,264
Common shares withheld for taxes	(6,978)	(3,596)
Net cash used in financing activities	(6,176)	(15,521)
Net decrease in cash and cash equivalents	(142,588)	(42,152)
Cash and cash equivalents at beginning of period	268,783	202,490
Cash and cash equivalents at end of period	$126,195	$160,338

Supplemental disclosures of cash flow information:
Non-cash investing activities
Increase (decrease) in accrued purchases of property and equipment	$16,698	$(106)
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of July 31, 2021, operated in 39 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, South Carolina, Mississippi, Louisiana, Wisconsin, Oklahoma, Minnesota, California, Arkansas, Iowa, Nebraska, Arizona, Nevada, Colorado and Utah. As of July 31, 2021 and August 1, 2020, the Company operated 1,121 stores and 982 stores, respectively, each operating under the name “Five Below,” and sells merchandise on the internet, through the Company's fivebelow.com e-commerce website.
(b)Impact of COVID-19
As a result of the COVID-19 pandemic, the Company's business operations and results of operations, including its net sales, earnings and cash flows, were materially impacted in fiscal 2020 as a result of the temporary closures of its stores in the first half of 2020, and decreased customer traffic in stores, as the result of limitations on the number of persons permitted in stores at one time by certain local and state regulations.
The Company's ability to operate improved beginning in the second half of fiscal 2020 and extending into fiscal 2021. However, the ultimate health and economic impact of the COVID-19 pandemic remains uncertain, especially in light of the recent surge due to the Delta variant. If the pandemic were to continue to worsen, the Company's business operations, including net sales, earnings and cash flows, may be materially impacted. Further, the Company may determine to reinstate any of the mitigation measures implemented in fiscal 2020 that have since been modified or terminated, or take any additional steps that we consider necessary or as required by local, state or federal authorities.
(c)Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2021" or "fiscal 2021" refer to the period from January 31, 2021 to January 29, 2022, which is a 52-week fiscal year. References to "fiscal year 2020" or "fiscal 2020" refer to the period from February 2, 2020 to January 30, 2021, which is a 52-week fiscal year. The fiscal quarters ended July 31, 2021 and August 1, 2020 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended July 31, 2021 and August 1, 2020 refer to the twenty-six weeks ended as of those dates.
(d)Basis of Presentation
The consolidated balance sheets as of July 31, 2021 and August 1, 2020, the consolidated statements of operations for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020, the consolidated statements of shareholders’ equity for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 and the consolidated statements of cash flows for the twenty-six weeks ended July 31, 2021 and August 1, 2020 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended July 31, 2021 and August 1, 2020. The balance sheet as of January 30, 2021, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2020 as filed with the Securities and Exchange Commission on March 18, 2021 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended January 30, 2021 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 are not necessarily indicative of the consolidated operating results for the year ending January 29, 2022 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.

(e)Recently Issued Accounting Pronouncements
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
(f)Use of Estimates
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
(g)Fair Value of Financial Instruments
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
As of July 31, 2021, January 30, 2021, and August 1, 2020, the Company had cash equivalents of $73.9 million, $250.7 million and $144.1 million, respectively. The Company’s cash equivalents consist of credit and debit card receivables, money market funds, and corporate bonds with original maturities of 90 days or less. Fair value for cash equivalents was determined based on Level 1 inputs.

As of July 31, 2021, January 30, 2021, and August 1, 2020, the Company's investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of July 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$234,909	$—	$49	$234,860
Municipal bonds	52,020	—	6	52,014
Total	$286,929	$—	$55	$286,874

Long-term:
Municipal bonds	$1,104	$1	$—	$1,105
Total	$1,104	$1	$—	$1,105

	As of January 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$95,530	$—	$53	$95,477
Municipal bonds	45,398	—	7	45,391
Total	$140,928	$—	$60	$140,868

	As of August 1, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$41,670	$65	$—	$41,735
Total	$41,670	$65	$—	$41,735
Short-term investment securities as of July 31, 2021, January 30, 2021, and August 1, 2020 all mature in one year or less. Long-term investment securities as of July 31, 2021 all mature after one year but in less than two years.
(h)Prepaid Expenses and Other Current Assets
Prepaid expenses as of July 31, 2021, January 30, 2021, and August 1, 2020 were $23.4 million, $19.0 million, and $18.8 million, respectively. Other current assets as of July 31, 2021, January 30, 2021, and August 1, 2020 were $46.1 million, $39.1 million, and $40.2 million, respectively.
(i)Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $46.4 million, $29.2 million, and $23.7 million as of July 31, 2021, January 30, 2021, and August 1, 2020, respectively.
(j)Deferred Compensation
The Company approved and adopted the Five Below, Inc. Nonqualified Deferred Compensation Plan (the "Plan") and a related, irrevocable grantor trust (the "Trust") during the thirteen weeks ended July 31, 2021. The Plan provides eligible key employees with the opportunity to elect to defer up to 80% of their eligible compensation. The Company may make discretionary contributions, at the discretion of the Board. Payments under the Plan will be made from the general assets of the Company or from the assets of the Trust, funded by the Company. The related liability will be recorded as deferred compensation and included in other long-term liabilities in the consolidated balance sheets.

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
The transaction price for the Company’s sales is based on the item’s stated price. To the extent that the Company charges customers for shipping and handling on e-commerce sales, the Company records such amounts in net sales. Shipping and handling costs, which include fulfillment and shipping costs related to the Company's e-commerce operations, are included in costs of goods sold. As permitted by applicable accounting guidance, the Company has elected to exclude all sales taxes from net sales in the accompanying consolidated statements of operations.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and party and snack (in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	July 31, 2021		August 1, 2020
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$328,517	50.8%	$206,362	48.4%
Fashion and home	191,241	29.6%	156,665	36.8%
Party and snack	126,796	19.6%	63,083	14.8%
Total	$646,554	100.0%	$426,110	100.0%

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021		August 1, 2020
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$625,290	50.2%	$302,712	48.3%
Fashion and home	370,933	29.8%	223,843	35.7%
Party and snack	248,154	20.0%	100,454	16.0%
Total	$1,244,377	100.0%	$627,009	100.0%
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
During the thirteen weeks ended July 31, 2021, the Company committed to 30 new store leases with average terms of approximately 10 years that have future minimum lease payments of approximately $68.6 million.

All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of July 31, 2021 and August 1, 2020, the weighted average remaining lease term for the Company's operating leases was 7.9 years and 8.0 years, respectively, and the weighted average discount rate was 6.2% and 6.6%, respectively.
The following table is a summary of the Company's components for net lease costs (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Lease Cost	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Operating lease cost	$49,265	$42,273	$96,794	$82,621
Variable lease cost	14,020	10,619	27,650	21,962
Net lease cost*	$63,285	$52,892	$124,444	$104,583

* Excludes short-term lease cost, which is immaterial.

The following table summarizes the maturity of lease liabilities under operating leases as of July 31, 2021 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2021	$109,500
2022	210,299
2023	203,841
2024	193,741
2025	178,842
After 2025	620,838
Total lease payments	1,517,061
Less: imputed interest	285,465
Present value of lease liabilities	$1,231,596

The following table summarizes the supplemental cash flow disclosures related to leases (in thousands):

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (1)	$96,384	$57,311
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$171,581	$118,189

(1) Included within operating activities in the Company's Consolidated Statements of Cash Flows.
(4) Income (Loss) Per Common Share
Basic income (loss) per common share amounts are calculated using the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share amounts are calculated using the weighted average number of common shares outstanding for the period and include the dilutive impact of exercised stock options as well as assumed vesting of restricted stock awards and shares currently available for purchase under the Company's Employee Stock Purchase Plan, using the treasury stock method. Performance-based restricted stock units are considered contingently issuable shares for diluted income per common share purposes and the dilutive impact, if any, is not included in the weighted average shares until the performance conditions are met. The dilutive impact, if any, for performance-based restricted stock units, which are subject to market conditions based on the Company's total shareholder return relative to a pre-defined peer group, are included in the weighted average shares.

The following table reconciles net income (loss) and the weighted average common shares outstanding used in the computations of basic and diluted income (loss) per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Numerator:
Net income (loss)	$64,841	$29,581	$114,437	$(21,001)
Denominator:
Weighted average common shares outstanding - basic	56,007,970	55,786,823	55,989,399	55,844,418
Dilutive impact of options, restricted stock units and employee stock purchase plan	291,521	180,017	297,696	—
Weighted average common shares outstanding - diluted	56,299,491	55,966,840	56,287,095	55,844,418
Per common share:
Basic income (loss) per common share	$1.16	$0.53	$2.04	$(0.38)
Diluted income (loss) per common share	$1.15	$0.53	$2.03	$(0.38)
The effects of the assumed vesting of restricted stock units for 22,845 shares of common stock for the thirteen weeks ended July 31, 2021 were excluded from the calculation of diluted net income per share, as their impact would have been anti-dilutive.
The effects of the assumed vesting of restricted stock units for 11,835 shares of common stock for the twenty-six weeks ended July 31, 2021 were excluded from the calculation of diluted net income per share, as their impact would have been anti-dilutive.
The effects of the assumed vesting of restricted stock units for 7,837 shares of common stock for the thirteen weeks ended August 1, 2020 were excluded from the calculation of diluted net income per share, as their impact would have been anti-dilutive.
For the twenty-six weeks ended August 1, 2020, all common stock equivalents related to outstanding stock options and unvested restricted units were excluded from the calculation of diluted net loss per share, as their impact would have been anti-dilutive due to the Company's net loss for the period.
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
As of July 31, 2021, the Company had no borrowings under the Revolving Credit Facility and had approximately $225.0 million available under the Revolving Credit Facility.
As of July 31, 2021 and August 1, 2020, the Company was in compliance with the covenants applicable to it under the Credit Agreement.
(6)Commitments and Contingencies
Commitments
Other Contractual Commitments
As of July 31, 2021, the Company has other purchase commitments of approximately $11.2 million consisting of purchase agreements for materials that will be used in the construction of new stores.
During the thirteen weeks ended August 1, 2020, the Company acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot distribution center to support the Company's anticipated growth. The total cost of the land and building is expected to be approximately $65 million, of which approximately $58 million has been paid through July 31, 2021. The Company began operating the distribution center in August 2021.
During the thirteen weeks ended May 1, 2021, the Company acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot distribution center to support the Company's anticipated growth. The total cost of the land and building is expected to be approximately $61 million, of which approximately $11 million has been paid through July 31, 2021. The Company expects to occupy the distribution center in 2022.

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
(7)Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2002 Equity Incentive Plan (the “Plan”), the Company’s Board of Directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7.6 million shares under the Plan. As of July 31, 2021, approximately 2.6 million stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s Board of Directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity during the twenty-six weeks ended July 31, 2021 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance as of January 30, 2021	53,029	$33.22	3.2
Forfeited	(346)	4.28
Exercised	(10,446)	34.32
Balance as of July 31, 2021	42,237	33.18	2.9
Exercisable as of July 31, 2021	42,237	$33.18	2.9

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the twenty-six weeks ended July 31, 2021.
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

RSU and PSU activity during the twenty-six weeks ended July 31, 2021 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of January 30, 2021	304,398	$99.94	259,776	$151.73
Granted	67,151	183.38	89,460	196.36
Vested	(110,253)	95.50	—	—
Forfeited	(6,535)	117.40	—	—
Non-vested balance as of July 31, 2021	254,761	$123.41	349,236	$163.16
In connection with the vesting of RSUs and PSUs during the twenty-six weeks ended July 31, 2021, the Company withheld 36,561 shares with an aggregate value of $7.0 million in satisfaction of minimum tax withholding obligations due upon vesting.
In connection with the vesting of RSUs and PSUs during the twenty-six weeks ended August 1, 2020, the Company withheld 49,417 shares with an aggregate value of $3.6 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of July 31, 2021, there was $44.4 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.5 years.
Share Repurchase Program
On March 20, 2018, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company's common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. On March 9, 2021, the Company's Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through March 21, 2024. In fiscal 2020, the Company purchased 137,023 shares under the share repurchase program at an aggregate cost of approximately $12.7 million, or average price of $92.42 per share. During the thirteen and twenty-six weeks ended July 31, 2021, the Company did not execute any share repurchases. Since approval of the share repurchase program in March 2018, the Company has purchased approximately 500,000 shares for an aggregate cost of approximately $50 million. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
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

The following table summarizes the Company’s income tax expense (benefit) and effective tax rates for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 (dollars in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Income (loss) before income taxes	$85,097	$32,642	$147,807	$(39,411)
Income tax expense (benefit)	$20,256	$3,061	$33,370	$(18,410)
Effective tax rate	23.8%	9.4%	22.6%	46.7%
The effective tax rates for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen weeks ended July 31, 2021 was higher than the thirteen weeks ended August 1, 2020 primarily due to discrete items, which includes the impact of the CARES Act in the thirteen weeks ended August 1, 2020 and the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the Company's consolidated statements of operations. The effective tax rate for the twenty-six weeks ended July 31, 2021 was lower than the twenty-six weeks ended August 1, 2020 primarily due to discrete items, which includes the impact of the CARES Act in the twenty-six weeks ended August 1, 2020 and the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
The Company had no material accrual for uncertain tax positions or interest and/or penalties related to income taxes on the Company’s balance sheets as of July 31, 2021, January 30, 2021, or August 1, 2020 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen and twenty-six weeks ended July 31, 2021 or August 1, 2020.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended January 30, 2021 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen and twenty-six weeks ended July 31, 2021 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2021" or "fiscal 2021" refer to the period from January 31, 2021 to January 29, 2022, which is a 52-week fiscal year. References to "fiscal year 2020" or "fiscal 2020" refer to the period from February 2, 2020 to January 30, 2021, which is a 52-week fiscal year. The fiscal quarters ended July 31, 2021 and August 1, 2020 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended July 31, 2021 and August 1, 2020 refer to the twenty-six weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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
•the direct and indirect impact of current and potential tariffs imposed and proposed by the United States on foreign imports, including, without limitation, the tariffs themselves, any counter-measures thereto and any indirect effects on consumer discretionary spending, which could increase the cost to us of certain products, lower our margins, increase our import related expenses, and reduce consumer spending for discretionary items, each of which could have a material adverse effect on our business, financial condition and results of future operations;
•the impact of price increases, such as, a reduction in our unit sales, damage to our reputation with our customers, and our becoming less competitive in the marketplace;
•dependence on the volume of traffic to our stores and website;
•inability to successfully build, operate or expand our distribution centers or network capacity;
•disruptions to the global supply chain, increased cost of freight, constraints on shipping capacity to transport inventory or the timely receipt of inventory;
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
Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiary as "we," "us," or "our") is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, with most priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of July 31, 2021, we operated 1,121 stores in 39 states. In addition, in fall 2019, we rolled out new pricing to our full chain, increasing prices on certain products over $5. Most of our products remain at $5 and below.
We also offer our merchandise on the internet, through our fivebelow.com e-commerce website. All e-commerce sales, which includes shipping and handling revenue, are included in net sales. All e-commerce sales are included in comparable sales. Our e-commerce expenses will have components classified as both cost of goods sold and selling, general and administrative expenses.
Effect of the COVID-19 Pandemic on our Business and Operations
As a result of the COVID-19 pandemic, our business operations and results of operations, including our net sales, earnings and cash flows, were materially impacted in fiscal 2020 as a result of the temporary closures of our stores in the first half of 2020, and decreased customer traffic in stores, as the result of limitations on the number of persons permitted in stores at one time by certain local and state regulations.
The Company's ability to operate improved beginning in the second half of fiscal 2020 and extending into fiscal 2021. However, the ultimate health and economic impact of the COVID-19 pandemic remains uncertain, especially in light of the recent surge due to the Delta variant. If the pandemic were to continue to worsen, our business operations, including net sales, earnings and cash flows, may be materially impacted. Further, the Company may determine to reinstate any of the mitigation measures implemented in fiscal 2020 that have since been modified or terminated, or take any additional steps that we consider necessary or as required by local, state or federal authorities.
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
The variable component of our cost of goods sold is higher in higher volume quarters because the variable component of our cost of goods sold generally increases as net sales increase. We regularly analyze the components of gross profit as well as gross margin. Any inability to obtain acceptable levels of initial markups, a significant increase in our use of markdowns, and a significant increase in inventory shrinkage or inability to generate sufficient sales leverage on the store occupancy, distribution and buying components of cost of goods sold could have an adverse impact on our gross profit and results of operations. In addition, current global supply chain disruptions, the cost of freight and constraints on shipping capacity to transport inventory may have an adverse impact on our gross profit and results of operations, as well as our sales. Changes in the mix of our products may also impact our overall cost of goods sold.
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
Operating Income
Operating income equals gross profit less SG&A expenses. Operating income excludes interest expense or income, other expense or income, and income tax expense or benefit. We use operating income as an indicator of the productivity of our business and our ability to manage SG&A expenses. Operating income percentage measures operating income as a percentage of our net sales.

Results of Consolidated Operations
The following tables summarize key components of our results of consolidated operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$646.6	$426.1	$1,244.4	$627.0
Cost of goods sold	416.2	286.3	813.2	466.7
Gross profit	230.3	139.8	431.2	160.3
Selling, general and administrative expenses	144.2	106.7	281.3	199.4
Operating income (loss)	86.2	33.1	149.9	(39.1)
Interest (expense) income and other (expense) income, net	(1.1)	(0.5)	(2.0)	(0.4)
Income (loss) before income taxes	85.1	32.6	147.8	(39.4)
Income tax expense (benefit)	20.3	3.1	33.4	(18.4)
Net income (loss)	$64.8	$29.6	$114.4	$(21.0)
Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.4	67.2	65.3	74.4
Gross profit	35.6	32.8	34.7	25.6
Selling, general and administrative expenses	22.3	25.0	22.6	31.8
Operating income (loss)	13.3	7.8	12.0	(6.2)
Interest (expense) income and other (expense) income, net	(0.2)	(0.1)	(0.2)	(0.1)
Income (loss) before income taxes	13.2	7.7	11.9	(6.3)
Income tax expense (benefit)	3.1	0.7	2.7	(2.9)
Net income (loss)	10.0%	6.9%	9.2%	(3.3)%
Operational Data:
Total stores at end of period	1,121	982	1,121	982
Comparable sales increase (decrease)	39.2%	(12.2)%	79.9%	(31.0)%
Average net sales per store (2)	$0.6	$0.4	$1.2	$0.7

(1)Components may not add to total due to rounding.
(2)Only includes stores that opened before the beginning of the thirteen weeks ended and twenty-six weeks ended.

Thirteen Weeks Ended July 31, 2021 Compared to the Thirteen Weeks Ended August 1, 2020
Net Sales
Net sales increased to $646.6 million in the thirteen weeks ended July 31, 2021 from $426.1 million in the thirteen weeks ended August 1, 2020, an increase of $220.5 million, or 51.7%. The increase was the result of a comparable sales increase of $155.2 million and a non-comparable sales increase of $65.3 million. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2021 and the number of stores that opened in fiscal 2020 but have not been open for 15 full months.
Comparable sales increased 39.2%. The increase was primarily the result of the impact of COVID-19 during the thirteen weeks ended August 1, 2020 as we temporarily closed all of our stores as of March 20, 2020 and reopened substantially all of our stores by the end of June 2020. We plan to open 170 to 175 new stores in fiscal 2021.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $416.2 million in the thirteen weeks ended July 31, 2021 from $286.3 million in the thirteen weeks ended August 1, 2020, an increase of $129.9 million, or 45.4%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods sold resulting from the increase in net sales primarily due to the impact of COVID-19 in the thirteen weeks ended August 1, 2020.
Gross profit increased to $230.3 million in the thirteen weeks ended July 31, 2021 from $139.8 million in the thirteen weeks ended August 1, 2020, an increase of $90.5 million, or 64.7%. Gross margin increased to 35.6% for the thirteen weeks ended July 31, 2021 from 32.8% for the thirteen weeks ended August 1, 2020. The increase in gross margin was primarily the result of a decrease as a percentage of net sales in store occupancy costs primarily due to the impact of COVID-19 in the thirteen weeks ended August 1, 2020 as we temporarily closed all of our stores while still incurring rent expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $144.2 million in the thirteen weeks ended July 31, 2021 from $106.7 million in the thirteen weeks ended August 1, 2020, an increase of $37.5 million, or 35.1%. As a percentage of net sales, selling, general and administrative expenses decreased to 22.3% in the thirteen weeks ended July 31, 2021 compared to 25.0% in the thirteen weeks ended August 1, 2020. The increase in selling, general and administrative expenses was primarily the result of an increase of $23.0 million in store-related expenses to support new store growth and due to the impact of COVID-19 during the thirteen weeks ended August 1, 2020, which included the temporary closure of all of our stores, furloughing of employees, and other non-payroll expense reductions. This increase was also driven by an increase of $14.5 million in corporate-related expenses, which includes the benefit related to the CARES Act in the thirteen weeks ended August 1, 2020.
Income Tax Expense
Income tax expense increased to $20.3 million in the thirteen weeks ended July 31, 2021 from $3.1 million in the thirteen weeks ended August 1, 2020, an increase of $17.2 million. The increase in income tax expense was primarily due to the $52.5 million increase in pre-tax income and discrete items, which includes the impact of the CARES Act in the thirteen weeks ended August 1, 2020 and the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in our consolidated statements of operations.
Our effective tax rate for the thirteen weeks ended July 31, 2021 was 23.8% compared to 9.4% in the thirteen weeks ended August 1, 2020. Our effective tax rate for the thirteen weeks ended July 31, 2021 was higher than the comparable prior year period primarily due to discrete items, which includes the impact of the CARES Act in the thirteen weeks ended August 1, 2020 and the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Net Income
As a result of the foregoing, net income increased to $64.8 million in the thirteen weeks ended July 31, 2021 from $29.6 million in the thirteen weeks ended August 1, 2020, an increase of $35.2 million or 119.2%.
Twenty-Six Weeks Ended July 31, 2021 Compared to the Twenty-Six Weeks Ended August 1, 2020
Net Sales
Net sales increased to $1,244.4 million in the twenty-six weeks ended July 31, 2021 from $627.0 million in the twenty-six weeks ended August 1, 2020, an increase of $617.4 million, or 98.5%. The increase was the result of a comparable sales increase of $472.7 million and a non-comparable sales increase of $144.7 million. The increase in non-comparable sales was primarily driven by the number of stores that opened in fiscal 2020 but have not been open for 15 full months and new stores that opened in fiscal 2021.
Comparable sales increased 79.9%. The increase was primarily the result of the impact of COVID-19 during the twenty-six weeks ended August 1, 2020 as we temporarily closed all of our stores as of March 20, 2020, began reopening at the end of April 2020, and had reopened substantially all of our stores by the end of June 2020. We plan to open 170 to 175 new stores in fiscal 2021.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $813.2 million in the twenty-six weeks ended July 31, 2021 from $466.7 million in the twenty-six weeks ended August 1, 2020, an increase of $346.5 million, or 74.2%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods sold resulting from the increase in net sales primarily due to the impact of COVID-19 in the twenty-six weeks ended August 1, 2020.

Gross profit increased to $431.2 million in the twenty-six weeks ended July 31, 2021 from $160.3 million in the twenty-six weeks ended August 1, 2020, an increase of $270.9 million, or 169.0%. Gross margin increased to 34.7% for the twenty-six weeks ended July 31, 2021 from 25.6% for the twenty-six weeks ended August 1, 2020. The increase in gross margin was primarily the result of a decrease as a percentage of net sales in store occupancy costs primarily due to the impact of COVID-19 in the twenty-six weeks ended August 1, 2020 as we temporarily closed all of our stores while still incurring rent expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $281.3 million in the twenty-six weeks ended July 31, 2021 from $199.4 million in the twenty-six weeks ended August 1, 2020, an increase of $81.9 million, or 41.1%. As a percentage of net sales, selling, general and administrative expenses decreased to 22.6% in the twenty-six weeks ended July 31, 2021 compared to 31.8% in the twenty-six weeks ended August 1, 2020. The increase in selling, general and administrative expenses was primarily the result of an increase of $55.8 million in store-related expenses to support new store growth and due to the impact of COVID-19 during the twenty-six weeks ended August 1, 2020, which included the temporary closure of all of our stores, furloughing of employees, and other non-payroll expense reductions. This increase was also driven by an increase of $26.1 million of corporate-related expenses, which includes both the benefit related to the CARES Act and the reversal of certain compensation related accruals in the twenty-six weeks ended August 1, 2020.
Income Tax Expense (Benefit)
Income tax expense increased to $33.4 million in the twenty-six weeks ended July 31, 2021 from an income tax benefit of $18.4 million in the twenty-six weeks ended August 1, 2020, an increase of $51.8 million. The increase in income tax expense from an income tax benefit was primarily due to the $187.2 million increase in pre-tax income and discrete items, which includes the impact of the CARES Act in the twenty-six weeks ended August 1, 2020, partially offset by the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Our effective tax rate for the twenty-six weeks ended July 31, 2021 was 22.6% compared to 46.7% in the twenty-six weeks ended August 1, 2020. Our effective tax rate for the twenty-six weeks ended July 31, 2021 was lower than the comparable prior year period primarily due to discrete items, which includes the impact of the CARES Act in the twenty-six weeks ended August 1, 2020 and the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Net Income (Loss)
As a result of the foregoing, we had net income of $114.4 million in the twenty-six weeks ended July 31, 2021 compared to a net loss of $21.0 million in the twenty-six weeks ended August 1, 2020, a change of $135.4 million or 644.9%.
Liquidity and Capital Resources
Overview
Cash capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make cash capital expenditures of approximately $315 million in fiscal 2021, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations, cash on hand, investments and, as needed, borrowings under our Revolving Credit Facility. We expect to incur approximately $95 million of our cash capital expenditure budget in fiscal 2021 to construct and open 170 to 175 new stores, with the remainder projected to be spent on our distribution centers (existing and new), store relocations and remodels and our corporate infrastructure.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on-hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility, as needed, and we expect that funding to continue. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. Although it is not possible to reliably estimate the duration or severity of the COVID-19 pandemic and the resulting financial impact on our results of operations, financial position and liquidity, we have the ability to draw down on our Revolving Credit Facility if and as needed. As of July 31, 2021, we had no borrowings under the Revolving Credit Facility and had approximately $225.0 million available on the line of credit.

On March 20, 2018, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company's common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. On March 9, 2021, our Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through March 21, 2024. In fiscal 2020, we purchased 137,023 shares under this program at an aggregate cost of approximately $12.7 million, or average price of $92.42 per share. During the thirteen and twenty-six weeks ended July 31, 2021, we did not execute any share repurchases. Since approval of the share repurchase program in March 2018, we have purchased approximately 500,000 shares for an aggregate cost of approximately $50 million. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
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
As a result of the COVID-19 pandemic, our business operations and results of operations, including our net sales, earnings and cash flows, were materially impacted in fiscal 2020 as a result of the temporary closures of our stores in the first half of 2020, and decreased customer traffic in stores, as the result of limitations on the number of persons permitted in stores at one time by certain local and state regulations.
The Company's ability to operate improved beginning in the second half of fiscal 2020 and extending into fiscal 2021. However, the ultimate health and economic impact of the COVID-19 pandemic remains uncertain, especially in the light of the recent surge due to the Delta variant. If the pandemic were to continue to worsen, our business operations, including net sales, earnings and cash flows, may be materially impacted. Further, the Company may determine to reinstate any of the mitigation measures implemented in fiscal 2020 that have since been modified or terminated, or take any additional steps that we consider necessary or as required by local, state or federal authorities.
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
Net cash provided by operating activities	$148.8	$61.5
Net cash used in investing activities	(285.2)	(88.1)
Net cash used in financing activities	(6.2)	(15.5)
Net decrease during period in cash and cash equivalents (1)	$(142.6)	$(42.2)
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for the twenty-six weeks ended July 31, 2021 was $148.8 million, an increase of $87.3 million compared to the twenty-six weeks ended August 1, 2020. The increase was primarily due to an increase in operating cash flows from store performance due to the impact of COVID-19 as we temporarily closed all of our stores in March 2020 and had reopened substantially all of our stores as of the end June 2020, partially offset by changes in working capital.
Cash Used in Investing Activities
Net cash used in investing activities for the twenty-six weeks ended July 31, 2021 was $285.2 million, an increase of $197.1 million compared to the twenty-six weeks ended August 1, 2020. The increase was primarily due to increases in net purchases of investment securities and other investments and capital expenditures. The increase in capital expenditures was primarily for our distribution centers, our new store construction, and our corporate infrastructure.

Cash Used in Financing Activities
Net cash used in financing activities for the twenty-six weeks ended July 31, 2021 was $6.2 million, a decrease of $9.3 million compared to the twenty-six weeks ended August 1, 2020. The decrease was primarily the result of a decrease in the repurchase and retirement of common stock.
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
As of July 31, 2021, the Company had no borrowings under the Revolving Credit Facility and had approximately $225.0 million available under the Revolving Credit Facility.
As of July 31, 2021 and August 1, 2020, the Company was in compliance with the covenants applicable to it under the Credit Agreement.

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
From January 31, 2021 to July 31, 2021, we have entered into 89 new fully executed retail leases with average terms of approximately 10 years and other lease modifications that have future minimum lease payments of approximately $189.0 million.
During the thirteen weeks ended August 1, 2020, we acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot distribution center to support our anticipated growth. The total cost of the land and building is expected to be approximately $65 million, of which approximately $58 million has been paid through July 31, 2021. We began operating the distribution center in August 2021.
During the thirteen weeks ended May 1, 2021, we acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot distribution center to support the Company's anticipated growth. The total cost of the land and building is expected to be approximately $61 million, of which approximately $11 million has been paid through July 31, 2021. We expect to occupy the distribution center in 2022.
Off-Balance Sheet Arrangements
For the thirteen weeks ended July 31, 2021, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
Recently Issued Accounting Pronouncements
See "Note 1 - Summary of Significant Accounting Policies" to the unaudited consolidated financial statements included in "Part I. Financial Information, Item 1. Consolidated Financial Statements" of this Form 10-Q, for a detailed description of recently issued accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. We have investment securities that are interest-bearing securities and if there are changes in interest rates, those changes would affect the interest income we earn on these investments and, therefore, impact our cash flows and results of operations. However, due to the short term nature of our investment portfolio, we do not believe an immediate 100 basis point increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
As of July 31, 2021, we had approximately $225.0 million available on the line of credit. The Credit Agreement provides that the interest rate payable on borrowings shall be, at the Company’s option, a per annum rate equal to (a) a base rate plus an applicable margin ranging from 0.25% to 0.75% or (b) a LIBOR rate plus a margin ranging from 1.25% to 1.75%. Letter of credit fees range from 1.25% to 1.75%. The interest rate and letter of credit fees under the Credit Agreement are subject to an increase of 2.00% per annum upon an event of default. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended July 31, 2021, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits

No.	Description
10.1†	The Five Below, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2021)

10.2†	The Five Below, Inc. Nonqualified Deferred Compensation Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2021)

10.3†	Trust Agreement under the Five Below, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2021)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2021, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of July 31, 2021, January 30, 2021 and August 1, 2020; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks Ended July 31, 2021 and August 1, 2020; (iii) the Unaudited Consolidated Statements of Shareholders’ Equity for the Thirteen and Twenty-Six Weeks Ended July 31, 2021 and August 1, 2020; (iv) the Unaudited Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 31, 2021 and August 1, 2020 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

104*	Coverage Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

*	Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE BELOW, INC.

Date: September 2, 2021	/s/ Joel D. Anderson
Joel D. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: September 2, 2021	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)