Form 10-Q
period 2021-10-30
FIVE BELOW, INC
filed 2021-12-02
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2021.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of December 1, 2021 was 56,025,386.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	October 30, 2021	January 30, 2021	October 31, 2020
Assets
Current assets:
Cash and cash equivalents	$86,753	$268,783	$117,045
Short-term investment securities	224,563	140,928	96,749
Inventories	521,107	281,267	430,200
Prepaid income taxes and tax receivable	24,013	6,350	18,090
Prepaid expenses and other current assets	77,480	58,085	50,194
Total current assets	933,916	755,413	712,278
Property and equipment, net of accumulated depreciation and amortization of $340,637, $278,019, and $260,888, respectively.	728,319	565,351	522,214
Operating lease assets	1,151,632	975,862	928,739
Other assets	9,585	18,144	12,265
	$2,823,452	$2,314,770	$2,175,496

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	253,817	138,622	237,647
Income taxes payable	811	2,025	1,031
Accrued salaries and wages	28,697	43,445	22,164
Other accrued expenses	167,468	108,504	99,489
Operating lease liabilities	162,809	143,074	136,513
Total current liabilities	613,602	435,670	496,844
Other long-term liabilities	1,536	1,048	1,918
Long-term operating lease liabilities	1,137,658	967,255	922,784
Deferred income taxes	37,407	28,911	4,408
Total liabilities	1,790,203	1,432,884	1,425,954
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 56,025,753, 55,935,237, and 55,866,590 shares, respectively.	560	559	559
Additional paid-in capital	333,823	321,075	312,668
Retained earnings	698,866	560,252	436,315
Total shareholders’ equity	1,033,249	881,886	749,542
	$2,823,452	$2,314,770	$2,175,496
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	$607,645	$476,614	$1,852,022	$1,103,623
Cost of goods sold	405,283	325,514	1,218,472	792,223
Gross profit	202,362	151,100	633,550	311,400
Selling, general and administrative expenses	159,913	126,851	441,246	326,205
Operating income (loss)	42,449	24,249	192,304	(14,805)
Interest (expense) income and other (expense) income, net	(10,624)	(660)	(12,672)	(1,017)
Income (loss) before income taxes	31,825	23,589	179,632	(15,822)
Income tax expense (benefit)	7,648	3,164	41,018	(15,246)
Net income (loss)	$24,177	$20,425	$138,614	$(576)
Basic income (loss) per common share	$0.43	$0.37	$2.48	$(0.01)
Diluted income (loss) per common share	$0.43	$0.36	$2.46	$(0.01)
Weighted average shares outstanding:
Basic shares	56,023,961	55,851,780	56,001,437	56,004,072
Diluted shares	56,340,635	56,099,328	56,305,456	56,004,072
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, January 30, 2021	55,935,237	$559	$321,075	$560,252	$881,886
Share-based compensation expense	—	—	5,695	—	5,695
Issuance of unrestricted stock awards	400	—	81	—	81
Exercise of options to purchase common stock	200	—	6	—	6
Vesting of restricted stock units and performance-based restricted stock units	92,914	1	—	—	1
Common shares withheld for taxes	(34,682)	—	(6,623)	—	(6,623)
Net income	—	—	—	49,596	49,596
Balance, May 1, 2021	55,994,069	$560	$320,234	$609,848	$930,642
Share-based compensation expense	—	—	6,457	—	6,457
Issuance of unrestricted stock awards	413	—	80	—	80
Exercise of options to purchase common stock	10,246	—	352	—	352
Vesting of restricted stock units and performance-based restricted stock units	17,339	—	—	—	—
Common shares withheld for taxes	(1,879)	—	(355)	—	(355)
Issuance of common stock to employees under employee stock purchase plan	2,090	—	443	—	443
Net income	—	—	—	64,841	64,841
Balance, July 31, 2021	56,022,278	$560	$327,211	$674,689	$1,002,460
Share-based compensation expense	—	—	6,707	—	6,707
Issuance of unrestricted stock awards	379	—	75	—	75
Exercise of options to purchase common stock	1,192	—	8	—	8
Vesting of restricted stock units and performance-based restricted stock units	2,834	—	—	—	—
Common shares withheld for taxes	(930)	—	(178)	—	(178)
Net income	—	—	—	24,177	24,177
Balance, October 30, 2021	56,025,753	$560	$333,823	$698,866	$1,033,249

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

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
Operating activities:
Net income (loss)	$138,614	$(576)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	62,598	50,919
Share-based compensation expense	19,154	3,582
Deferred income tax expense (benefit)	8,496	(4,308)
Other non-cash expenses	530	1,643
Changes in operating assets and liabilities:
Inventories	(239,840)	(106,172)
Prepaid income taxes and tax receivable	(17,663)	(14,027)
Prepaid expenses and other assets	(7,868)	30,784
Accounts payable	115,589	110,970
Income taxes payable	(1,214)	(8,474)
Accrued salaries and wages	(14,748)	2,291
Operating leases	14,368	25,453
Other accrued expenses	46,649	29,221
Net cash provided by operating activities	124,665	121,306
Investing activities:
Purchases of investment securities and other investments	(285,429)	(120,033)
Sales, maturities, and redemptions of investment securities	198,295	77,513
Capital expenditures	(213,215)	(149,270)
Net cash used in investing activities	(300,349)	(191,790)
Financing activities:
Borrowing on note payable under Revolving Credit Facility	—	50,000
Repayment of note payable under Revolving Credit Facility	—	(50,000)
Cash paid for Revolving Credit Facility financing costs	—	(1,755)
Net proceeds from issuance of common stock	443	229
Repurchase and retirement of common stock	—	(12,663)
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	368	3,017
Common shares withheld for taxes	(7,157)	(3,789)
Net cash used in financing activities	(6,346)	(14,961)
Net decrease in cash and cash equivalents	(182,030)	(85,445)
Cash and cash equivalents at beginning of period	268,783	202,490
Cash and cash equivalents at end of period	$86,753	$117,045

Supplemental disclosures of cash flow information:
Non-cash investing activities
Increase (decrease) in accrued purchases of property and equipment	$12,350	$(13,870)
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of October 30, 2021, operated in 40 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, South Carolina, Mississippi, Louisiana, Wisconsin, Oklahoma, Minnesota, California, Arkansas, Iowa, Nebraska, Arizona, Nevada, Colorado, Utah and New Mexico. As of October 30, 2021 and October 31, 2020, the Company operated 1,173 stores and 1,018 stores, respectively, each operating under the name “Five Below,” and sells merchandise on the internet, through the Company's fivebelow.com e-commerce website.
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
The Company's ability to operate improved beginning in the second half of fiscal 2020 and extending into fiscal 2021. However, the ultimate health, economic and regulatory impact of the COVID-19 pandemic remains uncertain, especially in light of the latest surge due to the Delta variant. If the pandemic were to worsen once again, the Company's business operations, including net sales, earnings and cash flows, may be materially impacted. Further, the Company may determine to reinstate any of the mitigation measures implemented in fiscal 2020 that have since been modified or terminated, or take any additional steps that we consider necessary or as required by local, state or federal authorities.
(c)Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2021" or "fiscal 2021" refer to the period from January 31, 2021 to January 29, 2022, which is a 52-week fiscal year. References to "fiscal year 2020" or "fiscal 2020" refer to the period from February 2, 2020 to January 30, 2021, which is a 52-week fiscal year. The fiscal quarters ended October 30, 2021 and October 31, 2020 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended October 30, 2021 and October 31, 2020 refer to the thirty-nine weeks ended as of those dates.
(d)Basis of Presentation
The consolidated balance sheets as of October 30, 2021 and October 31, 2020, the consolidated statements of operations for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020, the consolidated statements of shareholders’ equity for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020 and the consolidated statements of cash flows for the thirty-nine weeks ended October 30, 2021 and October 31, 2020 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended October 30, 2021 and October 31, 2020. The balance sheet as of January 30, 2021, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2020 as filed with the Securities and Exchange Commission on March 18, 2021 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended January 30, 2021 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020 are not necessarily indicative of the consolidated operating results for the year ending January 29, 2022 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.

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
(f)Use of Estimates
The preparation of the consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, net realizable value for inventories, income taxes, share-based compensation expense, the incremental borrowing rate utilized in operating lease liabilities, equity method investments and notes receivable.
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
The classification of fair value measurements within the hierarchy are based upon the lowest level of input that is significant to the measurement.
The Company’s financial instruments consist primarily of cash equivalents, investment securities, accounts payable, borrowings, if any, under a line of credit, equity method investments and notes receivable. The Company believes that: (1) the carrying value of cash equivalents and accounts payable are representative of their respective fair value due to the short-term nature of these instruments; and (2) the carrying value of the borrowings, if any, under the line of credit approximates fair value because the line of credit’s interest rates vary with market interest rates. Under the fair value hierarchy, the fair market values of the investments in corporate bonds are Level 1 while the investments in municipal bonds are Level 2. The fair market values of Level 2 instruments are determined by management with the assistance of a third-party pricing service. Since quoted prices in active markets for identical assets are not available, these prices are determined by the third-party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.
As of October 30, 2021, January 30, 2021, and October 31, 2020, the Company had cash equivalents of $60.8 million, $250.7 million and $104.7 million, respectively. The Company’s cash equivalents consist of credit and debit card receivables, money market funds, and corporate bonds with original maturities of 90 days or less. Fair value for cash equivalents was determined based on Level 1 inputs.
As of October 30, 2021, January 30, 2021, and October 31, 2020, the Company's investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of October 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$190,700	$6	$82	$190,624
Municipal bonds	33,863	—	11	33,852
Total	$224,563	$6	$93	$224,476

	As of January 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$95,530	$—	$53	$95,477
Municipal bonds	45,398	—	7	45,391
Total	$140,928	$—	$60	$140,868

	As of October 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$78,516	$—	$43	$78,473
Municipal bonds	18,233	—	7	18,226
Total	$96,749	$—	$50	$96,699
Short-term investment securities as of October 30, 2021, January 30, 2021, and October 31, 2020 all mature in one year or less.
(h)Prepaid Expenses and Other Current Assets
Prepaid expenses as of October 30, 2021, January 30, 2021, and October 31, 2020 were $26.5 million, $19.0 million, and $17.7 million, respectively. Other current assets as of October 30, 2021, January 30, 2021, and October 31, 2020 were $51.0 million, $39.1 million, and $32.5 million, respectively.
(i)Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $42.0 million, $29.2 million, and $18.6 million as of October 30, 2021, January 30, 2021, and October 31, 2020, respectively.
(j)Deferred Compensation
The Company approved and adopted the Five Below, Inc. Nonqualified Deferred Compensation Plan (the "Plan") and a related, irrevocable grantor trust (the "Trust") during the thirteen weeks ended July 31, 2021. The Plan provides eligible key employees with the opportunity to elect to defer up to 80% of their eligible compensation. The Company may make discretionary contributions, at the discretion of the Board. Payments under the Plan will be made from the general assets of the Company or from the assets of the Trust, funded by the Company. The related liability is recorded as deferred compensation and included in other long-term liabilities in the consolidated balance sheets.
(k)Equity Method Investments
The Company uses the equity method to account for its investments in which the Company is deemed to have the ability to exercise significant influence over an investee’s operating and financial policies or in which the Company holds a significant partnership or limited liability company interest. Equity method investments are initially recorded at cost in other assets in the consolidated balance sheets. The cost is adjusted to recognize the Company's proportionate share of the investee’s net income or loss after the date of investment and is also adjusted for any impairments resulting from other-than-temporary declines in fair value that is less than its carrying value. During the thirteen weeks ended October 30, 2021, the Company recorded an other-than-temporary impairment utilizing the market and cost approach considering historical and projected financial results to calculate fair value. Also related to this investment, management recorded a reserve against outstanding debt owed to the Company based on management’s evaluation of collectability. The total amount of impairment and reserve was approximately $9.7 million and was recorded in interest (expense) income and other (expense) income, net in the consolidated statements of operations.

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
Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and party and snack (in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	October 30, 2021		October 31, 2020
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$305,600	50.3%	$221,970	46.6%
Fashion and home	192,472	31.7%	176,867	37.1%
Party and snack	109,573	18.0%	77,777	16.3%
Total	$607,645	100.0%	$476,614	100.0%

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021		October 31, 2020
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$930,890	50.3%	$524,719	47.5%
Fashion and home	563,401	30.4%	400,679	36.3%
Party and snack	357,731	19.3%	178,225	16.2%
Total	$1,852,022	100.0%	$1,103,623	100.0%
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
During the thirteen weeks ended October 30, 2021, the Company committed to 30 new store leases with average terms of approximately 10 years that have future minimum lease payments of approximately $89.6 million.

All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of October 30, 2021 and October 31, 2020, the weighted average remaining lease term for the Company's operating leases was 7.9 years and 8.0 years, respectively, and the weighted average discount rate was 5.6% and 6.6%, respectively.
The following table is a summary of the Company's components for net lease costs (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Lease Cost	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Operating lease cost	$51,477	$43,584	$148,272	$126,205
Variable lease cost	14,951	11,977	42,602	33,939
Net lease cost*	$66,428	$55,561	$190,874	$160,144

* Excludes short-term lease cost, which is immaterial.

The following table summarizes the maturity of lease liabilities under operating leases as of October 30, 2021 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2021	$58,337
2022	221,131
2023	215,265
2024	205,455
2025	190,448
After 2025	692,582
Total lease payments	1,583,218
Less: imputed interest	282,751
Present value of lease liabilities	$1,300,467

The following table summarizes the supplemental cash flow disclosures related to leases (in thousands):

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (1)	$144,030	$91,013
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$266,717	$159,707

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

The following table reconciles net income (loss) and the weighted average common shares outstanding used in the computations of basic and diluted income (loss) per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Numerator:
Net income (loss)	$24,177	$20,425	$138,614	$(576)
Denominator:
Weighted average common shares outstanding - basic	56,023,961	55,851,780	56,001,437	56,004,072
Dilutive impact of options, restricted stock units and employee stock purchase plan	316,674	247,548	304,019	—
Weighted average common shares outstanding - diluted	56,340,635	56,099,328	56,305,456	56,004,072
Per common share:
Basic income (loss) per common share	$0.43	$0.37	$2.48	$(0.01)
Diluted income (loss) per common share	$0.43	$0.36	$2.46	$(0.01)
The effects of the assumed vesting of restricted stock units for 69 shares of common stock for the thirteen weeks ended October 30, 2021 were excluded from the calculation of diluted net income per share, as their impact would have been anti-dilutive.
The effects of the assumed vesting of restricted stock units for 7,775 shares of common stock for the thirty-nine weeks ended October 30, 2021 were excluded from the calculation of diluted net income per share, as their impact would have been anti-dilutive.
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
As of October 30, 2021, the Company had no borrowings under the Revolving Credit Facility and had approximately $225 million available under the Revolving Credit Facility.
As of October 30, 2021 and October 31, 2020, the Company was in compliance with the covenants applicable to it under the Credit Agreement.
(6)Commitments and Contingencies
Commitments
Other Contractual Commitments
As of October 30, 2021, the Company has other purchase commitments of approximately $12.5 million consisting of purchase agreements for materials that will be used in the construction of new stores.
During the thirteen weeks ended August 1, 2020, the Company acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot distribution center to support the Company's anticipated growth. The total amount paid for the land and building was approximately $65 million. The Company began operating the distribution center in August 2021.
During the thirteen weeks ended May 1, 2021, the Company acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot distribution center to support the Company's anticipated growth. The total cost of the land and building is expected to be approximately $61 million, of which approximately $26 million has been paid through October 30, 2021. The Company expects to occupy the distribution center in 2022.
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

(7)Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2002 Equity Incentive Plan (the “Plan”), the Company’s Board of Directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7.6 million shares under the Plan. As of October 30, 2021, approximately 2.6 million stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s Board of Directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity during the thirty-nine weeks ended October 30, 2021 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance as of January 30, 2021	53,029	$33.22	3.2
Forfeited	(432)	4.28
Exercised	(11,638)	31.53
Balance as of October 30, 2021	40,959	34.00	2.5
Exercisable as of October 30, 2021	40,959	$34.00	2.5

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the thirty-nine weeks ended October 30, 2021.
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

RSU and PSU activity during the thirty-nine weeks ended October 30, 2021 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of January 30, 2021	304,398	$99.94	259,776	$151.73
Granted	67,689	183.46	89,460	196.36
Vested	(113,087)	95.74	—	—
Forfeited	(8,039)	119.84	—	—
Non-vested balance as of October 30, 2021	250,961	$123.72	349,236	$163.16
In connection with the vesting of RSUs and PSUs during the thirty-nine weeks ended October 30, 2021, the Company withheld 37,491 shares with an aggregate value of $7.2 million in satisfaction of minimum tax withholding obligations due upon vesting.
In connection with the vesting of RSUs and PSUs during the thirty-nine weeks ended October 31, 2020, the Company withheld 50,921 shares with an aggregate value of $3.8 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of October 30, 2021, there was $38.1 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.2 years.
Share Repurchase Program
On March 20, 2018, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company's common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. On March 9, 2021, the Company's Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through March 21, 2024. In fiscal 2020, the Company purchased 137,023 shares under the share repurchase program at an aggregate cost of approximately $12.7 million, or average price of $92.42 per share. During the thirteen and thirty-nine weeks ended October 30, 2021, the Company did not execute any share repurchases. Since approval of the share repurchase program in March 2018, the Company has purchased approximately 500,000 shares for an aggregate cost of approximately $50 million. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
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

The following table summarizes the Company’s income tax expense (benefit) and effective tax rates for the thirteen weeks ended and thirty-nine weeks ended October 30, 2021 and October 31, 2020 (dollars in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Income (loss) before income taxes	$31,825	$23,589	$179,632	$(15,822)
Income tax expense (benefit)	$7,648	$3,164	$41,018	$(15,246)
Effective tax rate	24.0%	13.4%	22.8%	96.4%
The effective tax rates for the thirteen weeks ended and thirty-nine weeks ended October 30, 2021 and October 31, 2020 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen weeks ended October 30, 2021 was higher than the thirteen weeks ended October 31, 2020 primarily due to discrete items, which includes the impact of the CARES Act in the thirteen weeks ended October 31, 2020 and the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the Company's consolidated statements of operations. The effective tax rate for the thirty-nine weeks ended October 30, 2021 was lower than the thirty-nine weeks ended October 31, 2020 primarily due to discrete items, which includes the impact of the CARES Act in the thirty-nine weeks ended October 31, 2020 and the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
The Company had no material accrual for uncertain tax positions or interest and/or penalties related to income taxes on the Company’s balance sheets as of October 30, 2021, January 30, 2021, or October 31, 2020 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen weeks ended and thirty-nine weeks ended October 30, 2021 or October 31, 2020.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended January 30, 2021 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen weeks ended and thirty-nine weeks ended October 30, 2021 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2021" or "fiscal 2021" refer to the period from January 31, 2021 to January 29, 2022, which is a 52-week fiscal year. References to "fiscal year 2020" or "fiscal 2020" refer to the period from February 2, 2020 to January 30, 2021, which is a 52-week fiscal year. The fiscal quarters ended October 30, 2021 and October 31, 2020 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended October 30, 2021 and October 31, 2020 refer to the thirty-nine weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our views as of the date of this report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Part I, Item 1A “Risk Factors” in our Annual Report, as amended by the risk factors included in Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q. These factors include without limitation:
•uncertainties associated with the Coronavirus (or COVID-19) pandemic, including closures of our stores, adverse impacts on our sales and operations, future impairment charges, the risk of global recession, and the impact of related government regulations;
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
Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiary as "we," "us," or "our") is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, with most priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of October 30, 2021, we operated 1,173 stores in 40 states. In addition, in fall 2019, we rolled out new pricing to our full chain, increasing prices on certain products over $5. Most of our products remain at $5 and below.
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
The Company's ability to operate improved beginning in the second half of fiscal 2020 and extending into fiscal 2021. However, the ultimate health, economic and regulatory impact of the COVID-19 pandemic remains uncertain, especially in light of the latest surge due to the Delta variant. If the pandemic were to worsen once again, the Company's business operations, including net sales, earnings and cash flows, may be materially impacted. Further, the Company may determine to reinstate any of the mitigation measures implemented in fiscal 2020 that have since been modified or terminated, or take any additional steps that we consider necessary or as required by local, state or federal authorities.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$607.6	$476.6	$1,852.0	$1,103.6
Cost of goods sold	405.3	325.5	1,218.5	792.2
Gross profit	202.4	151.1	633.6	311.4
Selling, general and administrative expenses	159.9	126.9	441.2	326.2
Operating income (loss)	42.4	24.2	192.3	(14.8)
Interest (expense) income and other (expense) income, net	(10.6)	(0.7)	(12.7)	(1.0)
Income (loss) before income taxes	31.8	23.6	179.6	(15.8)
Income tax expense (benefit)	7.6	3.2	41.0	(15.2)
Net income (loss)	$24.2	$20.4	$138.6	$(0.6)
Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.7	68.3	65.8	71.8
Gross profit	33.3	31.7	34.2	28.2
Selling, general and administrative expenses	26.3	26.6	23.8	29.6
Operating income (loss)	7.0	5.1	10.4	(1.3)
Interest (expense) income and other (expense) income, net	(1.7)	(0.1)	(0.7)	(0.1)
Income (loss) before income taxes	5.2	4.9	9.7	(1.4)
Income tax expense (benefit)	1.3	0.7	2.2	(1.4)
Net income (loss)	4.0%	4.3%	7.5%	(0.1)%
Operational Data:
Total stores at end of period	1,173	1,018	1,173	1,018
Comparable sales increase (decrease)	14.8%	12.8%	52.0%	(16.9)%
Average net sales per store (2)	$0.5	$0.5	$1.7	$1.1

(1)Components may not add to total due to rounding.
(2)Only includes stores that opened before the beginning of the thirteen weeks ended and thirty-nine weeks ended.

Thirteen Weeks Ended October 30, 2021 Compared to the Thirteen Weeks Ended October 31, 2020
Net Sales
Net sales increased to $607.6 million in the thirteen weeks ended October 30, 2021 from $476.6 million in the thirteen weeks ended October 31, 2020, an increase of $131.0 million, or 27.5%. The increase was the result of a comparable sales increase of $65.6 million and a non-comparable sales increase of $65.4 million. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2021 and the number of stores that opened in fiscal 2020 but have not been open for 15 full months.
Comparable sales increased 14.8%. This increase resulted from an increase of approximately 14.3% in the number of transactions and approximately 0.5% in the average dollar value of transactions. We plan to open 170 net new stores in fiscal 2021.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $405.3 million in the thirteen weeks ended October 30, 2021 from $325.5 million in the thirteen weeks ended October 31, 2020, an increase of $79.8 million, or 24.5%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods sold resulting from the increase in net sales.
Gross profit increased to $202.4 million in the thirteen weeks ended October 30, 2021 from $151.1 million in the thirteen weeks ended October 31, 2020, an increase of $51.3 million, or 33.9%. Gross margin increased to 33.3% for the thirteen weeks ended October 30, 2021 from 31.7% for the thirteen weeks ended October 31, 2020, an increase of approximately 160 basis points. The increase in gross margin was primarily the result of a decrease as a percentage of net sales in store occupancy costs. Also contributing to the increase in gross margin was a decrease as a percentage of net sales in distribution costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $159.9 million in the thirteen weeks ended October 30, 2021 from $126.9 million in the thirteen weeks ended October 31, 2020, an increase of $33.1 million, or 26.1%. As a percentage of net sales, selling, general and administrative expenses decreased approximately 30 basis points to 26.3% in the thirteen weeks ended October 30, 2021 compared to 26.6% in the thirteen weeks ended October 31, 2020. The increase in selling, general and administrative expenses was primarily the result of an increase of $20.3 million in store-related expenses to support new store growth and $12.8 million in corporate-related expenses.
Interest (Expense) Income and Other (Expense) Income, net
Interest expense and other, net increased to $10.6 million in the thirteen weeks ended October 30, 2021 from $0.7 million in the thirteen weeks ended October 31, 2020, an increase of $9.9 million. The increase in interest expense and other, net was primarily driven by an other than temporary impairment related to an equity method investment.
Income Tax Expense
Income tax expense increased to $7.6 million in the thirteen weeks ended October 30, 2021 from $3.2 million in the thirteen weeks ended October 31, 2020, an increase of $4.4 million. The increase in income tax expense was primarily due to the $8.2 million increase in pre-tax income and discrete items, which includes the impact of the CARES Act in the thirteen weeks ended October 31, 2020 and the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in our consolidated statements of operations.
Our effective tax rate for the thirteen weeks ended October 30, 2021 was 24.0% compared to 13.4% in the thirteen weeks ended October 31, 2020. Our effective tax rate for the thirteen weeks ended October 30, 2021 was higher than the comparable prior year period primarily due to discrete items, which includes the impact of the CARES Act in the thirteen weeks ended October 31, 2020 and the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Net Income
As a result of the foregoing, net income increased to $24.2 million in the thirteen weeks ended October 30, 2021 from $20.4 million in the thirteen weeks ended October 31, 2020, an increase of $3.8 million or 18.4%.
Thirty-Nine Weeks Ended October 30, 2021 Compared to the Thirty-Nine Weeks Ended October 31, 2020
Net Sales
Net sales increased to $1,852.0 million in the thirty-nine weeks ended October 30, 2021 from $1,103.6 million in the thirty-nine weeks ended October 31, 2020, an increase of $748.4 million, or 67.8%. The increase was the result of a comparable sales increase of $538.3 million and a non-comparable sales increase of $210.1 million. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2021 and the number of stores that opened in fiscal 2020 but have not been open for 15 full months.
Comparable sales increased 52.0%. The increase was primarily the result of the impact of COVID-19 during the thirty-nine weeks ended October 31, 2020 as we temporarily closed all of our stores as of March 20, 2020, began reopening at the end of April 2020, and had reopened substantially all of our stores by the end of June 2020. We plan to open 170 net new stores in fiscal 2021.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $1,218.5 million in the thirty-nine weeks ended October 30, 2021 from $792.2 million in the thirty-nine weeks ended October 31, 2020, an increase of $426.3 million, or 53.8%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods sold resulting from the increase in net sales primarily due to the impact of COVID-19 in the thirty-nine weeks ended October 31, 2020.
Gross profit increased to $633.6 million in the thirty-nine weeks ended October 30, 2021 from $311.4 million in the thirty-nine weeks ended October 31, 2020, an increase of $322.2 million, or 103.5%. Gross margin increased to 34.2% for the thirty-nine weeks ended October 30, 2021 from 28.2% for the thirty-nine weeks ended October 31, 2020, an increase of approximately 600 basis points. The increase in gross margin was primarily the result of a decrease as a percentage of net sales in store occupancy costs primarily due to the impact of COVID-19 in the thirty-nine weeks ended October 31, 2020 as we temporarily closed all of our stores while still incurring rent expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $441.2 million in the thirty-nine weeks ended October 30, 2021 from $326.2 million in the thirty-nine weeks ended October 31, 2020, an increase of $115.0 million, or 35.3%. As a percentage of net sales, selling, general and administrative expenses decreased approximately 580 basis points to 23.8% in the thirty-nine weeks ended October 30, 2021 compared to 29.6% in the thirty-nine weeks ended October 31, 2020. The increase in selling, general and administrative expenses was primarily the result of an increase of $76.1 million in store-related expenses to support new store growth and due to the impact of COVID-19 during the thirty-nine weeks ended October 31, 2020, which included the temporary closure of all of our stores, furloughing of employees, and other non-payroll expense reductions. This increase was also driven by an increase of $38.9 million of corporate-related expenses, which included both the benefit related to the CARES Act and the reversal of certain compensation related accruals in the thirty-nine weeks ended October 31, 2020.
Interest (Expense) Income and Other (Expense) Income, net
Interest expense and other, net increased to $12.7 million in the thirty-nine weeks ended October 30, 2021 from $1.0 million in the thirty-nine weeks ended October 31, 2020, an increase of $11.6 million. The increase in interest expense and other, net was primarily driven by an other than temporary impairment related to an equity method investment.
Income Tax Expense (Benefit)
Income tax expense increased to $41.0 million in the thirty-nine weeks ended October 30, 2021 from an income tax benefit of $15.2 million in the thirty-nine weeks ended October 31, 2020, an increase of $56.2 million. The increase in income tax expense from an income tax benefit was primarily due to the $195.5 million increase in pre-tax income and discrete items, which includes the impact of the CARES Act in the thirty-nine weeks ended October 31, 2020 and the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Our effective tax rate for the thirty-nine weeks ended October 30, 2021 was 22.8% compared to 96.4% in the thirty-nine weeks ended October 31, 2020. Our effective tax rate for the thirty-nine weeks ended October 30, 2021 was lower than the comparable prior year period primarily due to discrete items, which includes the impact of the CARES Act in the thirty-nine weeks ended October 31, 2020 and the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Net Income (Loss)
As a result of the foregoing, we had net income of $138.6 million in the thirty-nine weeks ended October 30, 2021 compared to a net loss of $0.6 million in the thirty-nine weeks ended October 31, 2020, a change of $139.2 million.
Liquidity and Capital Resources
Overview
Cash capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make cash capital expenditures of approximately $310 million in fiscal 2021, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations, cash on hand, investments and, as needed, borrowings under our Revolving Credit Facility. We expect to incur approximately $92 million of our cash capital expenditure budget in fiscal 2021 to construct and open 170 net new stores, with the remainder projected to be spent on our distribution centers (existing and new), store relocations and remodels and our corporate infrastructure.

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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on-hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility, as needed, and we expect that funding to continue. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. Although it is not possible to reliably estimate the duration or severity of the COVID-19 pandemic and the resulting financial impact on our results of operations, financial position and liquidity, we have the ability to draw down on our Revolving Credit Facility if and as needed. As of October 30, 2021, we had no borrowings under the Revolving Credit Facility and had approximately $225 million available on the line of credit.
On March 20, 2018, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company's common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. On March 9, 2021, our Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through March 21, 2024. In fiscal 2020, we purchased 137,023 shares under this program at an aggregate cost of approximately $12.7 million, or average price of $92.42 per share. During the thirteen and thirty-nine weeks ended October 30, 2021, we did not execute any share repurchases. Since approval of the share repurchase program in March 2018, we have purchased approximately 500,000 shares for an aggregate cost of approximately $50 million. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
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
The Company's ability to operate improved beginning in the second half of fiscal 2020 and extending into fiscal 2021. However, the ultimate health, economic and regulatory impact of the COVID-19 pandemic remains uncertain, especially in light of the latest surge due to the Delta variant. If the pandemic were to worsen once again, the Company's business operations, including net sales, earnings and cash flows, may be materially impacted. Further, the Company may determine to reinstate any of the mitigation measures implemented in fiscal 2020 that have since been modified or terminated, or take any additional steps that we consider necessary or as required by local, state or federal authorities.
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
Net cash provided by operating activities	$124.7	$121.3
Net cash used in investing activities	(300.3)	(191.8)
Net cash used in financing activities	(6.3)	(15.0)
Net decrease during period in cash and cash equivalents (1)	$(182.0)	$(85.4)
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for the thirty-nine weeks ended October 30, 2021 was $124.7 million, an increase of $3.4 million compared to the thirty-nine weeks ended October 31, 2020. The increase was primarily due to an increase in operating cash flows from store performance due to the impact of COVID-19 as we temporarily closed all of our stores in March 2020 and had reopened substantially all of our stores as of the end June 2020, partially offset by changes in working capital and an increase in income taxes paid.
Cash Used in Investing Activities
Net cash used in investing activities for the thirty-nine weeks ended October 30, 2021 was $300.3 million, an increase of $108.5 million compared to the thirty-nine weeks ended October 31, 2020. The increase was primarily due to increases in capital expenditures and net purchases of investment securities and other investments. The increase in capital expenditures was primarily for our distribution centers, new store construction, and corporate infrastructure.
Cash Used in Financing Activities
Net cash used in financing activities for the thirty-nine weeks ended October 30, 2021 was $6.3 million, a decrease of $8.7 million compared to the thirty-nine weeks ended October 31, 2020. The decrease was primarily the result of a decrease in the repurchase and retirement of common stock.
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
As of October 30, 2021, the Company had no borrowings under the Revolving Credit Facility and had approximately $225 million available under the Revolving Credit Facility.
As of October 30, 2021 and October 31, 2020, the Company was in compliance with the covenants applicable to it under the Credit Agreement.
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
From January 31, 2021 to October 30, 2021, we have entered into 119 new fully executed retail leases with average terms of approximately 10 years and other lease modifications that have future minimum lease payments of approximately $278.6 million.
During the thirteen weeks ended August 1, 2020, we acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot distribution center to support our anticipated growth. The total amount paid for the land and building was approximately $65 million. We began operating the distribution center in August 2021.
During the thirteen weeks ended May 1, 2021, we acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot distribution center to support our anticipated growth. The total cost of the land and building is expected to be approximately $61 million, of which approximately $26 million has been paid through October 30, 2021. We expect to occupy the distribution center in 2022.
Off-Balance Sheet Arrangements
For the thirteen weeks ended October 30, 2021, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of October 30, 2021, we had approximately $225 million available on the line of credit. The Credit Agreement provides that the interest rate payable on borrowings shall be, at the Company’s option, a per annum rate equal to (a) a base rate plus an applicable margin ranging from 0.25% to 0.75% or (b) a LIBOR rate plus a margin ranging from 1.25% to 1.75%. Letter of credit fees range from 1.25% to 1.75%. The interest rate and letter of credit fees under the Credit Agreement are subject to an increase of 2.00% per annum upon an event of default. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended October 30, 2021, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits

No.	Description
10.34†	Compensation Policy for Non-Employee Directors

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2021, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of October 30, 2021, January 30, 2021 and October 31, 2020; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended October 30, 2021 and October 31, 2020; (iii) the Unaudited Consolidated Statements of Shareholders’ Equity for the Thirteen and Thirty-Nine Weeks Ended October 30, 2021 and October 31, 2020; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 30, 2021 and October 31, 2020 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

104*	Coverage Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

*	Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE BELOW, INC.

Date: December 2, 2021	/s/ Joel D. Anderson
Joel D. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: December 2, 2021	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)