Form 10-K
period 2022-01-29
FIVE BELOW, INC
filed 2022-03-30
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2022

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
Large Accelerated Filer ☑    Accelerated Filer    ☐    Non-Accelerated Filer        ☐    Smaller Reporting Company    ☐    Emerging Growth Company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common stock (based upon the last reported sales price on The NASDAQ Global Select Market) held by non-affiliates of the registrant was approximately 10,683,351,392.
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 29, 2022 was 55,724,223.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2022 Annual Meeting of Shareholders to be held on June 14, 2022 (hereinafter referred to as the “Proxy Statement”) are incorporated by reference into Part III of this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or present facts or conditions, such as statements regarding our industry, business strategy, goals and expectations concerning our market position, future operations or results of operations, prospects and strategies for future growth, the introduction of new merchandise, the implementation of our marketing and branding strategies, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. Investors can identify these statements by the fact that they use words such as "anticipate," "assume,” "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "future," "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" and similar terms and phrases, or the negative of these terms or other comparable terminology.

The forward-looking statements contained in this Annual Report reflect our views as of the date of this report about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described below, in Part I, Item 1A “Risk Factors,” and in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors include without limitation:
•uncertainties associated with the Coronavirus (or COVID-19) pandemic, including closures of our stores, adverse impacts on our sales and operations, future impairment charges and the risk of global recession, and the impact of related government regulations;
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
•disruptions in our information technology systems and our inability to maintain and update those systems could adversely affect operations and our customers;
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
We purchase products in reaction to existing marketplace trends and, hence, refer to our products as “trend-right.” We use the term “dynamic” merchandise to refer to the broad range and frequently changing nature of the products we display in our stores. We use the term “power” shopping center to refer to an unenclosed shopping center with 250,000 to 750,000 square feet of gross leasable area that contains three or more “big box” retailers (large retailers with floor space over 50,000 square feet) and various smaller retailers with a common parking area shared by the retailers. We use the term “lifestyle” shopping center to refer to a shopping center or commercial development that is often located in suburban areas and combines the traditional retail functions of a shopping mall with leisure amenities oriented towards upscale consumers. We use the term “community” shopping center to refer to a shopping area designed to serve a trade area of 40,000 to 150,000 people where the lead tenant is a variety discount, junior department store and/or supermarket. We use the term “trade area” to refer to the geographic area from which a given retailer generates a majority of its customers. Trade areas vary by market based on geographic size, population density, demographics and proximity to alternative shopping opportunities.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2022" or "fiscal 2022" refer to the period from January 30, 2022 to January 28, 2023, which consists of a 52-week fiscal year. References to "fiscal year 2021" or "fiscal 2021" refer to the period from January 31, 2021 to January 29, 2022, which consists of a 52-week fiscal year. References to "fiscal year 2020" or "fiscal 2020" refer to the period from February 2, 2020 to January 30, 2021, which consists of a 52-week fiscal year. References to "fiscal year 2019" or "fiscal 2019" refer to the period from February 3, 2019 to February 1, 2020, which consists of a 52-week fiscal year. References to “fiscal year 2018” or “fiscal 2018” refer to the period from February 4, 2018 to February 2, 2019, which consists of a 52-week fiscal year. References to “fiscal year 2017” or “fiscal 2017” refer to the period from January 29, 2017 to February 3, 2018, which consists of a 53-week fiscal year. References to 2022, 2021, 2020, 2019, 2018, and 2017 are to our fiscal years unless otherwise specified. Due to the 53rd week in fiscal 2017, all comparable sales related to any reporting period during the year ended February 2, 2019 are reported on a restated calendar basis using the National Retail Federation's restated calendar comparing similar weeks.
Our Company
Five Below is a leading high-growth value retailer offering trend-right, high-quality products loved by tweens, teens and beyond. We know life is way better when you’re free to “let go & have fun” in an amazing experience filled with unlimited possibilities. We offer a dynamic, edited assortment of exciting products, most priced at $5 and below, including select brands and licensed merchandise across eight worlds: Style, Room, Sports, Tech, Create, Party, Candy and New & Now. Based on our management’s experience and industry knowledge, we believe our customer-centric, experience-first, innovative approach to retail has led to a fiercely loyal customer base and has fostered universal appeal across a variety of age groups beyond our target demographic.
We opened the first Five Below store in the greater Philadelphia area in 2002 and, since then, have been expanding throughout the United States. As of January 29, 2022, we operated a total of 1,190 locations across 40 states. Our new store model assumes a store size of approximately 9,000 square feet and is typically located within power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets. We opened 170 net new stores in fiscal 2021 and we plan to open approximately 375 to 400 new stores over the next two fiscal years including approximately 160 new stores in fiscal 2022. We believe that we have the opportunity to grow our store base to more than 3,500 locations over time.
In August 2016, we commenced selling merchandise on the internet, through our fivebelow.com e-commerce website. We launched our e-commerce operation as an additional channel to serve our customers. During fiscal 2020, we entered into a partnership with an on demand third party delivery service to enable our customers to shop online and receive convenient same day delivery. All e-commerce sales, which includes shipping and handling revenue, are included in net sales and are included in comparable sales. Our e-commerce expenses will have components classified as both cost of goods sold and selling, general and administrative expenses.

We believe that our business model has resulted in strong financial performance when considered in light of the economic environment:
•Our comparable sales increased by 30.3% in fiscal 2021, decreased by 5.5% in fiscal 2020, and increased by 0.6% in fiscal 2019. Comparable sales results in fiscal 2021 and fiscal 2020 were impacted by the COVID-19 pandemic.
•We expanded our store base from 900 stores at the end of fiscal year 2019 to 1,190 stores at the end of fiscal year 2021, representing a compounded annual growth rate of 15.0%.
•Between fiscal 2019 and 2021, our net sales increased from $1.8 billion to $2.8 billion, representing a compounded annual growth rate of 24.2%. Over the same period, our operating income increased from $217.3 million to $379.9 million, representing a compounded annual growth rate of 32.2%.

Our Competitive Strengths
We believe the following strengths differentiate Five Below from competitors and are the key drivers of our success:

•Unique Focus on the Tween and Teen Customer.    We target an attractive customer segment of tweens and teens with trend-right merchandise at differentiated price points. We have built our concept to appeal to this customer base, which we believe to be economically influential and resilient based on our industry knowledge and experience, as well as their parents and others who shop for them. Our brand concept, merchandising strategy and store ambience work in concert to create an upbeat and vibrant retail experience that is designed to appeal to our target audience, drive traffic to our stores and website, and keep our customers engaged throughout their visits. We monitor trends in the ever-changing tween and teen markets and are able to quickly identify and respond to trends. Our price points enable tweens and teens to shop independently, often using their own money to make frequent purchases of items geared primarily to them and to exercise self-expression through their independent retail purchases.

•Broad Assortment of Trend-Right, High-Quality Merchandise with Universal Appeal.    We deliver an edited assortment of trend-right as well as everyday products within each of our category worlds that changes frequently to create a sense of anticipation and freshness, which we believe provides excitement for our customers. We have a broad range of vendors, most of which are domestically-based, which enables us to shorten response lead times, maximizes our speed to market and equips us to make more informed buying decisions. Our unique approach encourages frequent customer visits, and the breadth, depth and quality of our product mix and the diversity of our category worlds attract shoppers across a broad range of age and socio-economic demographics.

•Exceptional Value Proposition for Customers.    We believe we offer a clear value proposition to our customers. Our price points, with most products priced at $5 and below, resonate with our target demographic and with other value-oriented customers. We are able to deliver on this value proposition through sourcing products in a manner that is designed to achieve low cost, fast response and high item velocity and sell-through. We maintain a dynamic and collaborative relationship with our vendor partners that provides us with favorable access to quality merchandise at attractive prices. We also have the ability to employ an opportunistic buying strategy, when appropriate, capitalizing on select excess inventory opportunities with our vendors. This unique and flexible sourcing strategy allows us to offer high-quality products at exceptional value across all of our category worlds.

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
Growth Strategy
We believe we can grow our net sales and earnings by executing on the following strategies:

•Grow Our Store Base.    We believe there is significant opportunity to expand our store base throughout the United States from 1,190 locations as of January 29, 2022 to more than 3,500 locations within the United States over time. Based upon our strategy of store densification, we expect most of our near-term growth will occur within our existing markets, as well as new markets. This strategy allows us to benefit from enhanced brand awareness and achieve operational efficiencies. We opened 120 net new stores in fiscal 2020 and 170 net new stores in fiscal 2021, and we plan to open approximately 375 to 400 new stores over the next two fiscal years including approximately 160 new stores in fiscal 2022. Our new store model assumes approximately 9,000 square feet and is primarily in-line locations within power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets. We have a talented and disciplined real estate management team and a rigorous real estate site selection process. We analyze the demographics of the surrounding trade areas and the performance of adjacent retailers, as well as traffic and specific site characteristics and other variables. As of January 29, 2022, we have executed lease agreements for the opening of 89 new stores in fiscal 2022.

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

Our Market Opportunity
As a result of our unique merchandise offering and value proposition, we believe we have effectively tapped the tween and teen markets. According to the U.S. Census Bureau, there were over 62 million people in the United States between the ages of 5 and 19, which represented approximately 20% of the U.S. population as of April 1, 2020. Based on management’s experience and industry knowledge, we believe that this segment of the population has a significant amount of disposable income as the vast majority of this age group’s basic needs are already met.

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
Our typical store features in excess of 4,000 stock-keeping units, or SKUs, across a number of our category worlds including Style, Room, Sports, Tech, Create, Party, Candy and New & Now. We focus our merchandising strategy on maintaining core categories within our stores, but aim to generate high item velocity and sell-through to keep our assortment fresh and drive repeat visits. We monitor trends in our target demographic market, historical sales trends of current and prior products and the success of new product launches to ensure that our merchandise is relevant for our customers. We have a highly planned merchandise strategy focused on trend-right and everyday products supplemented by selected opportunistic purchases from our vendors to drive traffic and therefore offer our customers a consistently exciting shopping experience.
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

•Room: Consists of items used to complete and personalize our customer’s living space, including glitter lamps, posters, frames, fleece blankets, plush items, pillows, candles, incense, lighting, novelty décor, accent furniture and related items. We also offer storage options for the customer’s room.

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

•New & Now: Consists of seasonally-specific items used to celebrate and decorate for events such as Christmas, Easter, Halloween and St. Patrick’s Day. These products are most often placed at the front of the store.

Set forth below is data for the following groups of products – leisure, fashion and home, and party and snack. The percentage of net sales represented by each product group for each of the last three fiscal years was as follows:

	Percentage of Net Sales
	2021	2020	2019
Leisure	47.8%	47.3%	49.8%
Fashion and home	30.2%	35.8%	31.3%
Party and snack	22.0%	16.9%	18.9%
Total	100.0%	100.0%	100.0%
Leisure includes items such as sporting goods, games, toys, tech, books, electronic accessories, and arts and crafts. Fashion and home includes items such as personal accessories, “attitude” t-shirts, beauty offerings, home goods and storage options. Party and snack includes items such as party and seasonal goods, greeting cards, candy and other snacks, and beverages.
Our Stores
As of January 29, 2022, we operated 1,190 stores throughout the United States. Our new store model assumes a store size of approximately 9,000 square feet. Our stores are primarily located in power, community and lifestyle shopping centers; approximately 5% of our stores are located in malls. The following map shows the number of stores in each of the states in which we operated and the locations of our distribution centers as of January 29, 2022.

2
5
23
3
19
48
4
40
2
20
15
49
73
69
12
8
54
28
51
8
10
11
11
28
16
5
39
81
29
28
17
3
15
8
16
9
25
41
126
18
121
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
Each of our category worlds is strategically located within our stores in an effort to enhance the customer’s shopping experience. For example, our New & Now offerings are located in the front of the store with the goal of catching customers’ attention and being “top of mind,” and specially featured value items and other key items are positioned along the center aisle. Impulse items and “dollar value” items surround the checkout areas to capture add-on purchases.
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

We believe there is a significant opportunity to expand our store base in the United States. We opened 170 net new stores in fiscal 2021 and we plan to open approximately 375 to 400 new stores over the next two fiscal years including approximately 160 new stores in fiscal 2022 through expansion in existing markets and by entering new markets. We maintain a pipeline of real estate sites that have been approved by our real estate committee and have executed 89 leases as of January 29, 2022 for new stores in fiscal 2022. The actual number, location and timing of new store openings in 2022 will depend on a number of factors, such as retail trends, competition, the general economic environment and our ability to hire and retain new store managers and employees. Our recent store growth is summarized in the following table:

Period	Stores at Start of Period	Stores Opened	Stores Closed	Net Store Increase	Stores at End of Period
Fiscal 2019	750	150	—	150	900
Fiscal 2020	900	122	2	120	1,020
Fiscal 2021	1020	171	1	170	1,190
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
Sourcing
We believe we have strong sourcing capabilities developed through a dynamic and collaborative relationship with our vendor partners that provide us with favorable access to quality merchandise at attractive prices. We regularly purchase core merchandise in accordance with our key categories. We also have the ability to employ an opportunistic buying strategy, when appropriate, capitalizing on selected excess inventory opportunities, to purchase complementary merchandise based on consumer trends, product availability and favorable economic terms.
We work with approximately 1,000 vendors, with no single vendor representing more than 5% of our purchases in fiscal 2021. We sourced approximately 60% of our purchases from domestic vendors in fiscal 2021. We typically have no long-term supply agreements or exclusive arrangements with our vendors.
Distribution and Fulfillment
We distribute over 85% of our merchandise for our retail stores from our approximately 1,000,000 square foot distribution center in Pedricktown, New Jersey, our approximately 860,000 square foot distribution center in Conroe, Texas, our approximately 860,000 square foot distribution center in Buckeye, Arizona, our approximately 700,000 square foot distribution center in Forsyth, Georgia and our approximately 600,000 square foot distribution center in Olive Branch, Mississippi, with the remaining merchandise shipped directly from the vendor to our stores. We realize cost savings by working with our vendors to streamline and reduce packaging to diminish shipping costs.
For our direct-to-customer e-commerce business, we commenced fulfillment operations in Pedricktown, New Jersey in fiscal 2018, Cincinnati, Ohio in fiscal 2019 and Buckeye, Arizona in fiscal 2021.
We generally ship merchandise from our distribution centers to our stores between two and four times a week, depending on the season and the volume of a specific store. We use contract carriers to ship merchandise to our stores.
We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional distribution centers. In March 2019, we completed the purchase of an approximately 700,000 square foot distribution center in Forsyth, Georgia. The total amount paid for the land and building was approximately $42 million. We began operating the distribution center in April 2019.
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
In March 2021, we acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot distribution center. The total cost of the land and building is expected to be approximately $61 million, of which approximately $43 million has been paid through January 29, 2022. We expect to occupy the distribution center in the first half of fiscal 2022.
As a result of the significant expansion of our network of distribution facilities over the last several years, including the planned opening in the first half of fiscal 2022 of our Indianapolis, Indiana distribution center, we expect to cease operations at our distribution centers in Olive Branch, Mississippi and Cincinnati, Ohio in the first half of fiscal 2022, and expect the costs incurred to be immaterial to our consolidated statements of operations.

Marketing and Advertising
Our cost-effective marketing strategy is designed to promote brand awareness and drive store and website traffic with our target demographic, as well as other value-oriented customers. Our strategy includes highlighting our brand, exceptional value and quality proposition predominantly through the use of digital advertising, commercials (on television and through streaming), syndicated talk show integrations and local marketing, with a focus on peak selling seasons. Additionally, we rely on the strong visibility and the presence of our store locations, email messaging and philanthropic community fundraising to promote and further our brand image and drive traffic. Our digital experience, anchored by our mobile e-commerce website, app and social media presence is growing rapidly as we utilize TikTok, Instagram, Facebook, YouTube and Snapchat to engage our customers with compelling digital content on a frequent basis.
Our marketing team works with our merchandising team to develop novel and dynamic techniques to display our products, including distinctive merchandise fixtures and colorful and stimulating signage, which attract customers, encourage hands-on interaction with our quality products and convey our value pricing.
For new store openings, we seek to create community awareness and consumer excitement predominantly through digital advertising, public relations and community outreach promoting the grand opening and by creating an engaging grand opening event that includes contests, and giveaways. We also aim to execute multiple store openings in a given new market on the same day in order to leverage marketing efforts to produce maximum impact.
In addition to our marketing and advertising efforts described above, we also maintain an e-commerce website (www.fivebelow.com) and, over the last few years, our online following has grown substantially. We use both our website and social media channels to highlight our featured products, value/quality proposition, store locations, employment opportunities, and grand openings.
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
The principal basis upon which we compete is by offering a dynamic, edited assortment of trend-right products, with most priced at $5 and below and also inclusive of select brands and licensed merchandise, targeted at the tweens, teens and beyond. We believe we are transforming the shopping experience of our target demographic with a unique merchandising strategy and high-energy retail concept that our customers consider fun and exciting. Our success also depends in substantial part on our ability to respond quickly to trends so that we can meet the changing demands of our customers. We believe that we compare favorably relative to many of our competitors based on our merchandising strategy, edited product assortment targeted at tweens and teens, store environment, flexible real estate strategy and company culture. Nonetheless, certain of our competitors have greater financial, distribution, marketing and other resources than we do.

Trademarks and Other Intellectual Property
We own several trademarks that have been registered with the U.S. Patent and Trademark Office, including Five Below®, Five Beyond® and Five Below Hot Stuff. Cool Prices®. We also own domain names, including www.fivebelow.com, and unregistered copyrights in our website content. We attempt to obtain registration of our trademarks whenever practicable and pursue any infringement of those marks. Solely for convenience, trademarks and trade names referred to in this document may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We also refer to product names, trademarks, trade names and service marks that are the property of other companies.

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

Government Regulation
We are subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations and other laws, including consumer protection regulations that regulate retailers and/or govern the promotion and sale of merchandise and the operation of stores and distribution centers. We monitor changes in these laws and believe that we are in material compliance with applicable laws.
As a result of the COVID-19 pandemic, federal, state and local governments and private entities mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. Such mandates required reduction of operating hours and forced temporary closures of certain retailers and other businesses. As a result of these restrictions and out of concern for our customers and employees, we temporarily closed all of our stores as of March 20, 2020. We began reopening our stores at the end of April 2020 and continued in operation throughout fiscal 2020 and fiscal 2021 in compliance with federal, state and local requirements.
While we were able to quickly reopen our stores and maintain operations throughout the remainder of fiscal 2020 and fiscal 2021, there can be no guarantee that federal, state and local governments will not adopt restrictions that further serve to restrict our ability to operate in the event of future COVID-19 surges.

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

•Wow Our Customers
•Unleash Your Passion
•Hold the Penny Hostage
•Achieve the Impossible
•Work Hard, Have Fun and Build a Career

Employees
As of January 29, 2022, we employed approximately 6,100 full-time and 14,100 part-time employees. Of our total employees, approximately 600 were corporate, approximately 1,100 were based at our distribution centers in Pedricktown, New Jersey, Olive Branch, Mississippi, Forsyth, Georgia, Conroe, Texas, Cincinnati, Ohio and Buckeye, Arizona and approximately 18,500 were store employees located in 40 states throughout the United States. The number of part-time employees fluctuates depending on seasonal needs. None of our employees belong to a union or are party to any collective bargaining or similar agreement.

COVID-19 Response
As a result of the COVID-19 pandemic, we responded quickly to put the safety of our employees first. For the health and safety of our corporate employees, we implemented a work from home policy in March 2020. In our distribution centers, we remained operational as we quickly adopted safety protocols. As for the stores, as a result of federal, state and local restrictions and out of concern for our customers and employees, we temporarily closed all of our stores as of March 20, 2020. We began reopening our stores at the end of April 2020 only after extensive safety protocols were introduced. We established robust safety protocols at all of our workplaces, including offices, stores, and distribution centers, summarized below (all in accordance with applicable federal, state and local standards):

Mitigation Measure	Corporate	Stores	Distribution Centers
Mandatory face coverings for all employees and customers, where required by law	X	X	X
Daily health checks, where required by law	X	X	X
Additional signage, floor decals and reminder messaging regarding social distancing	X	X	X
Increased sanitization of high touch surfaces	X	X	X
Established policies for COVID-19 exposure, contact tracing and remediation	X	X	X
Implemented COVID-19 sick pay policy for impacted employees	X	X	X
Restricted non-essential employee travel	X	X	X
Implemented work from home policy and limited mandatory in-person meetings	X
Installation of plexiglass barriers at workstations / point-of-sale, where required by law	X	X
Adopted occupancy limitations (employees and customers as applicable)	X	X
Further roll out of employee self-assisted check-out in stores		X
Established COVID-19 hotline for employees	X	X	X

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
Prescription drug coverage included with every medical plan
Dental (with a choice of three plans)
Vision plan (with a choice of two plans)
Health savings account with Company match
Pre-tax flexible spending account for qualified medical and dependent care expenses
Mental health support with medical benefits coverage
Employee assistance program with supplemental mental health support
Medical option for part-time employees
Life and Disability	No cost life and disability coverage provided for all full-time employees
Supplemental life plan at option and cost of employees
401(k)	401(k) retirement savings option with safe harbor Company match
Other	In-store employee discount
Employee Stock Purchase Plan
Paid time off provided to all full-time employees
Paid parental leave provided to all full-time employees
Identification theft, pet insurance, legal services access, term life, as well as supplemental accident, hospital indemnity, and critical illness coverage
Employment Practices
We aim to provide challenging, meaningful and rewarding opportunities for personal and professional growth of all employees and encourage all employees to bring their unique backgrounds and experiences to the table to work together. In order to promote the desired work environment, we have adopted policies which describe the standards of respect, inclusivity and professionalism expected of all employees.

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

We do not and will not tolerate harassment, discrimination, retaliation, and disrespectful or other unprofessional conduct against employees or any other covered persons based on any protected characteristic. We also prohibit discrimination, harassment, disrespectful or unprofessional conduct based on the perception that anyone has any of those characteristics or is associated with a person who has or is perceived as having any of those characteristics. In addition, we will not retaliate against individuals who raise complaints of discrimination or harassment or who participate in workplace investigations or other protected activities. Furthermore, we are committed to maintaining a workplace free from sexual harassment and unwelcome conduct and recognizes sexual harassment as a form of workplace discrimination.

We promote and strive to maintain a safe and healthy work environment and conduct our business in ways that protect our employees’ safety and are sensitive to the environment. We are committed to maintaining a drug-free workplace and prohibit the manufacture, distribution, sale, purchase, transfer, possession, or use of illegal substances in the workplace, while representing us outside the workplace or if such activity affects work performance or the work environment of the Company.

We encourage open, timely communications that help us achieve organizational goals, share information, increase understanding, participate in the decision-making process, enhance our pride in the organization and provide recognition for our work-related successes. We believe our policies and practices are in compliance with all applicable laws and have been designed with significant inputs from the employees themselves.
Turnover
Retention of our talented employees is an important focus for us. We, therefore, monitor employee turnover, particularly at the store management level and employ various strategies to strive to improve our turnover rate.
Employee Engagement
We engage our employees in a variety of ways, including: conducting an annual employee survey to directly engage with, and collect feedback from our employees, maintaining an open-door policy for employees to report concerns, and providing an anonymous reporting hotline, available in multiple languages and managed by an independent company not affiliated with us, to allow employees to voice concerns freely.
We conduct an annual employee survey to measure employee engagement. The survey results help us understand the employee experience, evaluate our performance, identify our strengths, and pinpoint opportunities for improvement. Starting in fiscal 2020, we partnered with Gallup, Inc., a global analytics and advisory firm, to monitor and improve the engagement of our workforce. We utilize the survey results to identify strengths and weaknesses and create action plans to improve engagement and, ultimately, team performance.
In 2021 a high percentage of our employees participated in the survey, and the results demonstrated that our overall engagement levels exceed Gallup’s averages in retail, in the United States and worldwide. The results also reflected that we are a mission-driven company with employees’ response on our strength of purpose far exceeding Gallup’s measurement for world class.

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

ITEM 1A. RISK FACTORS
You should carefully consider the following risks and uncertainties when reading this Annual Report. If any of the following risks actually occur, our business, financial condition and/or results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known to us or that we currently deem to be immaterial that may materially adversely affect our business, financial condition and/or results of operations.
Risks Relating to Our Business and Industry
The COVID-19 global pandemic and measures intended to prevent its spread present material uncertainty and risk and have had, and are expected to continue to have, a material adverse impact on our business, results of operations, financial condition, and cash flows.
The COVID-19 global pandemic that began in the first quarter of 2020 has both ebbed and surged multiple times since in many parts of the United States, with a resultant cycle of the imposition, lapsing and re-imposition of federal, state and local restrictions on our ability to operate. These restrictions included restrictions on business operations, freedom of travel, border closings, shelter in place orders, quarantines and a mandate related to the vaccination status and testing of employees. The pandemic and the related preventative and protective actions have adversely impacted the global economy, resulted in unprecedented levels of unemployment, reduced consumer confidence and discretionary consumer spending, disrupted global supply chains, and created significant volatility in financial markets.
The pandemic and the related actions have materially adversely impacted our business, results of operations, financial condition and cash flows, including through the temporary store closures that began in March 2020, as well as reductions in operating hours and decreases in store traffic which continued through the balance of fiscal 2020. Further resurgences in COVID-19 cases, including from variants, could cause additional restrictions, including temporarily closing all or some of our stores again. An outbreak at one of our stores, even if we follow appropriate precautionary measures, could negatively impact our employees, customers, and brand.
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
If the pandemic were to worsen or continue, including from variants of COVID-19, for a longer period than currently anticipated, business and consumer responses to the pandemic could adversely affect, among other aspects of our business:
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

In November 2021, the U.S. Occupational Safety and Health Administration ("OSHA") issued an Emergency Temporary Standard ("ETS") requiring that certain large employers enforce a mandatory COVID-19 vaccination policy or adopt a policy requiring employees to either receive a COVID-19 vaccination or undergo regular COVID-19 testing. Although the Supreme Court ultimately enjoined enforcement of this particular ETS, implementing similar standards in the future across the entire country, particularly testing protocols for unvaccinated employees, could be costly and disruptive to our store operations. Additionally, enforcing such standards could adversely impact our workforce and ability to attract and retain employees.
Any of the negative impacts of the pandemic, including those described above, alone or in combination with others, may exacerbate many of the risk factors discussed otherwise herein. The full extent to which the pandemic will negatively affect our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the severity of COVID-19 and its variants, the scope and duration of the pandemic and actions taken by governmental authorities businesses and customers in response to the pandemic.
We may not be able to successfully implement our growth strategy on a timely basis or at all, which could harm our growth and results of operations.
Our growth is dependent on our ability to open profitable new stores. We believe we have an opportunity to continue to grow our store base from 1,190 stores in 40 states as of January 29, 2022 to more than 3,500 locations over time.
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
We, like many retailers, are and may in the future be subject to increasing operational costs, including escalating product costs, the imposition of tariffs on imported goods, and higher wage and benefits costs in response to legislative requirements and competitive pressures. In fiscal 2019, we implemented price increases (including beyond $5 per item) in an effort to mitigate some or all of the risks of such operational cost increases. We can offer no assurances that price increases will be accepted by our customers, or that price increases will be sufficient to offset the impact of future cost increases. In addition, any increase in our prices may cause our unit sales to decline, and could undermine our positioning as an extreme value retailer making us less attractive to our customers and less competitive in the marketplace. Accordingly, such factors could have a material adverse effect on our business, financial condition and results of future operations.
Our sales depend on a volume of traffic to our stores, and a reduction in traffic to, or the closing of, anchor tenants and other destination retailers in the shopping centers in which our stores are located could significantly reduce our sales and leave us with excess inventory.
Most of our stores are located in power, community and lifestyle shopping centers that benefit from the ability of “anchor” retail tenants, generally big box stores, and other destination retailers and attractions to generate sufficient levels of consumer traffic in the vicinity of our stores. Any decline in the volume of consumer traffic at shopping centers, whether because of consumer preferences to shop on the internet or at large warehouse stores, an economic slowdown, a decline in the popularity of shopping centers, the closing of anchor stores or other destination retailers or otherwise, could result in reduced sales at our stores and leave us with excess inventory, which could have a material adverse effect on our financial results or business. As a result of the COVID-19 pandemic, our business operations and results of operations, including our net sales, earnings and cash flows, were materially impacted in fiscal 2020 due to, in part, decreased customer traffic in stores, including, without limitation, on account of limitations on the number of persons permitted in stores at one time by certain local and state regulations. If the pandemic were to worsen again, and, in particular if regulatory restrictions were reintroduced as a result, our business operations and results of operations may again be materially impacted by a number of factors including a decrease in customer traffic.

Our new store growth is dependent upon our ability to successfully expand our distribution network capacity, and failure to achieve or sustain these plans could affect our performance adversely.
We maintain distribution centers in Pedricktown, New Jersey, Olive Branch, Mississippi, Forsyth, Georgia, Conroe, Texas, Buckeye, Arizona and Cincinnati, Ohio. We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional distribution centers. In July 2020, we acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot distribution center, which we began operating in August 2021. In March 2021, we acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot distribution center, which we expect to occupy in the first half of fiscal 2022. As a result of the significant expansion of our network of distribution facilities over the last several years, including the planned opening in the first half of fiscal 2022 of our Indianapolis, Indiana distribution center, we expect to cease operations at our distribution centers in Olive Branch, Mississippi and Cincinnati, Ohio in the first half of fiscal 2022, and expect the costs incurred to be immaterial to our consolidated statements of operations. Delays in opening the planned new distribution centers could adversely affect our future operations by slowing store growth, which could in turn reduce sales growth. In addition, any distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as: shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of future projects, including opening the planned new distribution centers could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that any project will be completed on time or within established budgets.
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
Furthermore, our distribution centers in Forsyth, Georgia, Conroe, Texas, Buckeye, Arizona and Indianapolis, Indiana subject us to the risks of owning real property, which include, but are not limited to:
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
Because most of our products are distributed from our distribution centers, the unexpected loss of any one of our distribution centers, due to natural disaster or otherwise, would materially affect our operations. We also rely upon independent third-party transportation to provide goods to our stores in a timely and cost-effective manner, through deliveries to our distribution centers from vendors and then from the distribution centers or direct ship vendors to our stores. Our use of outside delivery services for shipments is subject to risks outside of our control and any disruption, unanticipated expense or operational failure related to this process could affect store operations negatively. Since early 2020, the COVID-19 pandemic disrupted our supply chain. Although we were able to mitigate the impact to our business from such disruptions, there can be no guarantee that we would be able to mitigate future COVID-19 related disruptions. For example, unexpected delivery delays or increases in transportation costs (including through increased fuel costs or a decrease in transportation capacity for overseas shipments or resulting from labor shortages or work stoppages) could significantly decrease our ability to generate sales and earn profits. If we change shipping companies, we could face logistical difficulties that could adversely impact deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from the independent third-party transportation providers we currently use, which would increase our costs. Additionally, long-term disruptions to the United States and international transportation infrastructure from wars, political unrest, terrorism, natural disasters, governmental budget constraints and other significant events that could lead to delays or interruptions of service could adversely affect our business. As we seek to expand our operation through the implementation of our online retail capabilities, we may face increased or unexpected demands on distribution center operations, as well as new demands on our distribution network.
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

A significant disruption in our information technology systems and our inability to adequately maintain and update those systems could adversely affect our operations and negatively affect our customers.
We rely extensively on our information technology systems (which includes certain systems currently outsourced to, or using cloud-based services provided by, third parties) throughout our business. We also rely on continued and unimpeded access to the internet to use our information technology systems. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses, malicious attacks, security breaches, catastrophic events, and implementation errors. If our systems are damaged, disrupted or fail to function properly or reliably, we may incur substantial repair or replacement costs, experience data loss or theft and impediments to our ability to manage inventories or process customer transactions, and encounter lost customer confidence, which could require additional promotional activities to attract customers and otherwise adversely affect our results of operations. We continually invest to maintain and update our information technology systems. Implementing significant system changes increases the risk of system disruption. The potential problems and interruptions associated with implementing technology initiatives, as well as providing training and support for those initiatives, could disrupt or reduce our operational efficiency, and could negatively impact customer experience and customer confidence.
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
Our inventory balance represented approximately 16% of our total assets as of January 29, 2022. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, or if our expectations about customer spending levels are inaccurate, we may have to take unanticipated markdowns to dispose of excess inventory, which also can adversely impact our financial results. We also experience inventory shrinkage, and we cannot assure you that incidences of inventory loss and theft will stay at acceptable levels or decrease in the future, or that the measures we are taking will effectively address the problem of inventory shrinkage. We continue to focus on ways to reduce these risks, but we cannot assure you that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our profitability and cash flows from operations may be negatively affected.

Our business requires that we lease substantial amounts of space and there can be no assurance that we will be able to continue to lease space on terms as favorable as the leases negotiated in the past.
Currently, we lease all of our store locations, as well as our corporate headquarters and distribution facilities in Pedricktown, New Jersey, Olive Branch, Mississippi and Cincinnati, Ohio (and own our distribution centers in Forsyth, Georgia, Conroe, Texas, Buckeye, Arizona and land in Indianapolis, Indiana, where we are building a distribution center). As a result of the significant expansion of our network of distribution facilities over the last several years, including the planned opening in the first half of fiscal 2022 of our Indianapolis, Indiana distribution center, we expect to cease operations at our distribution centers in Olive Branch, Mississippi and Cincinnati, Ohio in the first half of fiscal 2022, and expect the costs incurred to be immaterial to our consolidated statements of operations. Our stores are leased from third parties, with typical initial lease terms of ten years. Many of our lease agreements also have additional five-year renewal options. Historically, we have been able to negotiate terms that fit within our economic model and that we believe are favorable; however, there is no guarantee that we will be able to continue to negotiate such terms. Consolidation in the commercial retail real estate market could affect our ability to successfully negotiate favorable rental terms for our stores in the future. Should significant consolidation occur, a large proportion of our store base could be concentrated with one or a few landlords that would then be in a position to dictate unfavorable terms to us due to their significant negotiating leverage. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. Increases in our occupancy costs and difficulty in identifying economically suitable new store locations could have significant negative consequences, which include:
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
We maintain a network of distribution centers and are planning to lease or build new distribution centers over the next few years to support our growth objectives. Delays in opening these new distribution centers could adversely affect our future financial performance by slowing store growth, which may in turn reduce revenue growth, or by increasing transportation costs. In addition, distribution center-related construction entails risks that could cause delays and cost overruns, such as: shortages of materials or skilled labor; work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems, weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of these projects could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that these distribution centers or any future operational projects will be completed on time or within established budgets. Additionally, potential ownership of these facilities and of additional facilities which we may lease, acquire, build and own in the future, entails risks of our ability to comply with regulations restricting the construction and operation of these facilities, as well as local community actions opposed to the location of our facilities at specific sites and the adoption of local laws restricting our operations and environmental regulations, which may impact our ability to find suitable locations, and increase the cost of sites and of constructing, leasing and operating our facilities. We also may have difficulty negotiating real estate purchase agreements or leases on acceptable terms. Failure to manage these and other similar factors effectively may affect our ability to timely build or lease new facilities, which could have a material adverse effect on our future growth and profitability.

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
We are continuing to expand, upgrade and develop our information technology capabilities, including, most recently, our core-enterprise resource planning system (or "ERP") which we implemented through Oracle software in fiscal 2020, the re-launch of our e-commerce website on the Hollar platform in fiscal 2020, and the implementation of a new enterprise wide human capital management system, Workday, in 2021. If we are unable to successfully continue upgrading or expanding our technological capabilities to support our growth we may not be able to take advantage of market opportunities, manage our costs and transactional data effectively, satisfy customer requirements, execute our business plan or respond to competitive pressures. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, or with maintenance or adequate support of existing systems, could also disrupt or reduce the efficiency of our operations.
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

Our business and reputation may be adversely affected by environmental, social and governance matters.
Investor and regulatory focus is intensifying with respect to certain environmental, social and governance ("ESG") matters. These matters include, among others, (i) efforts and mitigation of the impact of climate change, (ii) human rights matters, (iii) ethics and compliance with law, (iv) diversity, equity and inclusion, and (v) the role of the Company's board of directors in supervising various sustainability issues. Additionally, in the retail industry, the materials used in the products we sell as well as where we source our products is of particular importance.
In addition, investment in funds that specialize in companies that perform well in ESG assessments are increasingly popular, and major institutional investors and advisors have publicly emphasized the importance of ESG measures to their investment decisions and recommendations. Investors who are focused on ESG matters may seek enhanced disclosures or require implementation of policies that may be adverse to our business, and there can be no assurances that shareholders will not advocate, via proxy contests, media campaigns or other public or private means, for us to take ESG focused actions on an accelerated timeline.
Additionally, there can be no certainty that we will successfully navigate or manage ESG issues or that we will successfully meet investors or others expectations. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation with governments, customers, employees, other third parties and the communities and industries in which we operate, as well as, on our business, share price, financial condition, access to capital or results of operations.
Your percentage ownership in us may be diluted by future equity issuances, which could reduce your influence over matters on which shareholders vote.
Our Board of Directors has the authority, without action or vote of our shareholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, shares issuable upon the vesting of restricted stock units or performance-based restricted stock units, shares that may be issued to satisfy our obligations under our equity incentive plan or shares of our authorized but unissued preferred stock. As of January 29, 2022, 2.6 million stock options, restricted shares, or restricted stock units were available for grant under our equity incentive plan, and 0.6 million shares of our common stock are issuable upon the exercise of options outstanding, the vesting of restricted stock units and the vesting of performance-based restricted stock units under that plan. Exercises of these options or issuances of common stock or preferred stock could reduce your influence over matters on which our shareholders vote and, in the case of issuances of preferred stock, likely could result in your interest in us being subject to the prior rights of holders of that preferred stock.
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
In fiscal 2013, we opened a distribution center in Olive Branch, Mississippi. We currently occupy approximately 600,000 square feet at this distribution center and it is leased under a lease agreement expiring in 2022 with options to renew for three successive five-year periods. In fiscal 2015, we opened a distribution center in Pedricktown, New Jersey. We currently occupy approximately 1,000,000 square feet at this distribution center, having expanded from 800,000 square feet in September 2018 and it is leased under a lease agreement expiring in 2025 with options to renew for three successive five-year periods. In March 2019, we completed the purchase of an approximately 700,000 square foot distribution center in Forsyth, Georgia for approximately $42 million, for the land and building. We began operating the distribution center in April 2019. In August 2019, we acquired land in Conroe, Texas, to build an approximately 860,000 square foot distribution center for approximately $56 million, for the land and building. We began operating the distribution center in July 2020. In July 2020, we acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot distribution center for approximately $65 million, for the land and building. We began operating the distribution center in August 2021. In March 2021, we acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot distribution center to support the Company's anticipated growth. The total costs of the land and building is expected to be approximately $61 million, which we expect to occupy in the first half of fiscal 2022. As a result of the significant expansion of our network of distribution facilities over the last several years, including the planned opening in the first half of fiscal 2022 of our Indianapolis, Indiana distribution center, we expect to cease operations at our distribution centers in Olive Branch, Mississippi and Cincinnati, Ohio in the first half of fiscal 2022, and expect the costs incurred to be immaterial to our consolidated statements of operations.
At the end of fiscal 2021, there were 1,190 Five Below store locations in 40 states. All of our stores are leased from third parties. These leases typically have ten-year terms with additional five-year renewal options, and many provide us with the option to terminate early under specified conditions. In addition to future minimum lease payments, some of our store leases provide for additional rental payments based on a percentage of net sales if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Global Select Market under the symbol “FIVE.” On January 28, 2022 (the last trading day of fiscal 2021), the last reported sale price on the NASDAQ Global Select Market of our common stock was $158.84 per share. As of March 4, 2022, we had approximately 149,249 holders of record of our common stock.

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
The following graph compares the cumulative total shareholder return on our common stock from July 19, 2012 (the date our common stock commenced trading on the NASDAQ Global Select Market) through January 29, 2022, with the return on (i) the NASDAQ Global Market Composite Index and (ii) the NASDAQ US Benchmark Retail Index over the same period. This graph assumes an initial investment of $100 and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	7/19/2012	2/1/2013	1/31/2014	1/30/2015	1/29/2016	1/27/2017	2/2/2018	2/1/2019	1/31/2020	1/29/2021	1/28/2022
FIVE BELOW, INC.	$100.00	$140.00	$138.30	$125.70	$132.90	$141.90	$237.50	$470.70	$427.20	$663.13	$599.40
NASDAQ GLOBAL MARKET COMPOSITE INDEX	$100.00	$107.20	$138.40	$156.30	$155.60	$190.90	$244.10	$244.90	$308.50	$440.70	$464.30
NASDAQ US BENCHMARK RETAIL INDEX	$100.00	$111.00	$132.70	$161.50	$168.00	$182.50	$242.80	$251.70	$295.90	$457.96	$479.00

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
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock during the fourth fiscal quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
Third Quarter 2021	—	—	—	$100,000,000
October 31, 2021 - November 27, 2021	—	$—	—	$100,000,000
November 28, 2021 - January 1, 2022	—	$—	—	$100,000,000
January 2, 2022 - January 29, 2022	368,699	$162.75	368,699	$39,992,663
Fourth Quarter 2021	368,699	$162.75	368,699	$39,992,663

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

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected financial and other data as of and for the periods indicated. The selected financial data for fiscal 2021, 2020 and 2019 and selected consolidated balance sheet data as of January 29, 2022 and January 30, 2021 have been derived from our consolidated financial statements audited by KPMG LLP, our independent registered public accounting firm, included elsewhere in this Annual Report. The selected financial data for fiscal 2018 and fiscal 2017, and the selected balance sheet data as of February 1, 2020, February 2, 2019, and February 3, 2018, have been derived from our audited consolidated financial statements that have not been included in this Annual Report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected financial data in conjunction with the consolidated financial statements and accompanying notes and the information under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.
We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31st of the following year. The reporting periods contained in the following table consist of 53 weeks of operations in fiscal 2017 and 52 weeks of operations in each of fiscal 2021, 2020, 2019, and 2018, respectively.

	Fiscal Year
	2021	2020	2019	2018	2017
	(in millions, except share and per share data)
Consolidated Statements of Operations Data (1):
Net sales	$2,848.4	$1,962.1	$1,846.7	$1,559.6	$1,278.2
Cost of goods sold	1,817.9	1,309.8	1,172.8	994.5	814.8
Gross profit	1,030.4	652.3	674.0	565.1	463.4
Selling, general and administrative expenses	650.6	497.5	456.7	377.9	306.0
Operating income	379.9	154.8	217.3	187.2	157.4
Interest (expense) income and other (expense) income, net	(13.2)	(1.7)	4.3	4.6	1.5
Income before income taxes	366.7	153.1	221.6	191.8	158.8
Income tax expense	87.9	29.7	46.5	42.2	56.4
Net income	$278.8	$123.4	$175.1	$149.6	$102.5
Per Share Data:
Basic income per common share (2)	$4.98	$2.21	$3.14	$2.68	$1.86
Diluted income per common share (2)	$4.95	$2.20	$3.12	$2.66	$1.84
Weighted average shares outstanding:
Basic shares	55,999,713	55,816,508	55,823,535	55,763,034	55,208,246
Diluted shares	56,303,854	56,060,039	56,166,167	56,220,864	55,561,472

	Fiscal Year
	2021	2020	2019	2018	2017
	(in millions, except percentages and total stores data)
Consolidated Statements of Cash Flows Data (1):
Net cash provided by (used in):
Operating activities	$327.9	$366.0	$187.0	$184.1	$167.4
Investing activities	$(465.6)	$(286.9)	$(193.6)	$(39.5)	$(139.2)
Financing activities	$(66.1)	$(12.8)	$(42.7)	$(5.6)	$8.4
Other Operating and Financial Data (1):
Total stores at end of period	1,190	1,020	900	750	625
Comparable sales increase (decrease)	30.3%	(5.5)%	0.6%	3.9%	6.5%
Average net sales per store (3)	$2.5	$2.0	$2.2	$2.2	$2.2
Capital expenditures	$288.2	$200.2	$212.3	$113.7	$67.8
Consolidated Balance Sheet Data (1) (4):
Cash and cash equivalents	$65.0	$268.8	$202.5	$251.7	$112.7
Short-term investment securities	277.1	140.9	59.2	85.4	132.0
Total current assets	904.7	755.4	665.7	642.3	479.4
Total assets	2,880.5	2,314.8	1,958.7	952.3	695.7
Total current liabilities	586.9	435.7	351.3	253.1	164.5
Total liabilities	1,760.2	1,432.9	1,198.9	337.2	237.2
Total shareholders’ equity	$1,120.3	$881.9	$759.8	$615.1	$458.6
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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2022" or "fiscal 2022" refer to the period from January 30, 2022 to January 28, 2023, which consists of a 52-week fiscal year. References to "fiscal year 2021" or "fiscal 2021" refer to the period from January 31, 2021 to January 29, 2022, which consists of a 52-week fiscal year. References to "fiscal year 2020" or "fiscal 2020" refer to the period from February 2, 2020 to January 30, 2021, which consists of a 52-week fiscal year. References to "fiscal year 2019" or "fiscal 2019" refer to the period from February 3, 2019 to February 1, 2020, which consists of a 52-week fiscal year. References to “fiscal year 2018” or “fiscal 2018” refer to the period from February 4, 2018 to February 2, 2019, which consists of a 52-week fiscal year. References to “fiscal year 2017” or “fiscal 2017” refer to the period from January 29, 2017 to February 3, 2018, which consists of a 53-week fiscal year. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.
Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiary as "we," "us," or "our") is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, with most priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of January 29, 2022, we operated 1,190 stores in 40 states. In addition, in fall 2019, we rolled out new pricing to our full chain, increasing prices on certain products over $5. Most of our products remain at $5 and below.
We also offer our merchandise on the internet, through our fivebelow.com e-commerce website. We launched our e-commerce operation as an additional channel to service our customers. During fiscal 2020, we entered into a partnership with an on demand third party delivery service to enable our customers to shop online and receive convenient same day delivery. All e-commerce sales, which includes shipping and handling revenue, are included in net sales and are included in comparable sales. Our e-commerce expenses will have components classified as both cost of goods sold and selling, general and administrative expenses.
We believe that our business model has resulted in strong financial performance when considered in light of the economic environment. Our comparable sales increased by 30.3% in fiscal 2021, and decreased by 5.5% in fiscal 2020 and increased by 0.6% in fiscal 2019. Between fiscal 2019 and fiscal 2021, our net sales increased from $1,846.7 million to $2,848.4 million, representing a compounded annual growth rate of 24.2%. Over the same period, our operating income increased from $217.3 million to $379.9 million, representing a compounded annual growth rate of 32.2%. In addition, we expanded our store base from 900 stores at the end of fiscal 2019 to 1,190 stores at the end of fiscal 2021 and we plan to open approximately 375 to 400 new stores over the next two fiscal years including approximately 160 new stores in fiscal 2022.
We expect to continue our strong growth in the future. By offering trend-right merchandise at a differentiated price points, our stores have been successful in varying geographic regions, population densities and real estate settings. As of January 29, 2022, we operated stores in 40 states throughout the United States. We are primarily located in power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets with trade areas including at least 100,000 people in the specified market. We continue to believe we have the opportunity to expand our store base in the United States from 1,190 locations as of January 29, 2022 to more than 3,500 locations over time. Our ability to open profitable new stores depends on many factors, including our ability to identify suitable markets and sites; negotiate leases with acceptable terms; achieve brand awareness in the new markets; efficiently source and distribute additional merchandise; and achieve sufficient levels of cash flow and financing to support our expansion.
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
Over the past five years, we have invested a significant amount of capital in infrastructure and systems necessary to support our future growth and we expect to incur additional capital expenditures related to expansion of our infrastructure and systems in future periods. In fiscal 2015, we invested in a new ERP and began the multi-year implementation of the ERP, which is designed to enhance functionality and provide timely information to the Company's management team related to the operation of the business. In fiscal 2020, we invested in a new Retail Merchandising System and began the multi-year implementation of the Retail Merchandising System, which is designed to manage, control, and perform seamless execution of day-to-day merchandising activities, including purchasing, distribution, order fulfillment, and financial close. In fiscal 2015, we opened a distribution center in Pedricktown, New Jersey. We occupy approximately 1,000,000 square feet at this distribution center, having expanded from 800,000 square feet in September 2018. In fiscal 2016, we signed a 15-year lease for a new corporate headquarters location in Philadelphia, Pennsylvania. We currently occupy approximately 190,000 square feet of office space with multiple options to expand in the future. In March 2019, we completed the purchase of an approximately 700,000 square foot distribution center in Forsyth, Georgia. We began operating the distribution center in April 2019. In August 2019, we acquired land in Conroe, Texas, to build an approximately 860,000 square foot distribution center for approximately $56 million. We began operating the distribution center in July 2020. In July 2020, we acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot distribution center for approximately $65 million. We began operating the distribution center in August 2021. In March 2021, we acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot distribution center for approximately $61 million. We expect to occupy the distribution center in fiscal 2022. As a result of the significant expansion of our network of distribution facilities over the last several years, including the planned opening in the first half of fiscal 2022 of our Indianapolis, Indiana distribution center, we expect to cease operations at our distribution centers in Olive Branch, Mississippi and Cincinnati, Ohio in the first half of fiscal 2022, and expect the costs incurred to be immaterial to our consolidated statements of operations.
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

Cost of Goods Sold and Gross Profit
Gross profit is equal to our net sales less our cost of goods sold. Gross margin is gross profit as a percentage of our net sales. Cost of goods sold reflects the direct costs of purchased merchandise and inbound freight and tariffs, as well as shipping and handling costs, store occupancy, distribution and buying expenses. Shipping and handling costs include internal fulfillment and shipping costs related to our e-commerce operations. Store occupancy costs include rent, common area maintenance, utilities and property taxes for all store locations. Distribution costs include costs for receiving, processing, warehousing and shipping of merchandise to or from our distribution centers and between store locations. Buying costs include compensation expense and other costs for our internal buying organization, including our merchandising and product development team and our planning and allocation group. These costs are significant and can be expected to continue to increase as our Company grows.
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

Results of Consolidated Operations
The following tables summarize key components of our results of consolidated operations for the periods indicated, both in dollars and as a percentage of our net sales. Refer to Item 7 "Results of Consolidated Operations" in our Annual Report on Form 10-K for the year ended January 30, 2021 for a comparison of fiscal years 2020 and 2019.

	Fiscal Year
	2021	2020
	(in millions, except percentages and total stores data)
Consolidated Statements of Operations Data (1):
Net sales	$2,848.4	$1,962.1
Cost of goods sold	1,817.9	1,309.8
Gross profit	1,030.4	652.3
Selling, general and administrative expenses	650.6	497.5
Operating income	379.9	154.8
Interest (expense) income and other (expense) income, net	(13.2)	(1.7)
Income before income taxes	366.7	153.1
Income tax expense	87.9	29.7
Net income	$278.8	$123.4
Percentage of Net Sales (1):
Net sales	100.0%	100.0%
Cost of goods sold	63.8%	66.8%
Gross profit	36.2%	33.2%
Selling, general and administrative expenses	22.8%	25.4%
Operating income	13.3%	7.9%
Interest (expense) income and other (expense) income, net	(0.5)%	(0.1)%
Income before income taxes	12.9%	7.8%
Income tax expense	3.1%	1.5%
Net income	9.8%	6.3%
Operational Data:
Total stores at end of period	1,190	1,020
Comparable sales increase (decrease)	30.3%	(5.5)%
Average net sales per store (2)	$2.5	$2.0
(1)Components may not add to total due to rounding.
(2)Only includes stores open before the beginning of the fiscal year.

Fiscal Year 2021 Compared to Fiscal Year 2020
Net Sales
Net sales increased to $2,848.4 million in fiscal year 2021 from $1,962.1 million in fiscal year 2020, an increase of $886.3 million, or 45.2%. The increase was the result of a comparable sales increase of $566.6 million and a non-comparable sales increase of $319.7 million. In fiscal year 2021, we opened 170 net new stores compared to 120 net new stores in fiscal year 2020. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2021 and the number of stores that opened in fiscal 2020 but have not been open for 15 full months.
Comparable sales increased 30.3%. The increase was primarily the result of the impact of COVID-19 during fiscal year 2020 as we temporarily closed all of our stores as of March 20, 2020, began reopening our stores at the end of April 2020, and had reopened substantially all of our stores by the end of June 2020.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $1,817.9 million in fiscal year 2021 from $1,309.8 million in fiscal year 2020, an increase of $508.1 million, or 38.8%. The increase in cost of goods sold was primarily the result of an increase in the merchandise costs of goods resulting from an increase in net sales and due to the impact of COVID-19 in fiscal 2020.
Gross profit increased to $1,030.4 million in fiscal year 2021 from $652.3 million in fiscal year 2020, an increase of $378.1 million, or 58.0%. Gross margin increased to 36.2% in fiscal year 2021 from 33.2% in fiscal year 2020, an increase of approximately 300 basis points. The increase in gross margin was primarily the result of a decrease as a percentage of net sales in store occupancy costs due to the impact of COVID-19 in fiscal year 2020 as we temporarily closed all of our stores while still incurring rent expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $650.6 million in fiscal year 2021 from $497.5 million in fiscal year 2020, an increase of $153.1 million, or 30.8%. As a percentage of net sales, selling, general and administrative expenses decreased approximately 260 basis points to 22.8% in fiscal year 2021 compared to 25.4% in fiscal year 2020. The increase in selling, general and administrative expenses was the result of an increase of $107.0 million in store-related expenses to support new store growth and due to the impact of COVID-19 during fiscal year 2020, which included the temporary closure of all of our stores, furloughing of employees, and other non-payroll expense reductions. This increase was also driven by an increase of $46.1 million of corporate-related expenses, which included both the benefit related to the CARES Act and the reversal of certain compensation related accruals in fiscal year 2020.
Interest (Expense) Income and Other (Expense) Income, net
Interest expense and other, net increased to $13.2 million in fiscal year 2021 from $1.7 million in fiscal year 2020, an increase of $11.5 million. The increase in interest expense and other, net was primarily driven by an other than temporary impairment related to an equity method investment.
Income Tax Expense
Income tax expense increased to $87.9 million in fiscal year 2021 from $29.7 million in fiscal year 2020, an increase of $58.2 million, or approximately 195.9%. This increase in income tax expense was primarily due to a $213.6 million increase in pre-tax net income and discrete items, which includes the impact of the CARES Act in fiscal year 2020 and the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirements to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets.
Our effective tax rate for fiscal year 2021 was 24.0% compared to 19.4% in fiscal year 2020. The increase in our effective tax rate was primarily driven by discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" and the impact of the CARES Act in fiscal year 2020.
Net Income
As a result of the foregoing, net income increased to $278.8 million in fiscal year 2021 from $123.4 million in fiscal year 2020, an increase of approximately $155.4 million, or 126.0%.
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

Liquidity and Capital Resources
Overview
Cash capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make cash capital expenditures of approximately $220 million in fiscal 2022, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations, cash on-hand, investments and, as needed, borrowings under our Revolving Credit Facility. We expect to incur approximately $85 million of our cash capital expenditure budget in fiscal 2022 to construct and open approximately 160 new stores of the planned 375 to 400 new stores over the next two fiscal years, with the remainder projected to be spent on our store relocations and remodels, distribution facilities and our corporate infrastructure.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility, as needed, and we expect that funding to continue. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. Although it is not possible to reliably estimate the duration or severity of the COVID-19 pandemic and the resulting financial impact on our results of operations, financial position and liquidity, we have the ability to draw down on our Revolving Credit Facility if and as needed. As of January 29, 2022, we did not have any direct borrowings under our Revolving Credit Facility and had approximately $153 million available on the line of credit.
On March 20, 2018, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. On March 9, 2021, our Board of Directors approved a new share repurchase program for up to $100 million of our common stock through March 31, 2024. In fiscal 2018, we purchased 21,810 shares under this program at an aggregate cost of approximately $2.0 million, or an average price of $91.07 per share. In fiscal 2019, we purchased 337,552 shares under this program at an aggregate cost of approximately $36.9 million, or an average price of $109.27 per share. In fiscal 2020, we purchased 137,023 shares under this program at an aggregate cost of approximately $12.7 million, or an average price of $92.42 per share. In fiscal 2021, we purchased 368,699 shares under this program at an aggregate cost of approximately $60.0 million, or an average price of $162.75 per share. Since March 2018, we have purchased approximately 865,000 shares for an aggregate cost of approximately $112 million. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
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

Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Fiscal Year
	2021	2020

Net cash provided by operating activities	$327.9	$366.0
Net cash used in investing activities	(465.6)	(286.9)
Net cash used in financing activities	(66.1)	(12.8)
Net (decrease) increase during period in cash and cash equivalents (1)	$(203.8)	$66.3
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for fiscal 2021 was $327.9 million, a decrease of $38.1 million compared to fiscal 2020. The decrease was primarily due to changes in working capital and an increase in income taxes paid, partially offset by an increase in operating cash flows from store performance due to the impact of COVID-19 as we temporarily closed all of our stores in March 2020 and had reopened substantially all of our stores as of the end of June 2020. During fiscal 2021, we added 170 net new stores.
Cash Used in Investing Activities
Net cash used in investing activities for fiscal 2021 was $465.6 million, an increase of $178.7 million compared to fiscal 2020. The increase was primarily due to increases in net purchases of investment securities and other investments and capital expenditures. The increase in capital expenditures was primarily for our distribution centers, new store construction and corporate infrastructure.
Cash Used in Financing Activities
Net cash used in financing activities for fiscal year 2021 was $66.1 million, an increase of $53.3 million compared to fiscal 2020. The increase was primarily the result of an increase in the repurchase and retirement of common stock.
Line of Credit
On January 27, 2021, we entered into a First Amendment to Credit Agreement (the “First Amendment”) which amended the Fifth Amended and Restated Credit Agreement (as amended by the Fifth Amendment, the "Credit Agreement") dated April 24, 2020 among the Company, 1616 Holdings, Inc., a wholly-owned subsidiary of the Company ("1616 Holdings" and together with the Company, the "Loan Parties"), Wells Fargo Bank, National Association as administrative agent (the "Agent"), and other lenders party thereto (the "Lenders").
The Credit Agreement provides for a secured asset-based revolving line of credit in the amount of up to $225 million (the "Revolving Credit Facility"). Advances under the Revolving Credit Facility are tied to a borrow base consisting of eligible credit card receivables and inventory, as reduced by certain reserves in effect from time to time. Pursuant to the Credit Agreement, inventory appraisals and certain other diligence items are deferred, with reduced advance rates during the period that such appraisals have not been delivered. The Revolving Credit Facility expires on the earliest to occur of (i) April 24, 2023 or (ii) an event of default.
The Revolving Credit Facility may be increased up to $150.0 million, subject to certain conditions, including obtaining commitments from one or more Lenders (the "Accordion"). Pursuant to the First Amendment, we obtained commitments from the Lenders that would allow us at our election (subject only to satisfaction of certain customary conditions such as the absence of any Event of Default), to increase the amount of the Revolving Credit Facility by an aggregate principal amount up to $50 million within the Accordion (the "Committed Increase"). The entire amount of the Revolving Credit Facility is available for the issuance of letters of credit and allows for swingline loans.
The Credit Agreement provides that the interest rate payable on borrowings shall be, at our option, a per annum rate equal to (a) a base rate plus an applicable margin ranging from 0.25% to 0.75%, or (b) a LIBOR rate plus a margin ranging from 1.25% to 1.75%. Letter of credit fees range from 1.25% to 1.75%. The interest rate and letter of credit fees under the Credit Agreement are subject to an increase of 2.00% per annum upon an event of default.

The Credit Agreement contains customary covenants that limits, absent lender approval, the ability of the Company and certain of its affiliates to, among other things, pay cash dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, enter into certain acquisition transactions with affiliates, merge, dissolve, repay certain indebtedness, change the nature of our business, enter sale or leaseback transactions, make investments or dispose of assets. In some cases, these restrictions are subject to certain negotiated exceptions or permit us to undertake otherwise restricted activities if it satisfies certain conditions. In addition, we will be required to maintain availability of not less than (i) 12.5% of the lesser of (x) aggregate commitments under the Revolving Credit Facility and (y) the borrowing base (the "loan cap") during the period that inventory appraisals have not been delivered as described above and (ii) at all other times 10.0% of the loan cap.
If there exists an event of default or availability under the Revolving Credit Facility is less than 15% of the loan cap, amounts in any of the Loan Parties' or subsidiary guarantors' designated deposit accounts will be transferred daily into a blocked account held by the Agent and applied to reduce outstanding amounts under the Revolving Credit Facility (the "Cash Dominion Event"), so long as (i) such event of default has not been waived and/or (ii) until availability has exceeded 15% of the loan cap for sixty (60) consecutive calendar days (provided that such ability to discontinue the Cash Dominion Event shall be limited to two times during the term of the Credit Agreement).
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
All obligations under the Revolving Credit Facility are guaranteed by 1616 Holdings, and secured by substantially all of the assets of the Company and 1616 Holdings. As of January 29, 2022 and January 30, 2021, we were in compliance with the covenants applicable to us under the First Amendment and the Revolving Credit Facility.
As of January 29, 2022 and January 30, 2021, we had approximately $153 million and $191 million, respectively, available in the Revolving Credit Facility.
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

Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed for impairment using factors including, but not limited to, our future operating plans and projected cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In the event of a store closure, we will record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Based on the analysis performed, our management believes that there was no impairment of long-lived assets for each of the 2021, 2020 and 2019 fiscal years. The impairment loss analysis requires management to apply judgment and make estimates.
Leases
Leases are accounted for in accordance with the guidance in “Leases" (Topic 842). We are required to recognize an operating lease asset and an operating lease liability for all of our leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of lease payments using an estimated incremental borrowing rate, on a collateralized basis over a similar term, that we would have incurred to borrow the funds necessary to purchase the leased asset. The asset is based on the liability, subject to certain adjustments, such as for initial direct costs. For income statement purposes, leases are required to be classified as either operating or finance leases. Operating leases result in straight-line expense while finance leases result in a front-loaded expense pattern.
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
Recently Issued Accounting Pronouncements
See "Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements included in Item 8 "Consolidated Financial Statements and Supplementary Data" of this Form 10-K, for a detailed description of recently issued accounting pronouncements.

Contractual Obligations
The following table summarizes, as of January 29, 2022, our minimum rental commitments under operating lease agreements including assumed extensions, minimum payments for long-term debt and other obligations in future periods:

(In millions)	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$1,566.1	$227.0	$434.3	$378.5	$526.3
Purchase obligations (2)	9.9	9.9	—	—	—
Total	$1,576.0	$236.9	$434.3	$378.5	$526.3

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
From January 30, 2022 to March 30, 2022, we committed to 28 new leases with terms of 10 years that have future minimum lease payments of approximately $62.1 million.
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
As of January 29, 2022, we had approximately $153 million available on the line of credit. The Credit Agreement provides that the interest rate payable on borrowings shall be, at the Company’s option, a per annum rate equal to (a) a base rate plus an applicable margin ranging from 0.25% to 0.75% or (b) a LIBOR rate plus a margin ranging from 1.25% to 1.75%. Letter of credit fees range from 1.25% to 1.75%. The interest rate and letter of credit fees under the Credit Agreement are subject to an increase of 2.00% per annum upon an event of default. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIVE BELOW, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Five Below, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Five Below, Inc. and subsidiary (the Company) as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 29, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 29, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 30, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Slow-moving and obsolete inventories at net realizable value
As discussed in Note 1 to the consolidated financial statements, the Company monitors inventory levels in order to identify slow-moving or obsolete merchandise as these factors can indicate a decline in the market value of the inventory on hand. The Company’s inventory balance was $455 million as of January 29, 2022. Inventory cost is reduced to net realizable value when cost exceeds the selling price less the cost of disposal. The market value is subject to the effects of consumer demands, customer preferences, and the broader economy.

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
Philadelphia, Pennsylvania
March 30, 2022

FIVE BELOW, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	January 29, 2022	January 30, 2021
Assets
Current assets:
Cash and cash equivalents	$64,973	$268,783
Short-term investment securities	277,141	140,928
Inventories	455,104	281,267
Prepaid income taxes and tax receivable	11,325	6,350
Prepaid expenses and other current assets	96,196	58,085
Total current assets	904,739	755,413
Property and equipment, net	777,497	565,351
Operating lease assets	1,151,395	975,862
Long-term investment securities	37,717	—
Other assets	9,112	18,144
	$2,880,460	$2,314,770

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—
Accounts payable	196,461	138,622
Income taxes payable	28,096	2,025
Accrued salaries and wages	53,539	43,445
Other accrued expenses	145,268	108,504
Operating lease liabilities	163,537	143,074
Total current liabilities	586,901	435,670
Other long-term liabilities	1,663	1,048
Deferred income taxes	36,156	28,911
Long-term operating lease liabilities	1,135,456	967,255
Total liabilities	1,760,176	1,432,884
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,662,400 and 55,935,237 shares, respectively.	556	559
Additional paid-in capital	280,666	321,075
Retained earnings	839,062	560,252
Total shareholders’ equity	1,120,284	881,886
	$2,880,460	$2,314,770
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Fiscal Year
	2021	2020	2019
Net sales	$2,848,354	$1,962,137	$1,846,730
Cost of goods sold	1,817,910	1,309,807	1,172,764
Gross profit	1,030,444	652,330	673,966
Selling, general and administrative expenses	650,564	497,527	456,682
Operating income	379,880	154,803	217,284
Interest (expense) income and other (expense) income, net	(13,177)	(1,736)	4,285
Income before income taxes	366,703	153,067	221,569
Income tax expense	87,893	29,706	46,513
Net income	$278,810	$123,361	$175,056
Basic income per common share	$4.98	$2.21	$3.14
Diluted income per common share	$4.95	$2.20	$3.12
Weighted average shares outstanding:
Basic shares	55,999,713	55,816,508	55,823,535
Diluted shares	56,303,854	56,060,039	56,166,167
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share and per share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, February 2, 2019	55,759,048	$557	$352,702	$261,835	$615,094
Share-based compensation expense	—	—	12,136	—	12,136
Issuance of unrestricted stock awards	1,634	—	198	—	198
Exercise of options to purchase common stock	141,582	2	4,107	—	4,109
Vesting of restricted stock units and performance-based restricted stock units	227,020	2	—	—	2
Common shares withheld for taxes	(83,121)	(1)	(10,366)	—	(10,367)
Repurchase and retirement of common stock	(337,552)	(3)	(36,882)	—	(36,885)
Issuance of common stock to employees under employee stock purchase plan	3,456	—	435	—	435
Net income	—	—	—	175,056	175,056
Balance, February 1, 2020	55,712,067	557	322,330	436,891	759,778
Share-based compensation expense	—	—	9,294	—	9,294
Issuance of unrestricted stock awards	1,518	—	208	—	208
Exercise of options to purchase common stock	176,846	2	5,344	—	5,346
Vesting of restricted stock units and performance-based restricted stock units	230,002	2	—	—	2
Common shares withheld for taxes	(51,734)	(1)	(3,916)	—	(3,917)
Repurchase and retirement of common stock	(137,023)	(1)	(12,662)	—	(12,663)
Issuance of common stock to employees under employee stock purchase plan	3,561	—	477	—	477
Net income	—	—	—	123,361	123,361
Balance, January 30, 2021	55,935,237	559	321,075	560,252	881,886
Share-based compensation expense	—	—	25,378	—	25,378
Issuance of unrestricted stock awards	1,790	—	335	—	335
Exercise of options to purchase common stock	12,834	—	389	—	389
Vesting of restricted stock units and performance-based restricted stock units	115,763	1	—	—	1
Common shares withheld for taxes	(38,342)	—	(7,332)	—	(7,332)
Repurchase and retirement of common stock	(368,699)	(4)	(60,007)	—	(60,011)
Issuance of common stock to employees under employee stock purchase plan	3,817	—	828	—	828
Net income	—	—	—	278,810	278,810
Balance, January 29, 2022	55,662,400	$556	$280,666	$839,062	$1,120,284
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year
	2021	2020	2019
Operating activities:
Net income	$278,810	$123,361	$175,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,831	69,345	54,979
Share-based compensation expense	25,787	9,551	12,383
Deferred income tax expense	7,245	20,195	14,842
Other non-cash expenses	708	2,572	117
Changes in operating assets and liabilities:
Inventories	(173,837)	42,761	(80,392)
Prepaid income taxes and tax receivable	(4,975)	(2,287)	(2,726)
Prepaid expenses and other assets	(26,287)	17,141	(16,603)
Accounts payable	61,559	11,146	20,742
Income taxes payable	26,071	(7,480)	(11,121)
Accrued salaries and wages	10,094	23,572	(4,713)
Operating leases	13,131	29,362	13,922
Other accrued expenses	24,775	26,727	10,543
Net cash provided by operating activities	327,912	365,966	187,029
Investing activities:
Purchases of investment securities and other investments	(477,082)	(192,612)	(136,148)
Sales, maturities, and redemptions of investment securities	299,652	105,912	154,865
Capital expenditures	(288,167)	(200,189)	(212,297)
Net cash used in investing activities	(465,597)	(286,889)	(193,580)
Financing activities:
Borrowing on note payable under Revolving Credit Facility	—	50,000	—
Repayment of note payable under Revolving Credit Facility	—	(50,000)	—
Cash paid for Revolving Credit Facility financing costs	—	(2,029)	—
Net proceeds from issuance of common stock	828	477	435
Repurchase and retirement of common stock	(60,011)	(12,663)	(36,885)
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	390	5,348	4,110
Common shares withheld for taxes	(7,332)	(3,917)	(10,367)
Net cash used in financing activities	(66,125)	(12,784)	(42,707)
Net (decrease) increase in cash and cash equivalents	(203,810)	66,293	(49,258)
Cash and cash equivalents at beginning of year	268,783	202,490	251,748
Cash and cash equivalents at end of year	$64,973	$268,783	$202,490
Supplemental disclosures of cash flow information:
Interest paid	$590	$757	$—
Income taxes paid	$59,550	$19,264	$45,518
Non-cash investing activities
Increase (decrease) in accounts payable and accrued purchases of property and equipment	$8,810	$(2,445)	$(19,411)
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of January 29, 2022, operated in 40 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, South Carolina, Mississippi, Louisiana, Wisconsin, Oklahoma, Minnesota, California, Arkansas, Iowa, Nebraska, Arizona, Nevada, Colorado, Utah, and New Mexico. As of January 29, 2022 and January 30, 2021, the Company operated 1,190 stores and 1,020 stores, respectively, each operating under the name “Five Below,” and sells merchandise on the internet, through the Company's fivebelow.com e-commerce website.
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
(d) Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity date of three months or less when purchased to be cash equivalents. Our cash equivalents consist of cash management solutions, credit and debit card receivables, money market funds, corporate bonds and municipal bonds with original maturities of 90 days or less, which are classified as cash and cash equivalents in the accompanying consolidated balance sheets. The cash management solutions relate to cash deposit products that provide credit generally processed the next business day for cash deposited in third-party tech-enabled solutions. For credit card and debit card receivables, the majority of payments due from banks for third-party credit card and debit card transactions resulting from customer purchases at the Company’s retail stores process within 24 to 48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. Amounts due from banks for these transactions classified as cash equivalents totaled $13.0 million and $12.8 million as of January 29, 2022 and January 30, 2021, respectively. Book overdrafts, which are outstanding checks in excess of funds on deposit, are recorded within accounts payable in the accompanying consolidated balance sheets and within operating activities in the accompanying consolidated statements of cash flows. As of January 29, 2022 and January 30, 2021, the Company had cash equivalents of $41.3 million and $250.7 million, respectively.

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
The Company’s financial instruments consist primarily of cash equivalents, investment securities, accounts payable, borrowings, if any, under a line of credit (as defined in note 5), equity method investments, and notes receivable. The Company believes that: (1) the carrying value of cash equivalents and accounts payable are representative of their respective fair value due to the short-term nature of these instruments; and (2) the carrying value of the borrowings, if any, under the line of credit approximates fair value because the line of credit’s interest rates vary with market interest rates. Under the fair value hierarchy, the fair market values of cash equivalents and the investments in corporate bonds are Level 1 while the investments in municipal bonds are Level 2. The fair market values of Level 2 instruments are determined by management with the assistance of a third party pricing service. Since quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.
As of January 29, 2022 and January 30, 2021, the Company's investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of January 29, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$236,069	$—	$286	$235,783
Municipal bonds	41,072	—	44	41,028
Total	$277,141	$—	$330	$276,811

Long-term:
Corporate bonds	$37,717	$—	$199	$37,518
Total	$37,717	$—	$199	$37,518

	As of January 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$95,530	$—	$53	$95,477
Municipal bonds	45,398	—	7	45,391
Total	$140,928	$—	$60	$140,868
Short-term investment securities as of January 29, 2022 and January 30, 2021 all mature in one year or less. Long-term investment securities as of January 29, 2022 all mature after one year but in less than two years.

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
(g)Prepaid Expenses and Other Current Assets
Prepaid expenses in fiscal 2021 and fiscal 2020 were $26.4 million and $19.0 million, respectively. Other current assets in fiscal 2021 and fiscal 2020 were $69.8 million and $39.1 million, respectively.
(h)Property and Equipment
Property and equipment are stated at cost. Additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.
Depreciation and amortization is recorded using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases, if applicable. The estimated useful lives are three to ten years for furniture and fixtures and computers and equipment. Store leasehold improvements are amortized over the shorter of the useful life or the lease term plus assumed extensions, which is generally ten years. Leasehold improvements located in the distribution centers and the corporate headquarters are amortized over the shorter of the useful life or the lease term. Depreciation and amortization expense for property and equipment, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations, was $84.8 million, $69.3 million and $55.0 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
Property and equipment, net, consists of the following (in thousands):

	January 29, 2022	January 30, 2021
Land	$29,625	$23,541
Furniture and fixtures	340,252	261,324
Leasehold improvements	428,291	319,353
Computers and equipment	229,054	164,765
Construction in process	113,529	74,387
Property and equipment, gross	1,140,751	843,370
Less: Accumulated depreciation and amortization	(363,254)	(278,019)
Property and equipment, net	$777,497	$565,351
(i)Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed for impairment using factors including, but not limited to, the Company's future operating plans and projected cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In the event of a store closure, the Company will record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Based on the Company's analysis performed in fiscal 2021 and fiscal 2020, management believes that no impairment of long-lived assets exists for the periods ended January 29, 2022 and January 30, 2021.

(j)Deferred Financing Costs
Deferred financing costs are amortized to interest expense over the term of the related credit agreement. As of January 29, 2022 and January 30, 2021, the Company had $0.9 million and $1.6 million remaining in the accompanying consolidated balance sheets within Other Assets.
(k) Operating Leases
The Company leases store locations, distribution centers, the corporate headquarters and equipment used in its operations and evaluates and classifies its leases as operating or capital leases for financial reporting purposes. Any assets held under a finance lease are included in property and equipment, net.
Operating lease expense is recorded on a straight-line basis over the lease term. At the inception of a lease, the Company determines the lease term, which includes periods under the exercise of renewal options that are reasonably assured. Renewal options are exercised at the Company's sole discretion. In September 2016, the Company signed a 15 year lease for a new corporate headquarters location in Philadelphia, Pennsylvania. The Company currently occupies approximately 190,000 square feet of office space with multiple options to expand in the future. The lease agreement expires in early 2033 with three successive options to renew for additional terms up to approximately fifteen years. The distribution center in Olive Branch, Mississippi is leased under a lease agreement expiring in 2022 with options to renew for three successive five-year periods. The distribution center in Pedricktown, New Jersey is leased under a lease agreement expiring in 2025 with options to renew for three successive five-year periods. As a result of the significant expansion of our network of distribution facilities over the last several years, including the planned opening in the first half of fiscal 2022 of our Indianapolis, Indiana distribution center, the Company expects to cease operations at the Company's distribution centers in Olive Branch, Mississippi and Cincinnati, Ohio in the first half of fiscal 2022, and expects the costs incurred to be immaterial to its consolidated statements of operations. Generally, the Company’s store leases have expected lease terms of ten years, which are comprised of an initial term of ten years or an initial term of five years and one assumed five-year extension, resulting in a ten-year life. The expected lease term is used to determine whether a lease is finance or operating and to calculate straight-line rent expense.
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
(l) Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $41.7 million and $29.2 million in fiscal 2021 and fiscal 2020, respectively.
(m) Deferred Compensation
The Company approved and adopted the Five Below, Inc. Nonqualified Deferred Compensation Plan (the "Deferred Comp Plan") and a related, irrevocable grantor trust (the "Trust") during fiscal 2021. The Deferred Comp Plan provides eligible key employees with the opportunity to elect to defer up to 80% of their eligible compensation. The Company may make discretionary contributions, at the discretion of the Board. Payments under the Deferred Comp Plan will be made from the general assets of the Company or from the assets of the Trust, funded by the Company. The related liability is recorded as deferred compensation and included in other long-term liabilities in the consolidated balance sheets.

(n) Equity Method Investments
The Company uses the equity method to account for its investments in which the Company is deemed to have the ability to exercise significant influence over an investee’s operating and financial policies or in which the Company holds a significant partnership or limited liability company interest. Equity method investments are initially recorded at cost in other assets in the consolidated balance sheets. The cost is adjusted to recognize the Company's proportionate share of the investee’s net income or loss after the date of investment and is also adjusted for any impairments resulting from other-than-temporary declines in fair value that is less than its carrying value. During fiscal 2021, the Company recorded an other-than-temporary impairment utilizing the market and cost approach considering historical and projected financial results to calculate fair value. Also related to this investment, management recorded a reserve against outstanding debt owed to the Company based on management’s evaluation of collectability. The total amount of impairment and reserve was approximately $9.7 million and was recorded in interest (expense) income and other (expense) income, net in the consolidated statements of operations.

(o) Share-Based Compensation
The Company measures the cost of employee services received in exchange for share-based compensation based on the grant date fair value of the employee stock award. The Company recognizes compensation expense generally on a straight-line basis over the employee's requisite service period (generally the vesting period of the equity grant) based on the estimated grant date fair value of restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") except for PSUs that have a market condition based on its total shareholder return relative to a pre-defined peer group, which are subject to multi-year performance objectives with vesting periods of approximately three years from the date of grant (if the applicable performance objectives are achieved). The fair value of these PSUs that have a market condition are determined using a Monte Carlo valuation model. The Company uses the Black-Scholes option-pricing model for grants of stock options.
The fair value of restricted stock awards are based on the closing price of the Company's common stock on the grant date and the fair value of stock options are based on the Black-Scholes option-pricing model utilizing the closing price of the Company's common stock on the grant date as the fair value of common stock in the model. Future share-based compensation cost will increase when the Company grants additional equity awards. Modifications, cancellations or repurchases of awards after the grant date may require the Company to accelerate any remaining unearned share-based compensation cost or incur incremental compensation costs. Share-based compensation cost recognized and included in expenses for fiscal 2021, fiscal 2020 and fiscal 2019, was $25.8 million, $9.6 million and $12.4 million, respectively.
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
The transaction price for the Company’s sales is based on the item’s stated price. To the extent that the Company charges customers for shipping and handling on e-commerce sales, the Company records such amounts in net sales. Shipping and handling costs, which include fulfillment and shipping costs related to the Company's e-commerce operations, are included in costs of goods sold. As permitted by applicable accounting guidance, ASU 2014-09 "Revenue from Contracts with Customers," the Company has elected to exclude all sales taxes collected from customers and remitted to governmental authorities from net sales in the accompanying consolidated statements of operations.
(q) Shipping and Handling Revenues and Costs
The Company includes all shipping and handling revenue from e-commerce sales in net sales. Shipping and handling costs, which are included in cost of goods sold in the accompanying consolidated statements of operations, include fulfillment and shipping costs related to the Company's e-commerce operations.
(r) Cost of Goods Sold
Cost of goods sold reflects the direct costs of purchased merchandise and inbound freight and tariffs, as well as store occupancy, distribution and buying expenses. Store occupancy costs include rent, common area maintenance, utilities and property taxes for all store locations. Distribution costs include costs for receiving, processing, warehousing and shipping of merchandise to or from the Company's distribution centers and between store locations. Buying costs include compensation expense for the Company's internal buying organization.

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
(u) Store Pre-Opening Costs
Costs incurred between completion of a new store location’s construction and its opening (pre-opening costs) are charged to expense as incurred. Pre-opening costs were $10.9 million, $9.0 million and $9.3 million in fiscal 2021, fiscal 2020, and fiscal 2019, respectively, and are recorded in the accompanying consolidated statements of operations based on the nature of the expense.
(v) Advertising Costs
Advertising costs are charged to expense the first time the advertising takes place. Advertising expenses were $31.3 million, $31.6 million and $48.1 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
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
(y) Use of Estimates
The preparation of consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, net realizable value for inventories, income taxes, share-based compensation expense, the incremental borrowing rate utilized in operating lease liabilities, equity method investments, and notes receivable.

(z)Recently Issued Accounting Standards
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
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and party and snack (in thousands):

	Fiscal Year		Fiscal Year		Fiscal Year
	2021		2020		2019
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$1,363,432	47.8%	$928,342	47.3%	$919,627	49.8%
Fashion and home	859,586	30.2%	701,461	35.8%	577,458	31.3%
Party and snack	625,336	22.0%	332,334	16.9%	349,645	18.9%
Total	$2,848,354	100.0%	$1,962,137	100.0%	$1,846,730	100.0%

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
The Company’s real estate leases typically contain options that permit renewals for additional periods of up to five years. For real estate leases, except for renewals that generally take the lease to a ten-year term, the options to renew are not considered reasonably certain at lease commencement because the Company reevaluates each lease on a regular basis to consider the economic and strategic benefits of exercising the renewal options, and regularly opens, relocates or closes stores to align with its operating strategy. Therefore, generally, except for renewals that take the lease to a ten-year term, the renewal option periods are not included within the lease term and the associated payments are not included in the measurement of the operating lease asset and operating lease liability as the exercise of such options is not reasonably certain. The Company’s operating lease agreements, including assumed renewals, which are generally those that take the lease to a ten-year term, expire through fiscal 2037. Similarly, renewal options are not included in the lease term for non-real estate leases because they are not considered reasonably certain of being exercised at lease commencement. Leases with an initial term of 12 months or less are not recorded on the balance sheets and lease expense is recognized on a straight-line basis over the term of the short-term lease.
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
All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of January 29, 2022 and January 30, 2021, the weighted average remaining lease term for the Company's operating leases was 7.7 years and 7.9 years respectively, and the weighted average discount rate was 5.4% and 6.2%, respectively.
The following table is a summary of the Company's components for net lease costs as of January 29, 2022 and January 30, 2021 (in thousands):

	Fifty-Two Weeks Ended
Lease Cost	January 29, 2022	January 30, 2021
Operating lease cost	$201,566	$171,390
Variable lease cost	57,756	46,638
Net lease cost*	$259,322	$218,028
* Excludes short-term lease cost, which is immaterial

The following table summarizes the maturity of lease liabilities under operating leases as of January 29, 2022 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2022	$227,027
2023	222,285
2024	212,014
2025	197,132
2026	181,396
After 2026	526,288
Total lease payments	1,566,142
Less: imputed interest	267,149
Present value of lease liabilities	$1,298,993

The following table summarizes the supplemental cash flow disclosures related to leases as of January 29, 2022 and January 30, 2021 (in thousands):

	Fifty-Two Weeks Ended
	January 29, 2022	January 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (1)	$197,294	$134,130
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$307,058	$233,174
(1) Included within operating activities in the Company's Consolidated Statements of Cash Flows.

As of January 29, 2022, the Company has entered into commitments for new stores for which the leases have not yet commenced that have future minimum lease payments of approximately $217.4 million.
During the fifty-two weeks ended January 29, 2022, the Company committed to 156 new store leases with average terms of approximately ten years that have future minimum lease payments of approximately $355.5 million.

From January 30, 2022 to March 30, 2022, the Company committed to 28 new leases with terms of ten years that have future minimum lease payments of approximately $62.1 million.
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
The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Fiscal Year
	2021	2020	2019
Numerator:
Net income	$278,810	$123,361	$175,056
Denominator:
Weighted average common shares outstanding - basic	55,999,713	55,816,508	55,823,535
Dilutive impact of options, restricted stock units, and employee stock purchase plan	304,141	243,531	342,632
Weighted average common shares outstanding - diluted	56,303,854	56,060,039	56,166,167
Per common share:
Basic income per common share	$4.98	$2.21	$3.14
Diluted income per common share	$4.95	$2.20	$3.12

The effects of the assumed vesting of restricted stock units outstanding as of January 29, 2022, January 30, 2021 and February 1, 2020 for 9,781, 20,425 and 576 shares of common stock, respectively, were excluded from the fiscal 2021, fiscal 2020 and fiscal 2019 calculation of diluted income per common share as their impact would have been anti-dilutive.
The aforementioned excluded shares do not reflect the impact of any incremental repurchases under the treasury stock method.
(5)Line of Credit
On January 27, 2021, the Company entered into a First Amendment to Credit Agreement (the “First Amendment”) which amended the Fifth Amended and Restated Credit Agreement (as amended by the Fifth Amendment, the "Credit Agreement") dated April 24, 2020 among the Company, 1616 Holdings, Inc., a wholly-owned subsidiary of the Company ("1616 Holdings" and together with the Company, the "Loan Parties"), Wells Fargo Bank, National Association as administrative agent (the "Agent"), and other lenders party thereto (the "Lenders").
The Credit Agreement provides for a secured asset-based revolving line of credit in the amount of up to $225 million (the "Revolving Credit Facility"). Advances under the Revolving Credit Facility are tied to a borrow base consisting of eligible credit card receivables and inventory, as reduced by certain reserves in effect from time to time. Pursuant to the Credit Agreement, inventory appraisals and certain other diligence items are deferred, with reduced advance rates during the period that such appraisals have not been delivered. The Revolving Credit Facility expires on the earliest to occur of (i) April 24, 2023 or (ii) an event of default.

The Revolving Credit Facility may be increased up to $150.0 million, subject to certain conditions, including obtaining commitments from one or more Lenders (the "Accordion"). Pursuant to the First Amendment, the Company obtained commitments from the Lenders that would allow the Company at its election (subject only to satisfaction of certain customary conditions such as the absence of any Event of Default), to increase the amount of the Revolving Credit Facility by an aggregate principal amount up to $50 million within the Accordion (the "Committed Increase"). The entire amount of the Revolving Credit Facility is available for the issuance of letters of credit and allows for swingline loans.
The Credit Agreement provides that the interest rate payable on borrowings shall be, at the Company's option, a per annum rate equal to (a) a base rate plus an applicable margin ranging from 0.25% to 0.75% or (b) a LIBOR rate plus a margin ranging from 1.25% to 1.75%. Letter of credit fees range from 1.25% to 1.75%. The interest rate and letter of credit fees under the Credit Agreement are subject to an increase of 2.00% per annum upon an event of default.
The Credit Agreement contains customary covenants that limits, absent lender approval, the ability of the Company and certain of its affiliates to, among other things, pay cash dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, enter into certain acquisition transactions with affiliates, merge, dissolve, repay certain indebtedness, change the nature of the Company's business, enter sale or leaseback transactions, make investments or dispose of assets. In some cases, these restrictions are subject to certain negotiated exceptions or permit Company to undertake otherwise restricted activities if it satisfies certain conditions. In addition, the Company will be required to maintain availability of not less than (i) 12.5% of the lesser of (x) aggregate commitments under the Revolving Credit Facility and (y) the borrowing base (the "loan cap") during the period that inventory appraisals have not been delivered as described above and (ii) at all other times 10.0% of the loan cap.
If there exists an event of default or availability under the Revolving Credit Facility is less than 15% of the loan cap, amounts in any of the Loan Parties' or subsidiary guarantors' designated deposit accounts will be transferred daily into a blocked account held by the Agent and applied to reduce outstanding amounts under the Revolving Credit Facility (the "Cash Dominion Event"), so long as (i) such event of default has not been waived and/or (ii) until availability has exceeded 15% of the loan cap for sixty (60) consecutive calendar days (provided that such ability to discontinue the Cash Dominion Event shall be limited to two times during the term of the Credit Agreement).
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
All obligations under the Revolving Credit Facility are guaranteed by 1616 Holdings and secured by substantially all of the assets of the Company and 1616 Holdings. As of January 29, 2022 and January 30, 2021, the Company was in compliance with the covenants applicable to it under the First Amendment and the Revolving Credit Facility.
During fiscal 2021 and fiscal 2019, the Company had no borrowings or interest expense under the Revolving Credit Facility. During fiscal 2020, the Company borrowed and repaid approximately $50 million from its Revolving Credit Facility.
As of January 29, 2022, the Company had approximately $153 million available on the Revolving Credit Facility. As of January 30, 2021 the Company had approximately $191 million available on the Revolving Credit Facility.

(6)Commitments and Contingencies
Commitments
Other Contractual Commitments
The Company has an executive severance plan that is applicable to certain key employees that provide for, among other things, salary, bonus, severance, and change-in-control provisions.
As of January 29, 2022, the Company has other purchase commitments of approximately $9.9 million consisting of purchase agreements for materials that will be used in the construction of new stores.
In July 2020, the Company acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot distribution. The total amount paid for the land and building was approximately $65 million. We began operating the distribution center in August 2021.

In March 2021, the Company acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot distribution center to support the Company's anticipated growth. The total cost of the land and building is expected to be approximately $61 million, of which approximately $43 million has been paid through January 29, 2022. The Company expects to occupy the distribution center in the first half of 2022.
Contingencies
Legal Matters
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial condition or results of operations.
(7)Shareholders’ Equity
As of January 29, 2022, the Company is authorized to issue 120 million shares of $0.01 par value common stock and 5 million shares of $0.01 par value preferred stock. The holders of the common stock are entitled to one vote per share of common stock and are entitled to receive dividends if declared by the Board of Directors. The preferred stock may be issued from time to time in series as designated by the Board of Directors. The designations, powers, preferences, voting rights, privileges, options, conversion rights, and other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof shall be designated by the Board of Directors.
Common Stock
The Five Below, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”) is intended to be qualified as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986. The number of shares of common stock reserved for issuance, which is subject to other limitations, is 500,000 shares. The ESPP allows eligible employees the opportunity to purchase, subject to limitations, shares of the Company’s common stock through payroll deductions at a discount of 10% of the fair market value of such shares on the purchase date. In fiscal 2021, the Company issued 3,817 shares of common stock under the ESPP resulting in proceeds of $0.8 million and recorded share-based compensation expense of $74 thousand in connection with the ESPP related to the amount of the discount. In fiscal 2020, the Company issued 3,561 shares of common stock under the ESPP resulting in proceeds of $0.5 million and recorded share-based compensation expense of $50 thousand in connection with the ESPP related to the amount of the discount. In fiscal 2019, the Company issued 3,456 shares of common stock under the ESPP resulting in proceeds of $0.4 million and recorded share-based compensation expense of $48 thousand in connection with the ESPP related to the amount of the discount.
(8)Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2002 Equity Incentive Plan (the “Plan”), the Company’s Board of Directors may grant stock options, restricted shares and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7.6 million shares under the Plan. As of January 29, 2022, approximately 2.6 million stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s Board of Directors. Options granted to date generally vest over four years from the date of grant.

Stock option activity under the Plan was as follows:

	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term
Balance as of February 2, 2019	374,257	$30.23	5.1
Granted	—	—
Forfeited	(1,150)	39.47
Exercised	(141,582)	29.02
Balance as of February 1, 2020	231,525	30.92	4.1
Granted	—	—
Forfeited	(1,650)	31.49
Exercised	(176,846)	30.23
Balance as of January 30, 2021	53,029	33.22	3.2
Granted	—	—
Forfeited	(432)	4.28
Exercised	(12,834)	30.29
Balance as of January 29, 2022	39,763	34.48	2.3
Exercisable as of January 29, 2022	39,763	$34.48	2.3
The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not grant any stock options in fiscal 2021, fiscal 2020 and fiscal 2019.
The Company uses the simplified method to estimate the expected term of the option. The expected volatility incorporates historical and implied volatility of similar entities whose share prices are publicly available. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The total intrinsic value of stock options exercised during fiscal 2021, fiscal 2020 and fiscal 2019 was $2.1 million, $17.6 million and $14.0 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable was $4.9 million as of January 29, 2022. In fiscal 2021, fiscal 2020 and fiscal 2019, the Company received cash from the exercise of options of $0.4 million, $5.3 million and $4.1 million, respectively. Upon option exercise, the Company issued new shares of common stock.
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

RSU and PSU activity under the Plan was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of February 2, 2019	292,888	$53.52	416,200	$47.38
Granted	89,337	119.28	85,939	116.92
Vested	(109,924)	44.70	(117,137)	39.21
Forfeited	(21,949)	70.48	(27,836)	45.23
Non-vested balance as of February 1, 2020	250,352	79.37	357,166	66.96
Granted	179,947	107.82	370,613	134.73
Vested	(102,382)	66.33	(127,622)	39.89
Forfeited	(23,519)	87.54	(340,381)	89.54
Non-vested balance as of January 30, 2021	304,398	99.94	259,776	151.73
Granted	77,966	185.62	89,460	196.36
Vested	(115,763)	95.79	—	—
Forfeited	(12,306)	124.14	—	—
Non-vested balance as of January 29, 2022	254,295	$126.93	349,236	$163.16
In connection with the vesting of RSUs and PSUs during fiscal 2021, the Company withheld 38,342 shares with an aggregate value of $7.3 million in satisfaction of minimum tax withholding obligations due upon vesting. In connection with the vesting of RSUs and PSUs during fiscal 2020, the Company withheld 51,734 shares with an aggregate value of $3.9 million in satisfaction of minimum tax withholding obligations due upon vesting. In connection with the vesting of RSUs during fiscal 2019, the Company withheld 83,121 shares with an aggregate value of $10.4 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of January 29, 2022, there was $36.5 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.1 years.
Share Repurchase Program
On March 20, 2018, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company's common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. On March 9, 2021, our Board of Directors approved a new share repurchase program for up to $100 million of its common shares through March 31, 2024. In fiscal 2018, the Company repurchased 21,810 shares under this program at an aggregate cost of approximately $2.0 million, or an average price of $91.07 per share. In fiscal 2019, the Company repurchased 337,552 shares under this program at an aggregate cost of approximately $36.9 million, or an average price of $109.27 per share. In fiscal 2020, the Company repurchased 137,023 shares under this program at an aggregate cost of approximately $12.7 million, or an average price of $92.42 per share. In fiscal 2021, the Company repurchased 368,699 shares under this program at an aggregate cost of approximately $60.0 million, or an average price of $162.75 per share. Since March 2018, the Company has purchased approximately 865,000 shares for an aggregate cost of approximately $112 million. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
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
As of January 29, 2022, there were no material valuation allowances that have been provided for net deferred tax assets as management believes that it is more likely than not that the Company will realize all material deferred tax assets before any expirations as of January 29, 2022.

The components of the income tax expense are as follows (in thousands):

	Fiscal Year
	2021	2020	2019
Current:
Federal	$68,224	$2,276	$25,069
State	12,424	7,235	6,602
	80,648	9,511	31,671
Deferred:
Federal	6,088	21,954	13,487
State	1,157	(1,759)	1,355
	7,245	20,195	14,842
Income tax expense	$87,893	$29,706	$46,513
The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year
	2021	2020	2019
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.9	2.8	2.8
Other (1)	0.1	(4.4)	(2.8)
	24.0%	19.4%	21.0%
(1)Other line includes excess tax benefits relating to share-based payment accounting.

 The effective tax rate for fiscal 2021 compared to fiscal 2020 was primarily driven by discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" with respect to the requirements to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets and the impact of the CARES Act in fiscal 2020. The effective tax rate for fiscal 2020 compared to fiscal 2019 was primarily driven by discrete items, which includes the impact of the CARES Act, partially offset by a reduction of the benefit of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are (in thousands):

	January 29, 2022	January 30, 2021
Deferred tax assets:
Net operating loss carryforwards	$—	$1,139
Inventories	18,561	10,626
Deferred revenue	1,821	851
Accrued bonus	8,224	1,128
Deferred rent	—	—
Operating lease liabilities	335,960	287,351
Other	7,947	4,662
Deferred tax assets	372,513	305,757
Valuation allowance	(1,383)	—
Deferred tax assets, net of valuation allowance	371,130	305,757
Deferred tax liabilities:
Property and equipment	(107,953)	(81,129)
Operating lease assets	(297,786)	(252,541)
Other	(1,547)	(998)
Deferred tax liabilities	(407,286)	(334,668)
	$(36,156)	$(28,911)
The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s balance sheets as of January 29, 2022 and January 30, 2021, and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for fiscal 2021, fiscal 2020, or fiscal 2019.
The Company files a federal income tax return as well as state tax returns. The Company’s U.S. federal income tax returns for the fiscal years ended February 2, 2019 and thereafter remain subject to examination by the U.S. Internal Revenue Service. State returns are filed in various state jurisdictions, as appropriate, with varying statutes of limitation and remain subject to examination for varying periods up to three years to four years depending on the state.
(10) Employee Benefit Plan
The Company has a 401(k) Retirement Savings Plan and employees can contribute up to the maximum amount allowed under law. The Company may make discretionary matching and profit sharing contributions, which vest over a period of five years from each employee’s commencement of employment with the Company. During fiscal 2021, fiscal 2020 and fiscal 2019, the Company made matching contributions of $4.2 million, $2.8 million and $2.9 million, respectively.
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

Set forth below is data for the following groups of products: leisure, fashion and home, and party and snack. The percentage of net sales represented by each product group for each of the last three fiscal years was as follows:

	Percentage of Net Sales
	Fiscal Year
	2021	2020	2019
Leisure	47.8%	47.3%	49.8%
Fashion and home	30.2%	35.8%	31.3%
Party and snack	22.0%	16.9%	18.9%
Total	100.0%	100.0%	100.0%
Leisure includes items such as sporting goods, games, toys, tech, books, electronic accessories, and arts and crafts. Fashion and home includes items such as personal accessories, “attitude” t-shirts, beauty offerings, home goods and storage options. Party and snack includes items such as party and seasonal goods, greeting cards, candy and other snacks, and beverages.
(12) Quarterly Results of Operations and Seasonality (Unaudited)
Quarterly financial results for fiscal 2021 and fiscal 2020 were as follows (in thousands except for per share data):

	Fiscal Year 2021 (1)				Fiscal Year 2020 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$996,332	$607,645	$646,554	$597,823	$858,514	$476,614	$426,110	$200,899
Gross profit	$396,894	$202,362	$230,319	$200,869	$340,930	$151,100	$139,839	$20,461
Net income (loss)	$140,196	$24,177	$64,841	$49,596	$123,937	$20,425	$29,581	$(50,582)
Basic income (loss) per common share	$2.50	$0.43	$1.16	$0.89	$2.22	$0.37	$0.53	$(0.91)
Diluted income (loss) per common share	$2.49	$0.43	$1.15	$0.88	$2.20	$0.36	$0.53	$(0.91)
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

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended January 29, 2022, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of January 29, 2022. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of January 29, 2022, the company maintained effective internal control over financial reporting at a reasonable assurance level.
The effectiveness of the company’s internal control over financial reporting as of January 29, 2022 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report dated March 30, 2022 that appears below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Five Below, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Five Below, Inc. and subsidiary's (the Company) internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 29, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 30, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 30, 2022

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is included in the “Board of Directors-Nominees for Election to the Board of Directors for a Three-Year Term Expiring at the 2025 Annual Meeting,” “Board of Directors-Members of the Board of Directors Continuing in Office for a Term Expiring at the 2024 Annual Meeting,” “Board of Directors-Members of the Board of Directors Continuing in Office for a Term Expiring at the 2023 Annual Meeting,” “Executive Officers,” “Board of Directors-Code of Business Conduct and Ethics,” “Board of Directors-Committees of the Board of Directors,” and “Board of Directors-Director Nomination Process” sections of our proxy statement for the 2022 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is included in the “Compensation Discussion and Analysis,” “Executive Compensation,” “Board of Directors–Director Compensation,” “Board of Directors–Board Leadership Structure and Board’s Role in Risk Oversight,” “Board of Directors–Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” sections of our proxy statement for the 2022 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item 12 is included in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of our proxy statement for the 2022 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included in the “Certain Relationships and Related Party Transactions” and “Board of Directors–Director Independence” sections of our proxy statement for the 2022 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in the “Proposal 2, Ratification of Independent Registered Public Accounting Firm” section of our proxy statement for the 2022 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.

PART IV
ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(a)1. Consolidated Financial Statements
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

10.35    First Amendment to Credit Agreement, dated January 27, 2021, among the Company, 1616 Holdings, Inc., Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2021)

10.36†    The Five Below, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2021)

10.37†    The Five Below, Inc. Nonqualified Deferred Compensation Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2021)

10.38†    Trust Agreement under the Five Below, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2021)

10.39†    Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 10.34† of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 2, 2021)

21.1    List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2020)

23.1    Consent of KPMG LLP (filed herewith)

31.1    Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2     Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101*    The following financial information from this Annual Report on Form 10-K, formatted in Inline XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of January 29, 2022 and January 30, 2021; (ii) the Consolidated Statements of Operations for Fiscal Years 2021, 2020, and 2019; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for Fiscal Years 2021, 2020, and 2019; (iv) the Consolidated Statements of Cash Flows for Fiscal Years 2021, 2020, and 2019 and (v) the Notes to Consolidated Financial Statements, in each case, tagged in detail.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Philadelphia, Pennsylvania, on the 30th day of March 2022.

FIVE BELOW, INC.
By: /s/ Joel D. Anderson
Name: Joel D. Anderson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas G. Vellios Thomas G. Vellios	Non-Executive Chairman of the Board	March 30, 2022
/s/ Joel D. Anderson Joel D. Anderson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2022
/s/ Kenneth R. Bull Kenneth R. Bull	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2022
/s/ Kathleen S. Barclay Kathleen S. Barclay	Director	March 30, 2022
/s/ Catherine E. Buggeln Catherine E. Buggeln	Director	March 30, 2022
/s/ Michael F. Devine III Michael F. Devine III	Director	March 30, 2022
/s/ Dinesh Lathi Dinesh Lathi	Director	March 30, 2022
/s/ Richard L. Markee Richard L. Markee	Director	March 30, 2022
/s/ Thomas M. Ryan Thomas M. Ryan	Director	March 30, 2022
/s/ Ronald L. Sargent Ronald L. Sargent	Director	March 30, 2022
/s/ Zuhairah S. Washington Zuhairah S. Washington	Director	March 30, 2022