Form 10-Q
period 2022-04-30
FIVE BELOW, INC
filed 2022-06-09
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 8, 2022 was 55,490,140.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	April 30, 2022	January 29, 2022	May 1, 2021
Assets
Current assets:
Cash and cash equivalents	$120,501	$64,973	$84,170
Short-term investment securities	189,140	277,141	299,289
Inventories	504,182	455,104	326,710
Prepaid income taxes and tax receivable	4,511	11,325	2,248
Prepaid expenses and other current assets	87,280	96,196	55,175
Total current assets	905,614	904,739	767,592
Property and equipment, net of accumulated depreciation and amortization of $387,168, $363,254, and $297,322, respectively.	799,765	777,497	624,775
Operating lease assets	1,232,246	1,151,395	1,023,883
Long-term investment securities	10,182	37,717	8,684
Other assets	12,973	9,112	18,794
	$2,960,780	$2,880,460	$2,443,728

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	230,282	196,461	169,392
Income taxes payable	35,767	28,096	7,831
Accrued salaries and wages	13,089	53,539	26,942
Other accrued expenses	140,849	145,268	114,252
Operating lease liabilities	174,400	163,537	147,176
Total current liabilities	594,387	586,901	465,593
Other long-term liabilities	3,807	1,663	1,048
Long-term operating lease liabilities	1,209,785	1,135,456	1,014,768
Deferred income taxes	37,859	36,156	31,677
Total liabilities	1,845,838	1,760,176	1,513,086
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,491,361, 55,662,400, and 55,994,069 shares, respectively.	555	556	560
Additional paid-in capital	242,607	280,666	320,234
Retained earnings	871,780	839,062	609,848
Total shareholders’ equity	1,114,942	1,120,284	930,642
	$2,960,780	$2,880,460	$2,443,728
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Net sales	$639,596	$597,823
Cost of goods sold	432,819	396,954
Gross profit	206,777	200,869
Selling, general and administrative expenses	164,448	137,182
Operating income	42,329	63,687
Interest (expense) income and other (expense) income, net	(237)	(977)
Income before income taxes	42,092	62,710
Income tax expense	9,374	13,114
Net income	$32,718	$49,596
Basic income per common share	$0.59	$0.89
Diluted income per common share	$0.59	$0.88
Weighted average shares outstanding:
Basic shares	55,647,200	55,970,620
Diluted shares	55,834,287	56,274,491
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, January 29, 2022	55,662,400	$556	$280,666	$839,062	$1,120,284
Share-based compensation expense	—	—	5,857	—	5,857
Issuance of unrestricted stock awards	718	—	117	—	117
Exercise of options to purchase common stock	2,402	—	79	—	79
Vesting of restricted stock units and performance-based restricted stock units	99,124	1	—	—	1
Common shares withheld for taxes	(26,151)	—	(4,107)	—	(4,107)
Repurchase and retirement of common stock	(247,132)	(2)	(40,005)	—	(40,007)
Net Income	—	—	—	32,718	32,718
Balance, April 30, 2022	55,491,361	$555	$242,607	$871,780	$1,114,942

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, January 30, 2021	55,935,237	$559	$321,075	$560,252	$881,886
Share-based compensation expense	—	—	5,695	—	5,695
Issuance of unrestricted stock awards	400	—	81	—	81
Exercise of options to purchase common stock	200	—	6	—	6
Vesting of restricted stock units and performance-based restricted stock units	92,914	1	—	—	1
Common shares withheld for taxes	(34,682)	—	(6,623)	—	(6,623)
Net income	—	—	—	49,596	49,596
Balance, May 1, 2021	55,994,069	$560	$320,234	$609,848	$930,642
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Operating activities:
Net income	$32,718	$49,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,977	19,237
Share-based compensation expense	5,998	5,797
Deferred income tax expense	1,703	2,766
Other non-cash (income) expenses	(455)	176
Changes in operating assets and liabilities:
Inventories	(49,078)	(45,443)
Prepaid income taxes and tax receivable	6,814	4,102
Prepaid expenses and other assets	4,878	3,333
Accounts payable	33,883	30,863
Income taxes payable	7,671	5,806
Accrued salaries and wages	(40,450)	(16,503)
Operating leases	4,341	3,594
Other accrued expenses	10,117	3,418
Net cash provided by operating activities	42,117	66,742
Investing activities:
Purchases of investment securities and other investments	(5,005)	(232,437)
Sales, maturities, and redemptions of investment securities	120,541	64,142
Capital expenditures	(58,091)	(76,444)
Net cash provided by (used in) investing activities	57,445	(244,739)
Financing activities:
Repurchase and retirement of common stock	(40,007)	—
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	80	7
Common shares withheld for taxes	(4,107)	(6,623)
Net cash used in financing activities	(44,034)	(6,616)
Net increase (decrease) in cash and cash equivalents	55,528	(184,613)
Cash and cash equivalents at beginning of period	64,973	268,783
Cash and cash equivalents at end of period	$120,501	$84,170

Supplemental disclosures of cash flow information:
Non-cash investing activities
(Decrease) increase in accrued purchases of property and equipment	$(12,478)	$2,216
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of April 30, 2022, operated in 40 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, South Carolina, Mississippi, Louisiana, Wisconsin, Oklahoma, Minnesota, California, Arkansas, Iowa, Nebraska, Arizona, Nevada, Colorado, Utah and New Mexico. As of April 30, 2022 and May 1, 2021, the Company operated 1,225 stores and 1,087 stores, respectively, each operating under the name “Five Below,” and sells merchandise on the internet, through the Company's fivebelow.com e-commerce website as well as with an on demand third party delivery service to enable our customers to shop online and receive convenient same day delivery.
(b)Impact of COVID-19
As a result of the COVID-19 pandemic, the Company's business operations and results of operations, including its net sales, earnings and cash flows, were materially impacted in fiscal 2020 as a result of the temporary closures of its stores in the first half of 2020, and decreased customer traffic in stores, as the result of limitations on the number of persons permitted in stores at one time by certain local and state regulations. The Company's ability to operate improved beginning in the second half of fiscal 2020 and extending into fiscal 2021 and fiscal 2022.
(c)Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2022" or "fiscal 2022" refer to the period from January 30, 2022 to January 28, 2023, which is a 52-week fiscal year. References to "fiscal year 2021" or "fiscal 2021" refer to the period from January 31, 2021 to January 29, 2022, which is a 52-week fiscal year. The fiscal quarters ended April 30, 2022 and May 1, 2021 refer to the thirteen weeks ended as of those dates.
(d)Basis of Presentation
The consolidated balance sheets as of April 30, 2022 and May 1, 2021, the consolidated statements of operations for the thirteen weeks ended April 30, 2022 and May 1, 2021, the consolidated statements of shareholders’ equity for the thirteen weeks ended April 30, 2022 and May 1, 2021 and the consolidated statements of cash flows for the thirteen weeks ended April 30, 2022 and May 1, 2021 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended April 30, 2022 and May 1, 2021. The balance sheet as of January 29, 2022, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2021 as filed with the Securities and Exchange Commission on March 30, 2022 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended January 29, 2022 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen weeks ended April 30, 2022 and May 1, 2021 are not necessarily indicative of the consolidated operating results for the year ending January 28, 2023 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.

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
As of April 30, 2022, January 29, 2022, and May 1, 2021, the Company had cash equivalents of $50.7 million, $41.3 million and $67.6 million, respectively. The Company’s cash equivalents consist of cash management solutions, credit and debit card receivables, money market funds, corporate bonds and municipal bonds with original maturities of 90 days or less. Fair value for cash equivalents was determined based on Level 1 inputs.
As of April 30, 2022, January 29, 2022, and May 1, 2021, the Company's investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of April 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$159,145	$—	$1,134	$158,011
Municipal bonds	29,995	—	64	29,931
Total	$189,140	$—	$1,198	$187,942

Long-term:
Corporate bonds	$10,182	$—	$205	$9,977
Total	$10,182	$—	$205	$9,977

	As of January 29, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$236,069	$—	$286	$235,783
Municipal bonds	41,072	—	44	41,028
Total	$277,141	$—	$330	$276,811

Long-term:
Corporate bonds	$37,717	$—	$199	$37,518
Total	$37,717	$—	$199	$37,518

	As of May 1, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$246,179	$—	$125	$246,054
Municipal bonds	53,110	—	18	53,092
Total	$299,289	$—	$143	$299,146

Long-term:
Corporate bonds	$7,025	$—	$19	$7,006
Municipal bonds	1,659	—	2	1,657
Total	$8,684	$—	$21	$8,663
Short-term investment securities as of April 30, 2022, January 29, 2022, and May 1, 2021 all mature in one year or less. Long-term investment securities as of April 30, 2022, January 29, 2022, and May 1, 2021 all mature after one year but in less than three years.
(h)Prepaid Expenses and Other Current Assets
Prepaid expenses as of April 30, 2022, January 29, 2022, and May 1, 2021 were $29.4 million, $26.4 million, and $20.8 million, respectively. Other current assets as of April 30, 2022, January 29, 2022, and May 1, 2021 were $57.9 million, $69.8 million, and $34.4 million, respectively.
(i)Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $29.3 million, $41.7 million, and $31.5 million as of April 30, 2022, January 29, 2022, and May 1, 2021, respectively.

(j)Deferred Compensation
The Five Below, Inc. Nonqualified Deferred Compensation Plan (the "Deferred Comp Plan") and a related, irrevocable grantor trust (the "Trust") provides eligible key employees with the opportunity to elect to defer up to 80% of their eligible compensation. The Company may make discretionary contributions, at the discretion of the Board. Payments under the Deferred Comp Plan will be made from the general assets of the Company or from the assets of the Trust, funded by the Company. The related liability is recorded as deferred compensation and included in other long-term liabilities in the consolidated balance sheets.
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
Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and party and snack (in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	April 30, 2022		May 1, 2021
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$306,706	48.0%	$296,289	49.6%
Fashion and home	174,234	27.2%	179,876	30.1%
Party and snack	158,656	24.8%	121,658	20.3%
Total	$639,596	100.0%	$597,823	100.0%

(3) Leases
The Company determines if an arrangement contains a lease at the inception of a contract. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
During the thirteen weeks ended April 30, 2022, the Company committed to 43 new store leases with average terms of approximately 10 years that have future minimum lease payments of approximately $97.6 million.
All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of April 30, 2022 and May 1, 2021, the weighted average remaining lease term for the Company's operating leases was 7.8 years and 7.9 years, respectively, and the weighted average discount rate was 5.2% and 6.0%, respectively.

The following table is a summary of the Company's components for net lease costs (in thousands):

	Thirteen Weeks Ended
Lease Cost	April 30, 2022	May 1, 2021
Operating lease cost	$55,164	$47,529
Variable lease cost	15,625	13,631
Net lease cost*	$70,789	$61,160

* Excludes short-term lease cost, which is immaterial.

The following table summarizes the maturity of lease liabilities under operating leases as of April 30, 2022 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2021	$178,572
2022	233,864
2023	225,159
2024	210,462
2025	194,954
After 2025	612,295
Total lease payments	1,655,306
Less: imputed interest	271,121
Present value of lease liabilities	$1,384,185

The following table summarizes the supplemental cash flow disclosures related to leases (in thousands):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (1)	$50,531	$50,911
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$98,333	$77,208

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

The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Numerator:
Net income	$32,718	$49,596
Denominator:
Weighted average common shares outstanding - basic	55,647,200	55,970,620
Dilutive impact of options, restricted stock units and employee stock purchase plan	187,087	303,871
Weighted average common shares outstanding - diluted	55,834,287	56,274,491
Per common share:
Basic income per common share	$0.59	$0.89
Diluted income per common share	$0.59	$0.88
The effects of the assumed vesting of restricted stock units for 18,449 shares of common stock for the thirteen weeks ended April 30, 2022 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
The effects of the assumed vesting of restricted stock units for 412 shares of common stock for the thirteen weeks ended May 1, 2021 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
The aforementioned excluded shares do not reflect the impact of any incremental repurchases under the treasury stock method.
(5)Line of Credit
On January 27, 2021, the Company entered into a First Amendment to Credit Agreement (the "First Amendment") which amended the Fifth Amended and Restated Credit Agreement (as amended by the Fifth Amendment, the “Credit Agreement”) dated April 24, 2020 among the Company, 1616 Holdings, Inc., a wholly-owned subsidiary of the Company ("1616 Holdings" and together with the Company, the "Loan Parties"), Wells Fargo Bank, National Association as administrative agent (the “Agent”), and other lenders party thereto (the "Lenders").
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
The Credit Agreement contains customary covenants that limit, absent lender approval, the ability of the Company and certain of its affiliates to, among other things, pay cash dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, enter into certain acquisition transactions with affiliates, merge, dissolve, repay certain indebtedness, change the nature of the Company’s business, enter sale or leaseback transactions, make investments or dispose of assets. In some cases, these restrictions are subject to certain negotiated exceptions or permit the Company to undertake otherwise restricted activities if it satisfies certain conditions. In addition, the Company will be required to maintain availability of not less than (i) 12.5% of the lesser of (x) aggregate commitments under the Revolving Credit Facility and (y) the borrowing base (the "loan cap") during the period that inventory appraisals have not been delivered as described above and (ii) at all other times 10.0% of the loan cap.

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
As of April 30, 2022, the Company had no borrowings under the Revolving Credit Facility and had approximately $191 million available under the Revolving Credit Facility.
As of April 30, 2022 and May 1, 2021, the Company was in compliance with the covenants applicable to it under the Credit Agreement.
(6)Commitments and Contingencies
Commitments
Other Contractual Commitments
As of April 30, 2022, the Company has other purchase commitments of approximately $15.2 million consisting of purchase agreements for materials that will be used in the construction of new stores.
In March 2021, the Company acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot distribution center to support the Company's anticipated growth. The total cost of the land and building is expected to be approximately $61 million, of which approximately $54 million has been paid through April 30, 2022. The Company expects to occupy the distribution center in the first half of 2022.
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
(7)Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2002 Equity Incentive Plan (the “Plan”), the Company’s Board of Directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key employees and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 7.6 million shares under the Plan. As of April 30, 2022, approximately 2.4 million stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s Board of Directors. Options granted to date generally vest over four years from the date of grant.

Stock option activity during the thirteen weeks ended April 30, 2022 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance as of January 29, 2022	39,763	$34.48	2.3
Granted	—	—
Forfeited	—	—
Exercised	(2,402)	18.54
Balance as of April 30, 2022	37,361	35.50	2.1
Exercisable as of April 30, 2022	37,361	$35.50	2.1

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the thirteen weeks ended April 30, 2022.
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

RSU and PSU activity during the thirteen weeks ended April 30, 2022 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of January 29, 2022	254,295	$126.93	349,236	$163.16
Granted	86,566	146.17	127,598	165.90
Vested	(99,124)	101.85	—	—
Forfeited	(9,027)	138.01	(7,654)	161.29
Non-vested balance as of April 30, 2022	232,710	$136.36	469,180	$126.50
In connection with the vesting of RSUs and PSUs during the thirteen weeks ended April 30, 2022, the Company withheld 26,151 shares with an aggregate value of $4.1 million in satisfaction of minimum tax withholding obligations due upon vesting.
In connection with the vesting of RSUs and PSUs during the thirteen weeks ended May 1, 2021, the Company withheld 34,682 shares with an aggregate value of $6.6 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of April 30, 2022, there was $51.9 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.6 years.

Share Repurchase Program
On March 20, 2018, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company's common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. On March 9, 2021, our Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through March 31, 2024. In fiscal 2021, the Company purchased 368,699 shares under the share repurchase program at an aggregate cost of approximately $60.0 million, or average price of $162.75 per share. During the thirteen weeks ended April 30, 2022, the Company purchased 247,132 shares under the share repurchase program at an aggregate cost of approximately $40.0 million, or average price of $161.88 per share. As of April 30, 2022, the share repurchase program approved on March 9, 2021 has been completed. Since approval of the share repurchase program in March 2018, the Company has purchased approximately 1,100,000 shares for an aggregate cost of approximately $150 million.
(8)Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen weeks ended April 30, 2022 and May 1, 2021 (dollars in thousands):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Income before income taxes	$42,092	$62,710
Income tax expense	$9,374	$13,114
Effective tax rate	22.3%	20.9%
The effective tax rates for the thirteen weeks ended April 30, 2022 and May 1, 2021 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen weeks ended April 30, 2022 was higher than the thirteen weeks ended May 1, 2021 primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the Company's consolidated statements of operations.
The Company had no material accrual for uncertain tax positions or interest and/or penalties related to income taxes on the Company’s balance sheets as of April 30, 2022, January 29, 2022, or May 1, 2021 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen weeks ended April 30, 2022 or May 1, 2021.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended January 29, 2022 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen weeks ended April 30, 2022 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2022" or "fiscal 2022" refer to the period from January 30, 2022 to January 28, 2023, which is a 52-week fiscal year. References to "fiscal year 2021" or "fiscal 2021" refer to the period from January 31, 2021 to January 29, 2022, which is a 52-week fiscal year. The fiscal quarters ended April 30, 2022 and May 1, 2021 refer to the thirteen weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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
•the impacts of inflation and increasing commodity prices;
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
Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiary as "we," "us," or "our") is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, with most priced at $5 and below, including select brands and licensed merchandise across our category worlds. In addition, in fall 2019, we rolled out new pricing to our full chain, increasing prices on certain products over $5. Most of our products remain at $5 and below. As of April 30, 2022, we operated 1,225 stores in 40 states.
We also offer our merchandise on the internet, through our fivebelow.com e-commerce website as well as with an on demand third party delivery service to enable our customers to shop online and receive convenient same day delivery. All e-commerce sales, which includes shipping and handling revenue, are included in net sales and are included in comparable sales. Our e-commerce expenses will have components classified as both cost of goods sold and selling, general and administrative expenses.
Effect of the COVID-19 Pandemic on our Business and Operations
As a result of the COVID-19 pandemic, our business operations and results of operations, including our net sales, earnings and cash flows, were materially impacted in fiscal 2020 as a result of the temporary closures of our stores in the first half of 2020, and decreased customer traffic in stores, as the result of limitations on the number of persons permitted in stores at one time by certain local and state regulations. The Company's ability to operate improved beginning in the second half of fiscal 2020 and extending into fiscal 2021 and fiscal 2022.
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

Cost of Goods Sold and Gross Profit
Gross profit is equal to our net sales less our cost of goods sold. Gross margin is gross profit as a percentage of our net sales. Cost of goods sold reflects the direct costs of purchased merchandise and inbound freight and tariffs, as well as shipping and handling costs, store occupancy, distribution and buying expenses. Shipping and handling costs include internal fulfillment and shipping costs related to our e-commerce operations. Store occupancy costs include rent, common area maintenance, utilities and property taxes for all store locations. Distribution costs include costs for receiving, processing, warehousing and shipping of merchandise from our distribution centers and between store locations. Buying costs include compensation expense and other costs for our internal buying organization, including our merchandising and product development team and our planning and allocation group. These costs are significant and can be expected to continue to increase as our Company grows.
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

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$639.6	$597.8
Cost of goods sold	432.8	397.0
Gross profit	206.8	200.9
Selling, general and administrative expenses	164.4	137.2
Operating income	42.3	63.7
Interest (expense) income and other (expense) income, net	(0.2)	(1.0)
Income before income taxes	42.1	62.7
Income tax expense	9.4	13.1
Net income	$32.7	$49.6
Percentage of Net Sales (1):
Net sales	100.0%	100.0%
Cost of goods sold	67.7	66.4
Gross profit	32.3	33.6
Selling, general and administrative expenses	25.7	22.9
Operating income	6.6	10.7
Interest (expense) income and other (expense) income, net	—	(0.2)
Income before income taxes	6.6	10.5
Income tax expense	1.5	2.2
Net income	5.1%	8.3%
Operational Data:
Total stores at end of period	1,225	1,087
Comparable sales (decrease) increase	(3.6)%	162.0%
Average net sales per store (2)	$0.5	$0.6

(1)Components may not add to total due to rounding.
(2)Only includes stores that opened before the beginning of the thirteen weeks ended.

Thirteen Weeks Ended April 30, 2022 Compared to the Thirteen Weeks Ended May 1, 2021
Net Sales
Net sales increased to $639.6 million in the thirteen weeks ended April 30, 2022 from $597.8 million in the thirteen weeks ended May 1, 2021, an increase of $41.8 million, or 7.0%. The increase was the result of a non-comparable sales increase of $62.6 million, partially offset by a comparable sales decrease of $20.8 million. The increase in non-comparable sales was primarily driven by the number of stores that opened in fiscal 2021 but have not been open for 15 full months and new stores that opened in fiscal 2022.
Comparable sales decreased 3.6%. This decrease resulted from decreases of approximately 1.9% in the average dollar value of transactions and approximately 1.7% in the number of transactions. We plan to open approximately 375 to 400 new stores over the next two fiscal years with approximately 160 new stores in fiscal 2022.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $432.8 million in the thirteen weeks ended April 30, 2022 from $397.0 million in the thirteen weeks ended May 1, 2021, an increase of $35.8 million, or 9.0%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods sold resulting from the increase in net sales. Also contributing to the increase in cost of goods sold was an increase in store occupancy costs resulting from new store openings.
Gross profit increased to $206.8 million in the thirteen weeks ended April 30, 2022 from $200.9 million in the thirteen weeks ended May 1, 2021, an increase of $5.9 million, or 2.9%. Gross margin decreased to 32.3% for the thirteen weeks ended April 30, 2022 from 33.6% for the thirteen weeks ended May 1, 2021, a decrease of approximately 130 basis points. The decrease in gross margin was primarily the result of an increase as a percentage of net sales in store occupancy costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $164.4 million in the thirteen weeks ended April 30, 2022 from $137.2 million in the thirteen weeks ended May 1, 2021, an increase of $27.2 million, or 19.9%. As a percentage of net sales, selling, general and administrative expenses increased approximately 280 basis points to 25.7% in the thirteen weeks ended April 30, 2022 from 22.9% in the thirteen weeks ended May 1, 2021. The increase in selling, general and administrative expenses was primarily the result of an increase of $17.9 million in store-related expenses to support new store growth and $9.3 million in corporate-related expenses.
Income Tax Expense
Income tax expense decreased to $9.4 million in the thirteen weeks ended April 30, 2022 from $13.1 million in the thirteen weeks ended May 1, 2021, a decrease of $3.7 million or 28.5%. The decrease in income tax expense was primarily due to the $20.6 million decrease in pre-tax income, partially offset by discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in our consolidated statements of operations.
Our effective tax rate for the thirteen weeks ended April 30, 2022 was 22.3% compared to 20.9% in the thirteen weeks ended May 1, 2021. Our effective tax rate for the thirteen weeks ended April 30, 2022 was higher than the comparable prior year period primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Net Income
As a result of the foregoing, net income decreased to $32.7 million in the thirteen weeks ended April 30, 2022 from $49.6 million in the thirteen weeks ended May 1, 2021, a decrease of $16.9 million or 34.0%.
Liquidity and Capital Resources
Overview
Cash capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make cash capital expenditures of approximately $225 million in fiscal 2022, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations, cash on hand, investments and, as needed, borrowings under our Revolving Credit Facility. We expect to incur approximately $85 million of our cash capital expenditure budget in fiscal 2022 to construct and open approximately 160 new stores of the planned 375 to 400 new stores over the next two fiscal years, with the remainder projected to be spent on our store relocations and remodels, our distribution centers, and our corporate infrastructure.
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

Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on-hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility, which expires in April 2023, as needed, and we expect that funding to continue. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. Although it is not possible to reliably estimate the duration or severity of the COVID-19 pandemic and the resulting financial impact on our results of operations, financial position and liquidity, we have the ability to draw down on our Revolving Credit Facility if and as needed. As of April 30, 2022, we did not have any direct borrowings under our Revolving Credit Facility and had approximately $191 million available on the line of credit.
On March 20, 2018, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of the our common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. On March 9, 2021, our Board of Directors approved a new share repurchase program for up to $100 million of our common stock through March 21, 2024. In fiscal 2021, we purchased 368,699 shares under the share repurchase program at an aggregate cost of approximately $60.0 million, or average price of $162.75 per share. During the thirteen weeks ended April 30, 2022, we purchased 247,132 shares under the share repurchase program at an aggregate cost of approximately $40,0 million, or an average price of $161.88 per share. As of April 30, 2022, the share repurchase program approved on March 9, 2021 has been completed. Since approval of the share repurchase program in March 2018, we have purchased approximately 1,100,000 shares for an aggregate cost of approximately $150 million.
Based on our growth plans, we believe that our cash position, which includes our cash equivalents and short-term investments, net cash provided by operating activities and availability under our Revolving Credit Facility, which expires in April 2023, will be adequate to finance our planned capital expenditures, authorized share repurchases and working capital requirements over the next 12 months and for the foreseeable future thereafter. If cash flows from operations and borrowings under our Revolving Credit Facility are not sufficient or available to meet our requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current shareholders.
As a result of the COVID-19 pandemic, our business operations and results of operations, including our net sales, earnings and cash flows, were materially impacted in fiscal 2020 as a result of the temporary closures of our stores in the first half of 2020, and decreased customer traffic in stores, as the result of limitations on the number of persons permitted in stores at one time by certain local and state regulations. Our ability to operate improved beginning in the second half of fiscal 2020 and extending into fiscal 2021 and fiscal 2022.
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Net cash provided by operating activities	$42.1	$66.7
Net cash provided by (used in) investing activities	57.4	(244.7)
Net cash used in financing activities	(44.0)	(6.6)
Net increase (decrease) during period in cash and cash equivalents (1)	$55.5	$(184.6)
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for the thirteen weeks ended April 30, 2022 was $42.1 million, a decrease of $24.6 million compared to the thirteen weeks ended May 1, 2021. The decrease was primarily due to changes in working capital and a decrease in operating cash flows from store performance.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the thirteen weeks ended April 30, 2022 was $57.4 million, an increase of $302.1 million compared to the thirteen weeks ended May 1, 2021. The increase was primarily due to an increase in net sales, maturities, and redemptions of investment securities, partially offset by a decrease in capital expenditures.

Cash Used in Financing Activities
Net cash used in financing activities for the thirteen weeks ended April 30, 2022 was $44.0 million, an increase of $37.4 million compared to the thirteen weeks ended May 1, 2021. The increase was primarily the result of an increase in the repurchase and retirement of common stock.
Line of Credit
On January 27, 2021, we entered into a First Amendment to Credit Agreement (the "First Amendment") which amended the Fifth Amended and Restated Credit Agreement (as amended by the Fifth Amendment, the “Credit Agreement”) dated April 24, 2020 among the Company, 1616 Holdings, Inc., a wholly-owned subsidiary of the Company ("1616 Holdings" and together with the Company, the "Loan Parties"), Wells Fargo Bank, National Association as administrative agent (the “Agent”), and other lenders party thereto (the "Lenders").
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
The Credit Agreement contains customary covenants that limit, absent lender approval, the ability of the Company and certain of its affiliates to, among other things, pay cash dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, enter into certain acquisition transactions with affiliates, merge, dissolve, repay certain indebtedness, change the nature of our business, enter sale or leaseback transactions, make investments or dispose of assets. In some cases, these restrictions are subject to certain negotiated exceptions or permit us to undertake otherwise restricted activities if it satisfies certain conditions. In addition, we will be required to maintain availability of not less than (i) 12.5% of the lesser of (x) aggregate commitments under the Revolving Credit Facility and (y) the borrowing base (the "loan cap") during the period that inventory appraisals have not been delivered as described above and (ii) at all other times 10% of the loan cap.
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
As of April 30, 2022, we had no borrowings under the Revolving Credit Facility and had approximately $191 million available under the Revolving Credit Facility.
As of April 30, 2022 and May 1, 2021, we were in compliance with the covenants applicable to it under the Credit Agreement.

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
From January 30, 2021 to April 30, 2022, we have entered into 43 new fully executed retail leases with average terms of approximately 10 years and other lease modifications that have future minimum lease payments of approximately $97.6 million.
In March 2021, we acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot distribution center to support our anticipated growth. The total cost of the land and building is expected to be approximately $61 million, of which approximately $54 million has been paid through April 30, 2022. We expect to occupy the distribution center in the first half of 2022.
Off-Balance Sheet Arrangements
For the thirteen weeks ended April 30, 2022, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of April 30, 2022, we had approximately $191 million available on the line of credit. The Credit Agreement provides that the interest rate payable on borrowings shall be, at the Company’s option, a per annum rate equal to (a) a base rate plus an applicable margin ranging from 0.25% to 0.75% or (b) a LIBOR rate plus a margin ranging from 1.25% to 1.75%. Letter of credit fees range from 1.25% to 1.75%. The interest rate and letter of credit fees under the Credit Agreement are subject to an increase of 2.00% per annum upon an event of default. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

Impact of Inflation
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. We seek to minimize the impact of increasing prices and general inflation in a variety of ways, including, with respect to our merchandise, by sourcing from different vendors and changing our product mix. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended April 30, 2022, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits

No.	Description
10.35†	Form of Award Agreement for Performance-Based Restricted Stock Units under the Five Below, Inc. Amended and Restated Equity Incentive Plan (Directors)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of April 30, 2022, January 29, 2022 and May 1, 2021; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended April 30, 2022 and May 1, 2021; (iii) the Unaudited Consolidated Statements of Shareholders’ Equity for the Thirteen Weeks Ended April 30, 2022 and May 1, 2021; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirteen Weeks Ended April 30, 2022 and May 1, 2021 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

104*	Coverage Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

*	Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE BELOW, INC.

Date: June 9, 2022	/s/ Joel D. Anderson
Joel D. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: June 9, 2022	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)