Form 10-Q
period 2022-07-30
FIVE BELOW, INC
filed 2022-09-01
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2022.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 31, 2022 was 55,507,194.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	July 30, 2022	January 29, 2022	July 31, 2021
Assets
Current assets:
Cash and cash equivalents	$155,101	$64,973	$126,195
Short-term investment securities	117,315	277,141	286,929
Inventories	569,201	455,104	347,302
Prepaid income taxes and tax receivable	14,371	11,325	9,410
Prepaid expenses and other current assets	107,771	96,196	69,504
Total current assets	963,759	904,739	839,340
Property and equipment, net of accumulated depreciation and amortization of $412,312, $363,254, and $317,499, respectively.	842,002	777,497	677,183
Operating lease assets	1,267,316	1,151,395	1,086,386
Long-term investment securities	—	37,717	1,104
Other assets	13,149	9,112	18,921
	$3,086,226	$2,880,460	$2,622,934

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	266,114	196,461	167,704
Income taxes payable	—	28,096	931
Accrued salaries and wages	19,983	53,539	41,654
Other accrued expenses	159,976	145,268	141,520
Operating lease liabilities	184,450	163,537	150,041
Total current liabilities	630,523	586,901	501,850
Other long-term liabilities	4,077	1,663	1,291
Long-term operating lease liabilities	1,247,631	1,135,456	1,081,555
Deferred income taxes	41,414	36,156	35,778
Total liabilities	1,923,645	1,760,176	1,620,474
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,507,931, 55,662,400, and 56,022,278 shares, respectively.	555	556	560
Additional paid-in capital	248,902	280,666	327,211
Retained earnings	913,124	839,062	674,689
Total shareholders’ equity	1,162,581	1,120,284	1,002,460
	$3,086,226	$2,880,460	$2,622,934
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	$668,927	$646,554	$1,308,523	$1,244,377
Cost of goods sold	440,418	416,235	873,237	813,189
Gross profit	228,509	230,319	435,286	431,188
Selling, general and administrative expenses	172,498	144,151	336,946	281,333
Operating income	56,011	86,168	98,340	149,855
Interest income (expense) and other income (expense), net	95	(1,071)	(142)	(2,048)
Income before income taxes	56,106	85,097	98,198	147,807
Income tax expense	14,762	20,256	24,136	33,370
Net income	$41,344	$64,841	$74,062	$114,437
Basic income per common share	$0.74	$1.16	$1.33	$2.04
Diluted income per common share	$0.74	$1.15	$1.33	$2.03
Weighted average shares outstanding:
Basic shares	55,498,471	56,007,970	55,572,425	55,989,399
Diluted shares	55,646,039	56,299,491	55,739,752	56,287,095
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, January 29, 2022	55,662,400	$556	$280,666	$839,062	$1,120,284
Share-based compensation expense	—	—	5,857	—	5,857
Issuance of unrestricted stock awards	718	—	117	—	117
Exercise of options to purchase common stock	2,402	—	79	—	79
Vesting of restricted stock units and performance-based restricted stock units	99,124	1	—	—	1
Common shares withheld for taxes	(26,151)	—	(4,107)	—	(4,107)
Repurchase and retirement of common stock	(247,132)	(2)	(40,005)	—	(40,007)
Net Income	—	—	—	32,718	32,718
Balance, April 30, 2022	55,491,361	$555	$242,607	$871,780	$1,114,942
Share-based compensation expense	—	—	6,007	—	6,007
Issuance of unrestricted stock awards	864	—	116	—	116
Exercise of options to purchase common stock	550	—	22	—	22
Vesting of restricted stock units and performance-based restricted stock units	13,625	—	—	—	—
Common shares withheld for taxes	(2,681)	—	(314)	—	(314)
Issuance of common stock to employees under employee stock purchase plan	4,212	—	464	—	464
Net Income	—	—	—	41,344	41,344
Balance, July 30, 2022	55,507,931	$555	$248,902	$913,124	$1,162,581

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, January 30, 2021	55,935,237	$559	$321,075	$560,252	$881,886
Share-based compensation expense	—	—	5,695	—	5,695
Issuance of unrestricted stock awards	400	—	81	—	81
Exercise of options to purchase common stock	200	—	6	—	6
Vesting of restricted stock units and performance-based restricted stock units	92,914	1	—	—	1
Common shares withheld for taxes	(34,682)	—	(6,623)	—	(6,623)
Net income	—	—	—	49,596	49,596
Balance, May 1, 2021	55,994,069	$560	$320,234	$609,848	$930,642
Share-based compensation expense	—	—	6,457	—	6,457
Issuance of unrestricted stock awards	413	—	80	—	80
Exercise of options to purchase common stock	10,246	—	352	—	352
Vesting of restricted stock units and performance-based restricted stock units	17,339	—	—	—	—
Common shares withheld for taxes	(1,879)	—	(355)	—	(355)
Issuance of common stock to employees under employee stock purchase plan	2,090	—	443	—	443
Net income	—	—	—	64,841	64,841
Balance, July 31, 2021	56,022,278	$560	$327,211	$674,689	$1,002,460
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
Operating activities:
Net income	$74,062	$114,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,120	39,480
Share-based compensation expense	12,139	12,353
Deferred income tax expense	5,258	6,867
Other non-cash expenses	281	354
Changes in operating assets and liabilities:
Inventories	(114,097)	(66,035)
Prepaid income taxes and tax receivable	(3,046)	(3,060)
Prepaid expenses and other assets	(15,967)	(9,050)
Accounts payable	64,908	29,616
Income taxes payable	(28,096)	(1,094)
Accrued salaries and wages	(33,556)	(1,791)
Operating leases	17,167	10,743
Other accrued expenses	17,984	15,987
Net cash provided by operating activities	46,157	148,807
Investing activities:
Purchases of investment securities and other investments	(21,848)	(251,447)
Sales, maturities, and redemptions of investment securities	219,391	100,842
Capital expenditures	(109,710)	(134,614)
Net cash provided by (used in) investing activities	87,833	(285,219)
Financing activities:
Net proceeds from issuance of common stock	464	443
Repurchase and retirement of common stock	(40,007)	—
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	102	359
Common shares withheld for taxes	(4,421)	(6,978)
Net cash used in financing activities	(43,862)	(6,176)
Net increase (decrease) in cash and cash equivalents	90,128	(142,588)
Cash and cash equivalents at beginning of period	64,973	268,783
Cash and cash equivalents at end of period	$155,101	$126,195

Supplemental disclosures of cash flow information:
Non-cash investing activities
Increase in accrued purchases of property and equipment	$3,841	$16,698
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of July 30, 2022, operated in 40 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, South Carolina, Mississippi, Louisiana, Wisconsin, Oklahoma, Minnesota, California, Arkansas, Iowa, Nebraska, Arizona, Nevada, Colorado, Utah and New Mexico. As of July 30, 2022 and July 31, 2021, the Company operated 1,252 stores and 1,121 stores, respectively, each operating under the name “Five Below,” and sold merchandise on the internet, through the Company's fivebelow.com e-commerce website as well as with an on demand third party delivery service to enable our customers to shop online and receive convenient same day delivery.
(b)Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2022" or "fiscal 2022" refer to the period from January 30, 2022 to January 28, 2023, which is a 52-week fiscal year. References to "fiscal year 2021" or "fiscal 2021" refer to the period from January 31, 2021 to January 29, 2022, which is a 52-week fiscal year. The fiscal quarters ended July 30, 2022 and July 31, 2021 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended July 30, 2022 and July 31, 2021 refer to the twenty-six weeks ended as of those dates.
(c)Basis of Presentation
The consolidated balance sheets as of July 30, 2022 and July 31, 2021, the consolidated statements of operations for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021, the consolidated statements of shareholders’ equity for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021 and the consolidated statements of cash flows for the twenty-six weeks ended July 30, 2022 and July 31, 2021 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended July 30, 2022 and July 31, 2021. The balance sheet as of January 29, 2022, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2021 as filed with the Securities and Exchange Commission on March 30, 2022 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended January 29, 2022 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen and twenty-six weeks July 30, 2022 and July 31, 2021 are not necessarily indicative of the consolidated operating results for the year ending January 28, 2023 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.
(d)Recently Issued Accounting Pronouncements
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

(e)Use of Estimates
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
(f)Fair Value of Financial Instruments
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
As of July 30, 2022, January 29, 2022 and July 31, 2021, the Company had cash equivalents of $115.0 million, $41.3 million and $73.9 million, respectively. The Company’s cash equivalents consist of cash management solutions, credit and debit card receivables, money market funds, corporate bonds and municipal bonds with original maturities of 90 days or less. Fair value for cash equivalents was determined based on Level 1 inputs.
As of July 30, 2022, January 29, 2022 and July 31, 2021, the Company's investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of July 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$110,692	$—	$1,104	$109,588
Municipal bonds	6,623	—	3	6,620
Total	$117,315	$—	$1,107	$116,208

	As of January 29, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$236,069	$—	$286	$235,783
Municipal bonds	41,072	—	44	41,028
Total	$277,141	$—	$330	$276,811

Long-term:
Corporate bonds	$37,717	$—	$199	$37,518
Total	$37,717	$—	$199	$37,518

	As of July 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$234,909	$—	$49	$234,860
Municipal bonds	52,020	—	6	52,014
Total	$286,929	$—	$55	$286,874

Long-term:
Municipal bonds	1,104	1	—	1,105
Total	$1,104	$1	$—	$1,105
Short-term investment securities as of July 30, 2022, January 29, 2022 and July 31, 2021 all mature in one year or less. Long-term investment securities as of January 29, 2022 and July 31, 2021 all mature after one year but in less than three years.
(g)Prepaid Expenses and Other Current Assets
Prepaid expenses as of July 30, 2022, January 29, 2022 and July 31, 2021 were $33.0 million, $26.4 million, and $23.4 million, respectively. Other current assets as of July 30, 2022, January 29, 2022 and July 31, 2021 were $74.8 million, $69.8 million, and $46.1 million, respectively.
(h)Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $40.8 million, $41.7 million, and $46.4 million as of July 30, 2022, January 29, 2022 and July 31, 2021, respectively.
(i)Deferred Compensation
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
(j)Equity Method Investments
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
Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and party and snack (in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	July 30, 2022		July 31, 2021
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$304,837	45.6%	$328,517	50.8%
Fashion and home	198,313	29.6%	191,241	29.6%
Party and snack	165,777	24.8%	126,796	19.6%
Total	$668,927	100.0%	$646,554	100.0%

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022		July 31, 2021
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$611,543	46.7%	$625,290	50.2%
Fashion and home	372,547	28.5%	370,933	29.8%
Party and snack	324,433	24.8%	248,154	20.0%
Total	$1,308,523	100.0%	$1,244,377	100.0%
(3) Leases
The Company determines if an arrangement contains a lease at the inception of a contract. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
During the thirteen weeks ended July 30, 2022, the Company committed to 45 new store leases with average terms of approximately 10 years that have future minimum lease payments of approximately $79.8 million.
All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of July 30, 2022 and July 31, 2021, the weighted average remaining lease term for the Company's operating leases was 7.7 years and 7.9 years, respectively, and the weighted average discount rate was 5.2% and 6.2%, respectively.

The following table is a summary of the Company's components for net lease costs (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Lease Cost	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Operating lease cost	$56,515	$49,265	$111,679	$96,794
Variable lease cost	14,497	14,020	30,122	27,650
Net lease cost*	$71,012	$63,285	$141,801	$124,444

* Excludes short-term lease cost, which is immaterial.

The following table summarizes the maturity of lease liabilities under operating leases as of July 30, 2022 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2022	$121,906
2023	247,168
2024	237,869
2025	223,248
2026	207,731
After 2026	672,214
Total lease payments	1,710,136
Less: imputed interest	278,055
Present value of lease liabilities	$1,432,081

The following table summarizes the supplemental cash flow disclosures related to leases (in thousands):

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (1)	$102,023	$96,384
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$188,968	$171,581

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

The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Numerator:
Net income	$41,344	$64,841	$74,062	$114,437
Denominator:
Weighted average common shares outstanding - basic	55,498,471	56,007,970	55,572,425	55,989,399
Dilutive impact of options, restricted stock units and employee stock purchase plan	147,568	291,521	167,327	297,696
Weighted average common shares outstanding - diluted	55,646,039	56,299,491	55,739,752	56,287,095
Per common share:
Basic income per common share	$0.74	$1.16	$1.33	$2.04
Diluted income per common share	$0.74	$1.15	$1.33	$2.03
The effects of the assumed vesting of restricted stock units for 188,656 shares of common stock for the thirteen weeks ended July 30, 2022 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
The effects of the assumed vesting of restricted stock units for 22,845 shares of common stock for the thirteen weeks ended July 31, 2021 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
The effects of the assumed vesting of restricted stock units for 103,553 shares of common stock for the twenty-six weeks ended July 30, 2022 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
The effects of the assumed vesting of restricted stock units for 11,835 shares of common stock for the twenty-six weeks ended July 31, 2021 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
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
As of July 30, 2022, the Company had no borrowings under the Revolving Credit Facility and had approximately $202 million available under the Revolving Credit Facility.
As of July 30, 2022 and July 31, 2021, the Company was in compliance with the covenants applicable to it under the Credit Agreement.
(6)Commitments and Contingencies
Commitments
Other Contractual Commitments
As of July 30, 2022, the Company has other purchase commitments of approximately $22.1 million consisting of purchase agreements for materials that will be used in the construction of new stores.
In March 2021, the Company acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot distribution center to support the Company's anticipated growth. The total amount paid for the land and building was approximately $60 million. The Company began operating the distribution center in June 2022.
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
(7)Share-Based Compensation

Equity Incentive Plan
Pursuant to the Company's 2022 Equity Incentive Plan (the “Plan”), which was approved in June 2022, the Company’s Board of Directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key employees and professional service providers. The Plan allows for the issuance of up to a total of 4.3 million shares under the Plan. As of July 30, 2022, approximately 3.5 million stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s Board of Directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity during the twenty-six weeks ended July 30, 2022 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance as of January 29, 2022	39,763	$34.48	2.3
Exercised	(2,952)	22.62
Balance as of July 30, 2022	36,811	35.43	1.9
Exercisable as of July 30, 2022	36,811	$35.43	1.9

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted or forfeited during the twenty-six weeks ended July 30, 2022.
Restricted Stock Units and Performance-Based Restricted Stock Units
All restricted stock units ("RSU") and performance-based restricted stock units ("PSU") vest in accordance with vesting conditions set by the compensation committee of the Company’s Board of Directors. RSUs and PSUs granted to date generally have vesting periods ranging from less than one year to four years from the date of grant. The fair value of RSUs is the market price of the underlying common stock on the date of grant.
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
RSU and PSU activity during the twenty-six weeks ended July 30, 2022 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of January 29, 2022	254,295	$126.93	349,236	$163.16
Granted	108,241	141.28	127,598	165.90
Vested	(112,749)	108.00	—	—
Forfeited	(15,294)	139.47	(7,654)	161.29
Non-vested balance as of July 30, 2022	234,493	$133.92	469,180	$126.50

In connection with the vesting of RSUs and PSUs during the twenty-six weeks ended July 30, 2022, the Company withheld 28,832 shares with an aggregate value of $4.4 million in satisfaction of minimum tax withholding obligations due upon vesting.
In connection with the vesting of RSUs and PSUs during the twenty-six weeks ended July 31, 2021, the Company withheld 36,561 shares with an aggregate value of $7.0 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of July 30, 2022, there was $44.9 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.4 years.
Share Repurchase Programs
On March 20, 2018, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company's common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. This program expired on March 31, 2021.
On March 9, 2021, the Company's Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through March 31, 2024. In fiscal 2021, the Company purchased 368,699 shares at an aggregate cost of approximately $60.0 million, or average price of $162.75 per share. During the twenty-six weeks ended July 30, 2022, the Company purchased 247,132 shares at an aggregate cost of approximately $40.0 million, or average price of $161.88 per share. The Company has exhausted repurchases under this program.
On June 14, 2022, the Company's Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through June 30, 2025. As of July 30, 2022, the Company has not made any repurchases under this program.
Since approval of the share repurchase programs in March 2018, the Company has purchased approximately 1,100,000 shares for an aggregate cost of approximately $150 million.
(8)Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021 (dollars in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Income before income taxes	$56,106	$85,097	$98,198	$147,807
Income tax expense	$14,762	$20,256	$24,136	$33,370
Effective tax rate	26.3%	23.8%	24.6%	22.6%
The effective tax rates for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen weeks ended July 30, 2022 was higher than the thirteen weeks ended July 31, 2021 primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the Company's consolidated statements of operations. The effective tax rate for the twenty-six weeks ended July 30, 2022 was higher than the twenty-six weeks ended July 31, 2021 primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
The Company had no material accrual for uncertain tax positions or interest and/or penalties related to income taxes on the Company’s balance sheets as of July 30, 2022, January 29, 2022 or July 31, 2021 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen and twenty-six weeks ended July 30, 2022 or July 31, 2021.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended January 29, 2022 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen and twenty-six weeks ended July 30, 2022 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2022" or "fiscal 2022" refer to the period from January 30, 2022 to January 28, 2023, which is a 52-week fiscal year. References to "fiscal year 2021" or "fiscal 2021" refer to the period from January 31, 2021 to January 29, 2022, which is a 52-week fiscal year. The fiscal quarters ended July 30, 2022 and July 31, 2021 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended July 30, 2022 and July 31, 2021 refer to the twenty-six weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.
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
Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiary as "we," "us," or "our") is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, with most priced at $5 and below, including select brands and licensed merchandise across our category worlds. In addition, in Fall 2019, we rolled out new pricing to our full chain, increasing prices on certain products over $5. Most of our products remain at $5 and below. As of July 30, 2022, we operated 1,252 stores in 40 states.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$668.9	$646.6	$1,308.5	$1,244.4
Cost of goods sold	440.4	416.2	873.2	813.2
Gross profit	228.5	230.3	435.3	431.2
Selling, general and administrative expenses	172.5	144.2	336.9	281.3
Operating income	56.0	86.2	98.3	149.9
Interest income (expense) and other income (expense), net	0.1	(1.1)	(0.1)	(2.0)
Income before income taxes	56.1	85.1	98.2	147.8
Income tax expense	14.8	20.3	24.1	33.4
Net income	$41.3	$64.8	$74.1	$114.4
Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.8	64.4	66.7	65.3
Gross profit	34.2	35.6	33.3	34.7
Selling, general and administrative expenses	25.8	22.3	25.8	22.6
Operating income	8.4	13.3	7.5	12.0
Interest income (expense) and other income (expense), net	—	(0.2)	—	(0.2)
Income before income taxes	8.4	13.2	7.5	11.9
Income tax expense	2.2	3.1	1.8	2.7
Net income	6.2%	10.0%	5.7%	9.2%
Operational Data:
Total stores at end of period	1,252	1,121	1,252	1,121
Comparable sales (decrease) increase	(5.8)%	39.2%	(4.8)%	79.9%
Average net sales per store (2)	$0.5	$0.6	$1.1	$1.2

(1)Components may not add to total due to rounding.
(2)Only includes stores that opened before the beginning of the thirteen weeks ended. and twenty-six weeks ended.

Thirteen Weeks Ended July 30, 2022 Compared to the Thirteen Weeks Ended July 31, 2021
Net Sales
Net sales increased to $668.9 million in the thirteen weeks ended July 30, 2022 from $646.6 million in the thirteen weeks ended July 31, 2021, an increase of $22.3 million, or 3.5%. The increase was the result of a non-comparable sales increase of $58.1 million, partially offset by a comparable sales decrease of $35.8 million. The increase in non-comparable sales was primarily driven by the number of stores that opened in fiscal 2021 but have not been open for 15 full months and new stores that opened in fiscal 2022.
Comparable sales decreased 5.8%. This decrease resulted from decreases of approximately 4.3% in the average dollar value of transactions and approximately 1.7% in the number of transactions.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $440.4 million in the thirteen weeks ended July 30, 2022 from $416.2 million in the thirteen weeks ended July 31, 2021, an increase of $24.2 million, or 5.8%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods sold resulting from the increase in net sales. Also contributing to the increase in cost of goods sold was an increase in store occupancy costs resulting from new store openings.
Gross profit decreased to $228.5 million in the thirteen weeks ended July 30, 2022 from $230.3 million in the thirteen weeks ended July 31, 2021, a decrease of $1.8 million, or 0.8%. Gross margin decreased to 34.2% for the thirteen weeks ended July 30, 2022 from 35.6% for the thirteen weeks ended July 31, 2021, a decrease of approximately 140 basis points. The decrease in gross margin was primarily the result of an increase as a percentage of net sales in store occupancy costs. Also contributing to the decrease in gross margin was an increase as a percentage of net sales in merchandise cost of goods sold.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $172.5 million in the thirteen weeks ended July 30, 2022 from $144.2 million in the thirteen weeks ended July 31, 2021, an increase of $28.3 million, or 19.7%. As a percentage of net sales, selling, general and administrative expenses increased approximately 350 basis points to 25.8% in the thirteen weeks ended July 30, 2022 from 22.3% in the thirteen weeks ended July 31, 2021. The increase in selling, general and administrative expenses was primarily the result of increases of $24.6 million in store-related expenses to support new store growth and $3.7 million in corporate-related expenses.
Income Tax Expense
Income tax expense decreased to $14.8 million in the thirteen weeks ended July 30, 2022 from $20.3 million in the thirteen weeks ended July 31, 2021, a decrease of $5.5 million or 27.1%. The decrease in income tax expense was primarily due to the $29.0 million decrease in pre-tax income, partially offset by discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in our consolidated statements of operations.
Our effective tax rate for the thirteen weeks ended July 30, 2022 was 26.3% compared to 23.8% in the thirteen weeks ended July 31, 2021. Our effective tax rate for the thirteen weeks ended July 30, 2022 was higher than the comparable prior year period primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Net Income
As a result of the foregoing, net income decreased to $41.3 million in the thirteen weeks ended July 30, 2022 from $64.8 million in the thirteen weeks ended July 31, 2021, a decrease of $23.5 million or 36.2%.

Twenty-Six Weeks Ended July 30, 2022 Compared to the Twenty-Six Weeks Ended July 31, 2021
Net Sales
Net sales increased to $1,308.5 million in the twenty-six weeks ended July 30, 2022 from $1,244.4 million in the twenty-six weeks ended July 31, 2021, an increase of $64.1 million, or 5.2%. The increase was the result of a non-comparable sales increase of $120.7 million, partially offset by a comparable sales decrease of $56.6 million. The increase in non-comparable sales was primarily driven by the number of stores that opened in fiscal 2021 but have not been open for 15 full months and new stores that opened in fiscal 2022.
Comparable sales decreased 4.8%. This decrease resulted from decreases of approximately 3.1% in the average dollar value of transactions and approximately 1.7% in the number of transactions.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $873.2 million in the twenty-six weeks ended July 30, 2022 from $813.2 million in the twenty-six weeks ended July 31, 2021, an increase of $60.0 million, or 7.4%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods sold resulting from the increase in net sales. Also contributing to the increase in cost of goods sold was an increase in store occupancy costs resulting from new store openings.
Gross profit increased to $435.3 million in the twenty-six weeks ended July 30, 2022 from $431.2 million in the twenty-six weeks ended July 31, 2021, an increase of $4.1 million, or 1.0%. Gross margin decreased to 33.3% for the twenty-six weeks ended July 30, 2022 from 34.7% for the twenty-six weeks ended July 31, 2021, a decrease of approximately 140 basis points. The decrease in gross margin was primarily the result of an increase as a percentage of net sales in store occupancy costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $336.9 million in the twenty-six weeks ended July 30, 2022 from $281.3 million in the twenty-six weeks ended July 31, 2021, an increase of $55.6 million, or 19.8%. As a percentage of net sales, selling, general and administrative expenses increased approximately 320 basis points to 25.8% in the twenty-six weeks ended July 30, 2022 from 22.6% in the twenty-six weeks ended July 31, 2021. The increase in selling, general and administrative expenses was primarily the result of increases of $42.6 million in store-related expenses to support new store growth and $13.0 million in corporate-related expenses.
Income Tax Expense
Income tax expense decreased to $24.1 million in the twenty-six weeks ended July 30, 2022 from $33.4 million in the twenty-six weeks ended July 31, 2021, a decrease of $9.3 million, or 27.7%. The decrease in income tax expense was primarily due to the $49.6 million decrease in pre-tax income, partially offset by discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Our effective tax rate for the twenty-six weeks ended July 30, 2022 was 24.6% compared to 22.6% in the twenty-six weeks ended July 31, 2021. Our effective tax rate for the twenty-six weeks ended July 30, 2022 was higher than the comparable prior year period primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Net Income
As a result of the foregoing, net income decreased to $74.1 million in the twenty-six weeks ended July 30, 2022 from $114.4 million in the twenty-six weeks ended July 31, 2021, a decrease of $40.3 million or 35.3%.
Liquidity and Capital Resources
Overview
Cash capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make cash capital expenditures of approximately $235 million in fiscal 2022, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations, cash on hand, investments and, as needed, borrowings under our Revolving Credit Facility. We expect to incur approximately $85 million of our cash capital expenditure budget in fiscal 2022 to construct and open approximately 160 new stores of the planned 375 to 400 new stores over the next two fiscal years, with the remainder projected to be spent on our store relocations and remodels, our distribution centers, and our corporate infrastructure.

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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on-hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility, which expires in April 2023, as needed, and we expect that funding to continue. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. Although it is not possible to reliably estimate the duration or severity of the COVID-19 pandemic and the resulting financial impact on our results of operations, financial position and liquidity, we have the ability to draw down on our Revolving Credit Facility if and as needed. As of July 30, 2022, we did not have any direct borrowings under our Revolving Credit Facility and had approximately $202 million available on the line of credit.
On March 20, 2018, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. This program expired on March 31, 2021.
On March 9, 2021, our Board of Directors approved a new share repurchase program for up to $100 million of our common stock through March 21, 2024. In fiscal 2021, we purchased 368,699 shares at an aggregate cost of approximately $60.0 million, or average price of $162.75 per share. During the twenty-six weeks ended July 30, 2022, we purchased 247,132 shares at an aggregate cost of approximately $40.0 million, or an average price of $161.88 per share. We have exhausted repurchases under this program.
On June 14, 2022, our Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through June 30, 2025.
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
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
Net cash provided by operating activities	$46.2	$148.8
Net cash provided by (used in) investing activities	87.8	(285.2)
Net cash used in financing activities	(43.9)	(6.2)
Net increase (decrease) during period in cash and cash equivalents (1)	$90.1	$(142.6)
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for the twenty-six weeks ended July 30, 2022 was $46.2 million, a decrease of $102.6 million compared to the twenty-six weeks ended July 31, 2021. The decrease was primarily due to changes in working capital and a decrease in operating cash flows from store performance.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the twenty-six weeks ended July 30, 2022 was $87.8 million, an increase of $373.0 million compared to the twenty-six weeks ended July 31, 2021. The increase was primarily due to an increase in net sales, maturities and redemptions of investment securities and a decrease in capital expenditures.

Cash Used in Financing Activities
Net cash used in financing activities for the twenty-six weeks ended July 30, 2022 was $43.9 million, an increase of $37.7 million compared to the twenty-six weeks ended July 31, 2021. The increase was primarily due to an increase in the repurchase and retirement of common stock.
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
As of July 30, 2022, we had no borrowings under the Revolving Credit Facility and had approximately $202 million available under the Revolving Credit Facility.
As of July 30, 2022 and July 31, 2021, we were in compliance with the covenants applicable to it under the Credit Agreement.

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
From January 30, 2022 to July 30, 2022, we have entered into 88 new fully executed retail leases with average terms of approximately 10 years and other lease modifications that have future minimum lease payments of approximately $177.4 million.
In March 2021, we acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot distribution center to support our anticipated growth. The total amount paid for the land and building was approximately $60 million. We began operating the distribution center in June 2022.
Off-Balance Sheet Arrangements
For the thirteen weeks ended July 30, 2022, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of July 30, 2022, we had approximately $202 million available on the line of credit. The Credit Agreement provides that the interest rate payable on borrowings shall be, at the Company’s option, a per annum rate equal to (a) a base rate plus an applicable margin ranging from 0.25% to 0.75% or (b) a LIBOR rate plus a margin ranging from 1.25% to 1.75%. Letter of credit fees range from 1.25% to 1.75%. The interest rate and letter of credit fees under the Credit Agreement are subject to an increase of 2.00% per annum upon an event of default. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended July 30, 2022, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Risk factors that affect our business and financial results are discussed in Part I, Item 1A "Risk Factors" in our Annual Report. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits

No.	Description
3.1	Amended and Restated Articles of Incorporation of Five Below, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2022)

3.2	Amended and Restated Bylaws of Five Below, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2022)

10.1†	Five Below, Inc. 2022 Equity Incentive Plan (incorporated by reference to Appendix A-1 to the proxy statement for the Annual Meeting, filed with the Securities and Exchange Commission on May 5, 2022)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2022, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of July 30, 2022, January 29, 2022 and July 31, 2021; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks Ended July 30, 2022 and July 30, 2021; (iii) the Unaudited Consolidated Statements of Shareholders’ Equity for the Thirteen and Twenty-Six Weeks Ended July 30, 2022 and July 31, 2021; (iv) the Unaudited Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 31, 2022 and July 30, 2021 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

104*	Coverage Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

*	Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE BELOW, INC.

Date: September 1, 2022	/s/ Joel D. Anderson
Joel D. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: September 1, 2022	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)