Form 10-Q
period 2022-10-29
FIVE BELOW, INC
filed 2022-12-01
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 30, 2022 was 55,513,690.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	October 29, 2022	January 29, 2022	October 30, 2021
Assets
Current assets:
Cash and cash equivalents	$44,229	$64,973	$86,753
Short-term investment securities	72,722	277,141	224,563
Inventories	701,561	455,104	521,107
Prepaid income taxes and tax receivable	25,389	11,325	24,013
Prepaid expenses and other current assets	113,147	96,196	77,480
Total current assets	957,048	904,739	933,916
Property and equipment, net of accumulated depreciation and amortization of $439,890, $363,254, and $340,637, respectively.	880,469	777,497	728,319
Operating lease assets	1,312,437	1,151,395	1,151,632
Long-term investment securities	—	37,717	—
Other assets	13,761	9,112	9,585
	$3,163,715	$2,880,460	$2,823,452

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	279,836	196,461	253,817
Income taxes payable	—	28,096	811
Accrued salaries and wages	14,140	53,539	28,697
Other accrued expenses	152,260	145,268	167,468
Operating lease liabilities	193,614	163,537	162,809
Total current liabilities	639,850	586,901	613,602
Other long-term liabilities	4,307	1,663	1,536
Long-term operating lease liabilities	1,293,692	1,135,456	1,137,658
Deferred income taxes	41,378	36,156	37,407
Total liabilities	1,979,227	1,760,176	1,790,203
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,512,425, 55,662,400, and 56,025,753 shares, respectively.	555	556	560
Additional paid-in capital	254,663	280,666	333,823
Retained earnings	929,270	839,062	698,866
Total shareholders’ equity	1,184,488	1,120,284	1,033,249
	$3,163,715	$2,880,460	$2,823,452
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$645,034	$607,645	$1,953,557	$1,852,022
Cost of goods sold	437,226	405,283	1,310,463	1,218,472
Gross profit	207,808	202,362	643,094	633,550
Selling, general and administrative expenses	186,874	159,913	523,820	441,246
Operating income	20,934	42,449	119,274	192,304
Interest income (expense) and other income (expense), net	483	(10,624)	341	(12,672)
Income before income taxes	21,417	31,825	119,615	179,632
Income tax expense	5,271	7,648	29,407	41,018
Net income	$16,146	$24,177	$90,208	$138,614
Basic income per common share	$0.29	$0.43	$1.62	$2.48
Diluted income per common share	$0.29	$0.43	$1.62	$2.46
Weighted average shares outstanding:
Basic shares	55,509,525	56,023,961	55,551,382	56,001,437
Diluted shares	55,683,609	56,340,635	55,720,792	56,305,456
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, January 29, 2022	55,662,400	$556	$280,666	$839,062	$1,120,284
Share-based compensation expense	—	—	5,857	—	5,857
Issuance of unrestricted stock awards	718	—	117	—	117
Exercise of options to purchase common stock	2,402	—	79	—	79
Vesting of restricted stock units and performance-based restricted stock units	99,124	1	—	—	1
Common shares withheld for taxes	(26,151)	—	(4,107)	—	(4,107)
Repurchase and retirement of common stock	(247,132)	(2)	(40,005)	—	(40,007)
Net Income	—	—	—	32,718	32,718
Balance, April 30, 2022	55,491,361	$555	$242,607	$871,780	$1,114,942
Share-based compensation expense	—	—	6,007	—	6,007
Issuance of unrestricted stock awards	864	—	116	—	116
Exercise of options to purchase common stock	550	—	22	—	22
Vesting of restricted stock units and performance-based restricted stock units	13,625	—	—	—	—
Common shares withheld for taxes	(2,681)	—	(314)	—	(314)
Issuance of common stock to employees under employee stock purchase plan	4,212	—	464	—	464
Net Income	—	—	—	41,344	41,344
Balance, July 30, 2022	55,507,931	$555	$248,902	$913,124	$1,162,581
Share-based compensation expense	—	—	5,802	—	5,802
Issuance of unrestricted stock awards	1,079	—	158	—	158
Exercise of options to purchase common stock	260	—	9	—	9
Vesting of restricted stock units and performance-based restricted stock units	4,703	—	—	—	—
Common shares withheld for taxes	(1,548)	—	(208)	—	(208)
Net Income	—	—	—	16,146	16,146
Balance, October 29, 2022	55,512,425	$555	$254,663	$929,270	$1,184,488

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, January 30, 2021	55,935,237	$559	$321,075	$560,252	$881,886
Share-based compensation expense	—	—	5,695	—	5,695
Issuance of unrestricted stock awards	400	—	81	—	81
Exercise of options to purchase common stock	200	—	6	—	6
Vesting of restricted stock units and performance-based restricted stock units	92,914	1	—	—	1
Common shares withheld for taxes	(34,682)	—	(6,623)	—	(6,623)
Net income	—	—	—	49,596	49,596
Balance, May 1, 2021	55,994,069	$560	$320,234	$609,848	$930,642
Share-based compensation expense	—	—	6,457	—	6,457
Issuance of unrestricted stock awards	413	—	80	—	80
Exercise of options to purchase common stock	10,246	—	352	—	352
Vesting of restricted stock units and performance-based restricted stock units	17,339	—	—	—	—
Common shares withheld for taxes	(1,879)	—	(355)	—	(355)
Issuance of common stock to employees under employee stock purchase plan	2,090	—	443	—	443
Net income	—	—	—	64,841	64,841
Balance, July 31, 2021	56,022,278	$560	$327,211	$674,689	$1,002,460
Share-based compensation expense	—	—	6,707	—	6,707
Issuance of unrestricted stock awards	379	—	75	—	75
Exercise of options to purchase common stock	1,192	—	8	—	8
Vesting of restricted stock units and performance-based restricted stock units	2,834	—	—	—	—
Common shares withheld for taxes	(930)	—	(178)	—	(178)
Net income	—	—	—	24,177	24,177
Balance, October 30, 2021	56,025,753	$560	$333,823	$698,866	$1,033,249
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
Operating activities:
Net income	$90,208	$138,614
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	76,698	62,598
Share-based compensation expense	18,117	19,154
Deferred income tax expense	5,222	8,496
Other non-cash expenses	364	530
Changes in operating assets and liabilities:
Inventories	(246,457)	(239,840)
Prepaid income taxes and tax receivable	(14,064)	(17,663)
Prepaid expenses and other assets	(21,787)	(7,868)
Accounts payable	79,046	115,589
Income taxes payable	(28,096)	(1,214)
Accrued salaries and wages	(39,399)	(14,748)
Operating leases	27,271	14,368
Other accrued expenses	7,895	46,649
Net cash (used in) provided by operating activities	(44,982)	124,665
Investing activities:
Purchases of investment securities and other investments	(31,815)	(285,429)
Sales, maturities, and redemptions of investment securities	273,951	198,295
Capital expenditures	(173,589)	(213,215)
Net cash provided by (used in) investing activities	68,547	(300,349)
Financing activities:
Cash paid for Revolving Credit Facility financing costs	(248)	—
Net proceeds from issuance of common stock	464	443
Repurchase and retirement of common stock	(40,007)	—
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	111	368
Common shares withheld for taxes	(4,629)	(7,157)
Net cash used in financing activities	(44,309)	(6,346)
Net decrease in cash and cash equivalents	(20,744)	(182,030)
Cash and cash equivalents at beginning of period	64,973	268,783
Cash and cash equivalents at end of period	$44,229	$86,753

Supplemental disclosures of cash flow information:
Non-cash investing activities
Increase in accrued purchases of property and equipment	$6,008	$12,350
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of October 29, 2022, operated in 42 states that include Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Massachusetts, New Hampshire, West Virginia, North Carolina, New York, Connecticut, Rhode Island, Ohio, Illinois, Indiana, Michigan, Missouri, Georgia, Texas, Tennessee, Maine, Alabama, Kentucky, Kansas, Florida, South Carolina, Mississippi, Louisiana, Wisconsin, Oklahoma, Minnesota, California, Arkansas, Iowa, Nebraska, Arizona, Nevada, Colorado, Utah, New Mexico, North Dakota and South Dakota . As of October 29, 2022 and October 30, 2021, the Company operated 1,292 stores and 1,173 stores, respectively, each operating under the name “Five Below,” and sold merchandise on the internet, through the Company's fivebelow.com e-commerce website as well as with an on demand third party delivery service to enable our customers to shop online and receive convenient same day delivery.
(b)Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2022" or "fiscal 2022" refer to the period from January 30, 2022 to January 28, 2023, which is a 52-week fiscal year. References to "fiscal year 2021" or "fiscal 2021" refer to the period from January 31, 2021 to January 29, 2022, which is a 52-week fiscal year. The fiscal quarters ended October 29, 2022 and October 30, 2021 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended October 29, 2022 and October 30, 2021 refer to the thirty-nine weeks ended as of those dates.
(c)Basis of Presentation
The consolidated balance sheets as of October 29, 2022 and October 30, 2021, the consolidated statements of operations for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021, the consolidated statements of shareholders’ equity for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021 and the consolidated statements of cash flows for the thirty-nine weeks ended October 29, 2022 and October 30, 2021 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended October 29, 2022 and October 30, 2021. The balance sheet as of January 29, 2022, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2021 as filed with the Securities and Exchange Commission on March 30, 2022 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended January 29, 2022 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen and thirty-nine weeks October 29, 2022 and October 30, 2021 are not necessarily indicative of the consolidated operating results for the year ending January 28, 2023 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.
(d)Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company determined that the impact of the adoption of ASU 2020-04 will have an immaterial impact on its consolidated financial statements.

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
As of October 29, 2022, January 29, 2022 and October 30, 2021, the Company had cash equivalents of $21.7 million, $41.3 million and $60.8 million, respectively. The Company’s cash equivalents consist of cash management solutions, credit and debit card receivables, money market funds, corporate bonds and municipal bonds with original maturities of 90 days or less. Fair value for cash equivalents was determined based on Level 1 inputs.
As of October 29, 2022, January 29, 2022 and October 30, 2021, the Company's investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of October 29, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$72,522	$—	$813	$71,709
Municipal bonds	200	—	—	200
Total	$72,722	$—	$813	$71,909

	As of January 29, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$236,069	$—	$286	$235,783
Municipal bonds	41,072	—	44	41,028
Total	$277,141	$—	$330	$276,811

Long-term:
Corporate bonds	$37,717	$—	$199	$37,518
Total	$37,717	$—	$199	$37,518

	As of October 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$190,700	$6	$82	$190,624
Municipal bonds	33,863	—	11	33,852
Total	$224,563	$6	$93	$224,476
Short-term investment securities as of October 29, 2022, January 29, 2022 and October 30, 2021 all mature in one year or less. Long-term investment securities as of January 29, 2022 all mature after one year but in less than three years.
(g)Prepaid Expenses and Other Current Assets
Prepaid expenses as of October 29, 2022, January 29, 2022 and October 30, 2021 were $27.6 million, $26.4 million, and $26.5 million, respectively. Other current assets as of October 29, 2022, January 29, 2022 and October 30, 2021 were $85.5 million, $69.8 million, and $51.0 million, respectively.
(h)Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $43.4 million, $41.7 million, and $42.0 million as of October 29, 2022, January 29, 2022 and October 30, 2021, respectively.
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
(j)Equity Method Investments
The Company uses the equity method to account for its investments in which the Company is deemed to have the ability to exercise significant influence over an investee’s operating and financial policies or in which the Company holds a significant partnership or limited liability company interest. Equity method investments are initially recorded at cost in other assets in the consolidated balance sheets. The cost is adjusted to recognize the Company's proportionate share of the investee’s net income or loss after the date of investment and is also adjusted for any impairments resulting from other-than-temporary declines in fair value that is less than its carrying value. During the thirteen weeks ended October 30, 2021, the Company recorded an other-than-temporary impairment utilizing the market and cost approach considering historical and projected financial results to calculate fair value. Also related to this investment, management recorded a reserve against outstanding debt owed to the Company based on management's evaluation of collectability. The total amount of impairment and reserve was approximately $9.7 million and was recorded in interest income (expense) and other income (expense), net in the consolidated statements of operations.

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
Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and party and snack (dollars in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	October 29, 2022		October 30, 2021
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$283,464	44.0%	$305,600	50.3%
Fashion and home	203,893	31.6%	192,472	31.7%
Party and snack	157,677	24.4%	109,573	18.0%
Total	$645,034	100.0%	$607,645	100.0%

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022		October 30, 2021
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$895,018	45.8%	$930,890	50.3%
Fashion and home	576,430	29.5%	563,401	30.4%
Party and snack	482,109	24.7%	357,731	19.3%
Total	$1,953,557	100.0%	$1,852,022	100.0%
(3) Leases
The Company determines if an arrangement contains a lease at the inception of a contract. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
During the thirteen weeks ended October 29, 2022, the Company committed to 28 new store leases with average terms of approximately 10 years that have future minimum lease payments of approximately $55.7 million.
All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of October 29, 2022 and October 30, 2021, the weighted average remaining lease term for the Company's operating leases was 7.7 years and 7.9 years, respectively, and the weighted average discount rate was 5.2% and 5.6%, respectively.

The following table is a summary of the Company's components for net lease costs (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Lease Cost	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Operating lease cost	$59,401	$51,477	$171,080	$148,272
Variable lease cost	16,012	14,951	46,134	42,602
Net lease cost*	$75,413	$66,428	$217,214	$190,874

* Excludes short-term lease cost, which is immaterial.

The following table summarizes the maturity of lease liabilities under operating leases as of October 29, 2022 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2022	$64,372
2023	257,370
2024	249,342
2025	235,106
2026	219,633
After 2026	744,076
Total lease payments	1,769,899
Less: imputed interest	282,593
Present value of lease liabilities	$1,487,306

The following table summarizes the supplemental cash flow disclosures related to leases (in thousands):

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (1)	$154,840	$144,030
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$274,097	$266,717
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

The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Numerator:
Net income	$16,146	$24,177	$90,208	$138,614
Denominator:
Weighted average common shares outstanding - basic	55,509,525	56,023,961	55,551,382	56,001,437
Dilutive impact of options, restricted stock units and employee stock purchase plan	174,084	316,674	169,410	304,019
Weighted average common shares outstanding - diluted	55,683,609	56,340,635	55,720,792	56,305,456
Per common share:
Basic income per common share	$0.29	$0.43	$1.62	$2.48
Diluted income per common share	$0.29	$0.43	$1.62	$2.46
The effects of the assumed vesting of restricted stock units for 54,833 shares of common stock for the thirteen weeks ended October 29, 2022 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
The effects of the assumed vesting of restricted stock units for 69 shares of common stock for the thirteen weeks ended October 30, 2021 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
The effects of the assumed vesting of restricted stock units for 87,225 shares of common stock for the thirty-nine weeks ended October 29, 2022 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
The effects of the assumed vesting of restricted stock units for 7,775 shares of common stock for the thirty-nine weeks ended October 30, 2021 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
The aforementioned excluded shares do not reflect the impact of any incremental repurchases under the treasury stock method.
(5)Line of Credit
On September 16, 2022, the Company entered into a Second Amendment to Credit Agreement (the "Second Amendment") which amended the Fifth Amended and Restated Credit Agreement, dated as of April 24, 2020, as previously amended by that certain First Amendment to Credit Agreement, dated as of January 27, 2021 (the "First Amendment"; the Fifth Amended and Restated Credit Agreement as amended by the First Amendment and the Second Amendment, the “Credit Agreement”), among the Company, 1616 Holdings, Inc., a wholly-owned subsidiary of the Company ("1616 Holdings" and together with the Company, the "Loan Parties"), Wells Fargo Bank, National Association as administrative agent (the "Agent"), and other lenders party thereto (the "Lenders").
The Credit Agreement provides for a secured asset-based revolving line of credit in the amount of up to $225.0 million (the "Revolving Credit Facility"). Advances under the Revolving Credit Facility are tied to a borrowing base consisting of eligible credit card receivables and inventory, as reduced by certain reserves in effect from time to time. Pursuant to the Credit Agreement, inventory appraisals and certain other diligence items are deferred, with reduced advance rates during the period that such appraisals have not been delivered. Pursuant to the Second Amendment, the Revolving Credit Facility expires on the earliest to occur of (i) September 16, 2027 or (ii) an event of default.
The Second Amendment also replaced the existing LIBOR rate provisions with SOFR rate provisions which converted then outstanding LIBOR loans into SOFR loans and additionally makes a number of other revisions to other provisions of the Credit Agreement. Giving effect to the Second Amendment, outstanding borrowings under the Revolving Credit Facility would accrue interest at floating rates plus an applicable margin ranging from 1.12% to 1.50% for SOFR loans and 0.125% to 0.50% for base rate loans, and letter of credit fees range from 1.125% to 1.50%, in each case based on the average availability under the Revolving Credit Facility.

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
As of October 29, 2022, the Company had no borrowings under the Revolving Credit Facility and had approximately $225 million available under the Revolving Credit Facility.
As of October 29, 2022 and October 30, 2021, the Company was in compliance with the covenants applicable to it under the Credit Agreement.
(6)Commitments and Contingencies
Commitments
Other Contractual Commitments
As of October 29, 2022, the Company has other purchase commitments of approximately $26.9 million consisting of purchase agreements for materials that will be used in the construction of new stores.
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
(7)Share-Based Compensation

Equity Incentive Plan
Pursuant to the Company's 2022 Equity Incentive Plan (the “Plan”), which was approved in June 2022, the Company’s Board of Directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key employees and professional service providers. The Plan allows for the issuance of up to a total of 4.3 million shares under the Plan. As of October 29, 2022, approximately 3.5 million stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s Board of Directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity during the thirty-nine weeks ended October 29, 2022 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance as of January 29, 2022	39,763	$34.48	2.3
Exercised	(3,212)	23.51
Balance as of October 29, 2022	36,551	35.44	1.7
Exercisable as of October 29, 2022	36,551	$35.44	1.7

The fair value of each option award granted to employees, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted or forfeited during the thirty-nine weeks ended October 29, 2022.
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
RSU and PSU activity during the thirty-nine weeks ended October 29, 2022 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of January 29, 2022	254,295	$126.93	349,236	$163.16
Granted	117,650	140.81	127,598	165.90
Vested	(117,452)	108.71	—	—
Forfeited	(25,076)	140.85	(17,738)	171.16
Non-vested balance as of October 29, 2022	229,417	$133.76	459,096	$163.61

In connection with the vesting of RSUs and PSUs during the thirty-nine weeks ended October 29, 2022, the Company withheld 30,380 shares with an aggregate value of $4.6 million in satisfaction of minimum tax withholding obligations due upon vesting.
In connection with the vesting of RSUs and PSUs during the thirty-nine weeks ended October 30, 2021, the Company withheld 37,491 shares with an aggregate value of $7.2 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of October 29, 2022, there was $37.1 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.3 years.
Share Repurchase Programs
On March 20, 2018, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company's common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. This program expired on March 31, 2021.
On March 9, 2021, the Company's Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through March 31, 2024. In fiscal 2021, the Company purchased 368,699 shares at an aggregate cost of approximately $60.0 million, or average price of $162.75 per share. During the thirty-nine weeks ended October 29, 2022, the Company purchased 247,132 shares at an aggregate cost of approximately $40.0 million, or average price of $161.88 per share. The Company has exhausted repurchases under this program.
On June 14, 2022, the Company's Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through June 30, 2025. As of October 29, 2022, the Company has not made any repurchases under this program.
Since approval of the share repurchase programs in March 2018, the Company has purchased approximately 1,100,000 shares for an aggregate cost of approximately $150 million.
(8)Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021 (dollars in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Income before income taxes	$21,417	$31,825	$119,615	$179,632
Income tax expense	$5,271	$7,648	$29,407	$41,018
Effective tax rate	24.6%	24.0%	24.6%	22.8%
The effective tax rates for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen weeks ended October 29, 2022 was higher than the thirteen weeks ended October 30, 2021 primarily due to discrete items. The effective tax rate for the thirty-nine weeks ended October 29, 2022 was higher than the thirty-nine weeks ended October 30, 2021 primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the Company's consolidated statements of operations."
The Company had no material accrual for uncertain tax positions or interest and/or penalties related to income taxes on the Company’s balance sheets as of October 29, 2022, January 29, 2022 or October 30, 2021 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen and thirty-nine weeks ended October 29, 2022 or October 30, 2021.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended January 29, 2022 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen and thirty-nine weeks ended October 29, 2022 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2022" or "fiscal 2022" refer to the period from January 30, 2022 to January 28, 2023, which is a 52-week fiscal year. References to "fiscal year 2021" or "fiscal 2021" refer to the period from January 31, 2021 to January 29, 2022, which is a 52-week fiscal year. The fiscal quarters ended October 29, 2022 and October 30, 2021 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended October 29, 2022 and October 30, 2021 refer to the thirty-nine weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.
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
Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiary as "we," "us," or "our") is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, with most priced at $5 and below, including select brands and licensed merchandise across our category worlds. In addition, in Fall 2019, we rolled out new pricing to our full chain, increasing prices on certain products over $5. Most of our products remain at $5 and below. As of October 29, 2022, we operated 1,292 stores in 42 states.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$645.0	$607.6	$1,953.6	$1,852.0
Cost of goods sold	437.2	405.3	1,310.5	1,218.5
Gross profit	207.8	202.4	643.1	633.6
Selling, general and administrative expenses	186.9	159.9	523.8	441.2
Operating income	20.9	42.4	119.3	192.3
Interest income (expense) and other income (expense), net	0.5	(10.6)	0.3	(12.7)
Income before income taxes	21.4	31.8	119.6	179.6
Income tax expense	5.3	7.6	29.4	41.0
Net income	$16.1	$24.2	$90.2	$138.6
Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.8	66.7	67.1	65.8
Gross profit	32.2	33.3	32.9	34.2
Selling, general and administrative expenses	29.0	26.3	26.8	23.8
Operating income	3.2	7.0	6.1	10.4
Interest income (expense) and other income (expense), net	0.1	(1.7)	—	(0.7)
Income before income taxes	3.3	5.2	6.1	9.7
Income tax expense	0.8	1.3	1.5	2.2
Net income	2.5%	4.0%	4.6%	7.5%
Operational Data:
Total stores at end of period	1,292	1,173	1,292	1,173
Comparable sales (decrease) increase	(2.7)%	14.8%	(4.1)%	52.0%
Average net sales per store (2)	$0.5	$0.5	$1.6	$1.7

(1)Components may not add to total due to rounding.
(2)Only includes stores that opened before the beginning of the thirteen weeks ended. and thirty-nine weeks ended.

Thirteen Weeks Ended October 29, 2022 Compared to the Thirteen Weeks Ended October 30, 2021
Net Sales
Net sales increased to $645.0 million in the thirteen weeks ended October 29, 2022 from $607.6 million in the thirteen weeks ended October 30, 2021, an increase of $37.4 million, or 6.2%. The increase was the result of a non-comparable sales increase of $53.1 million, partially offset by a comparable sales decrease of $15.7 million. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2022 and the number of stores that opened in fiscal 2021 but have not been open for 15 full months.
Comparable sales decreased 2.7%. This decrease resulted from decreases of approximately 1.8% in the average dollar value of transactions and approximately 0.9% in the number of transactions.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $437.2 million in the thirteen weeks ended October 29, 2022 from $405.3 million in the thirteen weeks ended October 30, 2021, an increase of $31.9 million, or 7.9%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods sold resulting from the increase in net sales. Also contributing to the increase in cost of goods sold was an increase in store occupancy costs resulting from new store openings.
Gross profit increased to $207.8 million in the thirteen weeks ended October 29, 2022 from $202.4 million in the thirteen weeks ended October 30, 2021, an increase of $5.4 million, or 2.7%. Gross margin decreased to 32.2% in the thirteen weeks ended October 29, 2022 from 33.3% in the thirteen weeks ended October 30, 2021, a decrease of approximately 110 basis points. The decrease in gross margin was primarily the result of an increase as a percentage of net sales in store occupancy costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $186.9 million in the thirteen weeks ended October 29, 2022 from $159.9 million in the thirteen weeks ended October 30, 2021, an increase of $27.0 million, or 16.9%. As a percentage of net sales, selling, general and administrative expenses increased approximately 270 basis points to 29.0% in the thirteen weeks ended October 29, 2022 from 26.3% in the thirteen weeks ended October 30, 2021. The increase in selling, general and administrative expenses was primarily the result of increases of $21.4 million in store-related expenses to support new store growth and $5.6 million in corporate-related expenses.
Interest Income (Expense) and Other Income (Expense), net
Interest income and other, net increased to $0.5 million in the thirteen weeks ended October 29, 2022 from interest expense and other, net of $10.6 million in the thirteen weeks ended October 30, 2021, an increase of $11.1 million. The increase in interest income and other, net was primarily driven by an other than temporary impairment related to an equity method investment in the thirteen weeks ended October 30, 2021.
Income Tax Expense
Income tax expense decreased to $5.3 million in the thirteen weeks ended October 29, 2022 from $7.6 million in the thirteen weeks ended October 30, 2021, a decrease of $2.3 million or 31.1%. The decrease in income tax expense was primarily due to the $10.4 million decrease in pre-tax income, partially offset by discrete items.
Our effective tax rate for the thirteen weeks ended October 29, 2022 was 24.6% compared to 24.0% in the thirteen weeks ended October 30, 2021. Our effective tax rate for the thirteen weeks ended October 29, 2022 was higher than the comparable prior year period primarily due to discrete items.
Net Income
As a result of the foregoing, net income decreased to $16.1 million in the thirteen weeks ended October 29, 2022 from $24.2 million in the thirteen weeks ended October 30, 2021, a decrease of $8.1 million or 33.2%.

Thirty-Nine Weeks Ended October 29, 2022 Compared to the Thirty-Nine Weeks Ended October 30, 2021
Net Sales
Net sales increased to $1,953.6 million in the thirty-nine weeks ended October 29, 2022 from $1,852.0 million in the thirty-nine weeks ended October 30, 2021, an increase of $101.6 million, or 5.5%. The increase was the result of a non-comparable sales increase of $173.9 million, partially offset by a comparable sales decrease of $72.3 million. The increase in non-comparable sales was primarily driven by the number of stores that opened in fiscal 2021 but have not been open for 15 full months and new stores that opened in fiscal 2022.
Comparable sales decreased 4.1%. This decrease resulted from decreases of approximately 2.8% in the average dollar value of transactions and approximately 1.3% in the number of transactions.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $1,310.5 million in the thirty-nine weeks ended October 29, 2022 from $1,218.5 million in the thirty-nine weeks ended October 30, 2021, an increase of $92.0 million, or 7.5%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods sold resulting from the increase in net sales. Also contributing to the increase in cost of goods sold was an increase in store occupancy costs resulting from new store openings.
Gross profit increased to $643.1 million in the thirty-nine weeks ended October 29, 2022 from $633.6 million in the thirty-nine weeks ended October 30, 2021, an increase of $9.5 million, or 1.5%. Gross margin decreased to 32.9% in the thirty-nine weeks ended October 29, 2022 from 34.2% in the thirty-nine weeks ended October 30, 2021, a decrease of approximately 130 basis points. The decrease in gross margin was primarily the result of an increase as a percentage of net sales in store occupancy costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $523.8 million in the thirty-nine weeks ended October 29, 2022 from $441.2 million in the thirty-nine weeks ended October 30, 2021, an increase of $82.6 million, or 18.7%. As a percentage of net sales, selling, general and administrative expenses increased approximately 300 basis points to 26.8% in the thirty-nine weeks ended October 29, 2022 from 23.8% in the thirty-nine weeks ended October 30, 2021. The increase in selling, general and administrative expenses was primarily the result of increases of $63.8 million in store-related expenses to support new store growth and $18.8 million in corporate-related expenses.
Interest Income (Expense) and Other Income (Expense), net
Interest income and other, net increased to $0.3 million in the thirty-nine weeks ended October 29, 2022 from interest expense and other, net of $12.7 million in the thirty-nine weeks ended October 30, 2021, an increase of $13.0 million. The increase in interest income and other, net was primarily driven by an other than temporary impairment related to an equity method investment in the thirty-nine weeks ended October 30, 2021.

Income Tax Expense
Income tax expense decreased to $29.4 million in the thirty-nine weeks ended October 29, 2022 from $41.0 million in the thirty-nine weeks ended October 30, 2021, a decrease of $11.6 million, or 28.3%. The decrease in income tax expense was primarily due to the $60.0 million decrease in pre-tax income, partially offset by discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting with respect to the requirement to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the Company's consolidated statements of operations."
Our effective tax rate for the thirty-nine weeks ended October 29, 2022 was 24.6% compared to 22.8% in the thirty-nine weeks ended October 30, 2021. Our effective tax rate for the thirty-nine weeks ended October 29, 2022 was higher than the comparable prior year period primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Net Income
As a result of the foregoing, net income decreased to $90.2 million in the thirty-nine weeks ended October 29, 2022 from $138.6 million in the thirty-nine weeks ended October 30, 2021, a decrease of $48.4 million or 34.9%.
Liquidity and Capital Resources

Overview
Cash capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make cash capital expenditures of approximately $235 million in fiscal 2022, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations, cash on hand, investments and, as needed, borrowings under our Revolving Credit Facility. We expect to incur approximately $90 million of our cash capital expenditure budget in fiscal 2022 to construct and open approximately 150 new stores of the planned approximately 375 new stores over the next two fiscal years, with the remainder projected to be spent on our store relocations and remodels, our distribution centers, and our corporate infrastructure.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on-hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility, which expires in September 2027, as needed, and we expect that funding to continue. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. Although it is not possible to reliably estimate the duration or severity of the COVID-19 pandemic and the resulting financial impact on our results of operations, financial position and liquidity, we have the ability to draw down on our Revolving Credit Facility if and as needed. As of October 29, 2022, we did not have any direct borrowings under our Revolving Credit Facility and had approximately $225 million available on the line of credit.
On March 20, 2018, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. This program expired on March 31, 2021.
On March 9, 2021, our Board of Directors approved a new share repurchase program for up to $100 million of our common stock through March 21, 2024. In fiscal 2021, we purchased 368,699 shares at an aggregate cost of approximately $60.0 million, or average price of $162.75 per share. During the thirty-nine weeks ended October 29, 2022, we purchased 247,132 shares at an aggregate cost of approximately $40.0 million, or an average price of $161.88 per share. We have exhausted repurchases under this program.
On June 14, 2022, our Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through June 30, 2025. As of October 29, 2022, we have not made any repurchases under this program.
Since approval of the share repurchase program in March 2018, we have purchased approximately 1,100,000 shares for an aggregate cost of approximately $150 million.
Based on our growth plans, we believe that our cash position, which includes our cash equivalents and short-term investments, net cash provided by operating activities and availability under our Revolving Credit Facility, which expires in September 2027, will be adequate to finance our planned capital expenditures, authorized share repurchases and working capital requirements over the next 12 months and for the foreseeable future thereafter. If cash flows from operations and borrowings under our Revolving Credit Facility are not sufficient or available to meet our requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current shareholders.
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
Net cash (used in) provided by operating activities	$(45.0)	$124.7
Net cash provided by (used in) investing activities	68.5	(300.3)
Net cash used in financing activities	(44.3)	(6.3)
Net decrease during period in cash and cash equivalents (1)	$(20.7)	$(182.0)
(1) Components may not add to total due to rounding.

Cash (Used in) Provided by Operating Activities
Net cash used in operating activities for the thirty-nine weeks ended October 29, 2022 was $45.0 million, an increase of $169.7 million compared to the thirty-nine weeks ended October 30, 2021. The increase was primarily due to changes in working capital, a decrease in operating cash flows from store performance and an increase in income taxes paid.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the thirty-nine weeks ended October 29, 2022 was $68.5 million, an increase of $368.8 million compared to the thirty-nine weeks ended October 30, 2021. The increase was primarily due to an increase in net sales, maturities and redemptions of investment securities and a decrease in capital expenditures.
Cash Used in Financing Activities
Net cash used in financing activities for the thirty-nine weeks ended October 29, 2022 was $44.3 million, an increase of $38.0 million compared to the thirty-nine weeks ended October 30, 2021. The increase was primarily due to an increase in the repurchase and retirement of common stock.
Line of Credit
On September 16, 2022, we entered into a Second Amendment to Credit Agreement (the "Second Amendment") which amended the Fifth Amended and Restated Credit Agreement, dated as of April 24, 2020, as previously amended by that certain First Amendment to Credit Agreement, dated as of January 27, 2021 (the "First Amendment"; the Fifth Amended and Restated Credit Agreement as amended by the First Amendment and the Second Amendment, the “Credit Agreement”), among the Company, 1616 Holdings, Inc., a wholly-owned subsidiary of the Company ("1616 Holdings" and together with the Company, the "Loan Parties"), Wells Fargo Bank, National Association as administrative agent (the "Agent"), and other lenders party thereto (the "Lenders").
The Credit Agreement provides for a secured asset-based revolving line of credit in the amount of up to $225.0 million (the "Revolving Credit Facility"). Advances under the Revolving Credit Facility are tied to a borrowing base consisting of eligible credit card receivables and inventory, as reduced by certain reserves in effect from time to time. Pursuant to the Credit Agreement, inventory appraisals and certain other diligence items are deferred, with reduced advance rates during the period that such appraisals have not been delivered. Pursuant to the Second Amendment, the Revolving Credit Facility expires on the earliest to occur of (i) September 16, 2027 or (ii) an event of default.
The Second Amendment also replaced the existing LIBOR rate provisions with SOFR rate provisions which converted then outstanding LIBOR loans into SOFR loans and additionally makes a number of other revisions to other provisions of the Credit Agreement. Giving effect to the Second Amendment, outstanding borrowings under the Revolving Credit Facility would accrue interest at floating rates plus an applicable margin ranging from 1.12% to 1.50% for SOFR loans and 0.125% to 0.50% for base rate loans, and letter of credit fees range from 1.125% to 1.50%, in each case based on the average availability under the Revolving Credit Facility.
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
As of October 29, 2022, we had no borrowings under the Revolving Credit Facility and had approximately $225 million available under the Revolving Credit Facility.
As of October 29, 2022 and October 30, 2021, we were in compliance with the covenants applicable to it under the Credit Agreement.
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
From January 30, 2022 to October 29, 2022, we have entered into 116 new fully executed retail leases with average terms of approximately 10 years and other lease modifications that have future minimum lease payments of approximately $233.0 million.
Off-Balance Sheet Arrangements
For the thirteen weeks ended October 29, 2022, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of October 29, 2022, we had approximately $225 million available on the line of credit. The Credit Agreement provides that the interest rate payable on borrowings shall be, at the Company’s option, a per annum rate equal to (a) a base rate plus an applicable margin ranging from 0.125% to 0.50% or (b) a SOFR rate plus a margin ranging from 1.12% to 1.50%. Letter of credit fees range from 1.125% to 1.50%. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended October 29, 2022, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Second Amendment to Credit Agreement, dated September 16, 2022, among the Company, 1616 Holdings, Inc., Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2022)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2022, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of October 29, 2022, January 29, 2022 and October 30, 2021; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended October 29, 2022 and October 30, 2021; (iii) the Unaudited Consolidated Statements of Shareholders’ Equity for the Thirteen and Thirty-Nine Weeks Ended October 29, 2022 and October 30, 2021; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 29, 2022 and October 30, 2021 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

104*	Coverage Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

*	Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE BELOW, INC.

Date: December 1, 2022	/s/ Joel D. Anderson
Joel D. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: December 1, 2022	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)