Form 10-K
period 2023-01-28
FIVE BELOW, INC
filed 2023-03-16
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2023

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-35600
Five Below, Inc.
(Exact name of Registrant as specified in its charter)

Pennsylvania			75-3000378
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

701 Market Street
Suite 300
Philadelphia
Pennsylvania			19106
(Address of Principal Executive Offices)			(Zip Code)
	(215)	546-7909
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol		Name of each exchange on which registered
Common Stock, $0.01 par value per share	FIVE		Nasdaq Global Select Market
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
Large Accelerated Filer ☑    Accelerated Filer    ☐    Non-Accelerated Filer        ☐    Smaller Reporting Company    ☐    Emerging Growth Company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of July 29, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common stock (based upon the last reported sales price on The Nasdaq Global Select Market) held by non-affiliates of the registrant was approximately 6,914,474,150.
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 15, 2023 was 55,655,710.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2023 Annual Meeting of Shareholders to be held on June 13, 2023 (hereinafter referred to as the “Proxy Statement”) are incorporated by reference into Part III of this report.

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
•the impacts of inflation and increasing commodity prices;
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
•inability to successfully build, operate or expand our shipcenters or network capacity;
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
•systemic failure of the banking system in the United States or globally;
•the risks of cyberattacks or other cyber incidents, such as the failure to secure customers' confidential or credit card information, or other private data relating to our crew or our company, including the costs associated with protection against or remediation of such incidents;
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
•natural disasters, adverse weather conditions, pandemic outbreaks (such as COVID-19), global political events, war, terrorism or civil unrest;
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

PART I

ITEM 1. BUSINESS
General
Five Below, Inc. was incorporated in Pennsylvania in January 2002. Our principal executive office is located at 701 Market Street, Suite 300, Philadelphia, PA 19106 and our telephone number is (215) 546-7909. Our corporate website address is www.fivebelow.com. The information contained on, or accessible through, our corporate website does not constitute part of this Annual Report. As used herein, “Five Below,” the “Company,” “we,” “us,” “our” or “our business” refers to Five Below, Inc. (collectively with its wholly owned subsidiary), except as expressly indicated or unless the context otherwise requires. As used herein, references to “Crew” refers to our employees, and references to “Shipcenters” refers to our distribution and logistics centers.
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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2023 or "fiscal 2023" refer to the period from January 29, 2023 to February 3, 2024, which consists of a 53-week fiscal year. References to "fiscal year 2022" or "fiscal 2022" refer to the period from January 30, 2022 to January 28, 2023, which consists of a 52-week fiscal year. References to "fiscal year 2021" or "fiscal 2021" refer to the period from January 31, 2021 to January 29, 2022, which consists of a 52-week fiscal year. References to "fiscal year 2020" or "fiscal 2020" refer to the period from February 2, 2020 to January 30, 2021, which consists of a 52-week fiscal year. References to “fiscal year 2019” or “fiscal 2019” refer to the period from February 3, 2019 to February 1, 2020, which consists of a 52-week fiscal year. References to “fiscal year 2018” or “fiscal 2018” refer to the period from February 4, 2018 to February 2, 2019, which consists of a 52-week fiscal year. References to 2023, 2022, 2021, 2020, 2019, and 2018 are to our fiscal years unless otherwise specified. Due to the 53rd week in fiscal 2017, the period from January 29, 2017 to February 3, 2018, all comparable sales related to any reporting period during the year ended February 2, 2019 are reported on a restated calendar basis using the National Retail Federation's restated calendar comparing similar weeks.
Our Company
Five Below is a leading high-growth value retailer offering trend-right, high-quality products loved by tweens, teens and beyond. We believe life is better when customers are free to “let go & have fun” in an amazing experience filled with unlimited possibilities. We offer a dynamic, edited assortment of exciting products, most priced at $5 and below, including select brands and licensed merchandise across eight worlds: Style, Room, Sports, Tech, Create, Party, Candy and New & Now. Based on our management’s experience and industry knowledge, we believe our customer-centric, experience-first, innovative approach to retail has led to a fiercely loyal customer base and has fostered universal appeal across a variety of age groups beyond our target demographic.
We opened the first Five Below store in the greater Philadelphia area in 2002 and, since then, have been expanding throughout the United States. As of January 28, 2023, we operated a total of 1,340 locations across 42 states. Our new store model assumes a store size of approximately 9,500 square feet and is typically located within power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets. We opened 150 new stores in fiscal 2022 and we plan to open 200 new stores in fiscal 2023. We believe that we have the opportunity to grow our store base to more than 3,500 locations over time.
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

We believe that our business model has resulted in strong financial performance when considered in light of the economic environment:
•Our comparable sales decreased by 2.0% in fiscal 2022, increased by 30.3% in fiscal 2021, and decreased by 5.5% in fiscal 2020. Comparable sales results in fiscal 2021 and fiscal 2020 were impacted by the COVID-19 pandemic.
•We expanded our store base from 1,020 stores at the end of fiscal year 2020 to 1,340 stores at the end of fiscal year 2022, representing a compounded annual growth rate of 14.6%.
•Between fiscal 2020 and 2022, our net sales increased from $2.0 billion to $3.1 billion, representing a compounded annual growth rate of 25.2%. Over the same period, our operating income increased from $154.8 million to $345.0 million, representing a compounded annual growth rate of 49.3%.

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

•Differentiated Shopping Experience.    We believe we have created a unique and engaging in-store and online atmosphere that customers find fun and exciting. While we refresh our products frequently, we maintain a floor layout, designed with an easy-to-navigate flow and featuring sight-lines across the entire store enabling customers to easily identify our category worlds. All of our stores feature a sound system playing popular music throughout the shopping day. We employ novel and dynamic techniques to display our products, including distinctive merchandise fixtures and colorful and stimulating signage. This approach makes our stores a destination, encouraging hands-on interaction with our products and conveying our value pricing. We have developed a unique culture that emanates from our crew, many of whom frequently shop at Five Below, to our customers, thereby driving a higher level of connectivity and engagement. Additionally, we believe our price points, coupled with our dynamic merchandising approach, create an element of discovery, driving repeat visits and customer engagement.

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
Growth Strategy
We believe we can grow our net sales and earnings by executing on the following strategies:

•Grow Our Store Base.    We believe there is significant opportunity to expand our store base throughout the United States from 1,340 locations as of January 28, 2023 to more than 3,500 locations within the United States over time. Based upon our strategy of store densification, we expect most of our near-term growth will occur within our existing markets, as well as new markets. This strategy allows us to benefit from enhanced brand awareness and achieve operational efficiencies. We opened 170 net new stores in fiscal 2021 and 150 new stores in fiscal 2022, and we plan to open 200 new stores in fiscal 2023. Our new store model assumes approximately 9,500 square feet and is primarily in-line locations within power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets. We have a talented and disciplined real estate management team and a rigorous real estate site selection process. We analyze the demographics of the surrounding trade areas and the performance of adjacent retailers, as well as traffic and specific site characteristics and other variables. As of January 28, 2023, we have executed lease agreements for the opening of 103 new stores in fiscal 2023.

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
Our typical store features in excess of 4,000 products across a number of our category worlds including Style, Room, Sports, Tech, Create, Party, Candy and New & Now. We focus our merchandising strategy on maintaining core categories within our stores, but aim to generate high item velocity and sell-through to keep our assortment fresh and drive repeat visits. We monitor trends in our target demographic market, historical sales trends of current and prior products and the success of new product launches to ensure that our merchandise is relevant for our customers. We have a highly planned merchandise strategy focused on trend-right and everyday products supplemented by selected opportunistic purchases from our vendors to drive traffic and therefore offer our customers a consistently exciting shopping experience.
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

Set forth below is data for the following groups of products – leisure, fashion and home, and snack and seasonal. The percentage of net sales represented by each product group for each of the last three fiscal years was as follows:

	Percentage of Net Sales
	2022	2021	2020
Leisure (1)	47.6%	49.6%	49.2%
Fashion and home	29.2%	30.2%	35.8%
Snack and seasonal (1)	23.2%	20.2%	15.0%
Total	100.0%	100.0%	100.0%
(1) Due to realignment of certain products, there was a minor adjustment to historical sales by product group.
Leisure includes items such as sporting goods, games, toys, tech, books, electronic accessories, arts and crafts, and party. Fashion and home includes items such as personal accessories, “attitude” t-shirts, beauty offerings, home goods and storage options. Snack and seasonal includes items such as seasonal goods, greeting cards, candy and other snacks, and beverages.
Our Stores
As of January 28, 2023, we operated 1,340 stores throughout the United States. Our new store model assumes a store size of approximately 9,500 square feet. Our stores are primarily located in power, community and lifestyle shopping centers; approximately 5% of our stores are located in malls. The following map shows the number of stores in each of the states in which we operated and the locations of our shipcenters as of January 28, 2023.

2
20
20
49
2
6
92
27
3
23
1
13
72
9
54
10
13
57
30
53
4
16
5
41
99
12
30
19
40
2
31
36
23
17
5
9
20
13
27
44
138
20
133
Existing Store Locations
Existing Shipcenter Locations

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
We select store sites for new store openings based upon certain criteria including minimum population density requirements, availability of attractive lease terms, sufficient space and strong positioning within a center. Crew on our real estate team spend considerable time evaluating prospective sites before bringing a proposal to our real estate committee. Our real estate committee, which is composed of senior management including our executive officers, approves all of our locations before a lease is signed.
We believe there is a significant opportunity to expand our store base in the United States. We opened 150 new stores in fiscal 2022 and we plan to open 200 new stores in fiscal 2023 through expansion in existing markets and by entering new markets. We maintain a pipeline of real estate sites that have been approved by our real estate committee and have executed 103 leases as of January 28, 2023 for new stores in fiscal 2023. The actual number, location and timing of new store openings in 2023 will depend on a number of factors, such as retail trends, competition, the general economic environment and our ability to hire and retain new store managers and crew. Our recent store growth is summarized in the following table:

Period	Stores at Start of Period	Stores Opened	Stores Closed	Net Store Increase	Stores at End of Period
Fiscal 2020	900	122	2	120	1,020
Fiscal 2021	1,020	171	1	170	1,190
Fiscal 2022	1,190	150	—	150	1,340
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

Our store growth is supported by our new store economics, which we believe to be compelling. Our new store model assumes a store size of approximately 9,500 square feet that achieves sales of approximately $2 million in the first full year of operation and an average new store cash investment of approximately $0.4 million, including our store build-out (net of tenant allowances), inventory (net of payables) and cash pre-opening expenses. Our new store model targets an average payback period of less than one year on our initial investment.
Store Operations
Each of our stores is managed by a store manager and one or two assistant managers who oversee full-time and part-time crew within each store. Each store manager is responsible for the day-to-day operations of his or her store, including the unit’s operating results, maintaining a clean and appealing store environment and the hiring, training and development of crew. We also employ district managers who are responsible for overseeing the operations of 10 to 15 stores, on average, and regional directors who are responsible for overseeing the operations of our district managers.
We are guided by a philosophy that recognizes strong sales performance and customer service, allowing us to identify and reward crew who meet our high performance standards. Store managers participate in a rewarding bonus incentive program. We also recognize individual performance through internal promotions and provide extensive opportunities for advancement.
Our crew are critical to achieving our goals, and we strive to hire talented people with high energy levels and motivation. We have well-established store operating policies and procedures and an in-store training program for new store managers, assistant managers and store associates. In addition, we have a dedicated group of training and new store opening managers who are focused on ensuring a consistent new store opening and remodel process and who leverage their extensive experience and knowledge of Five Below to train new store managers. Our customer service and store procedure training programs are designed to enable crew to assist customers in a friendly manner and to help create a positive sales-driven environment as well as teach successful operating practices and procedures.
Merchandising, Sourcing and Distribution
We have developed a disciplined approach to buying and a dynamic inventory planning and allocation process to support our merchandising strategy.
Merchandising
Our merchandising team consists of a Chief Merchandising Officer, who reports directly to our Chief Executive Officer, and is supported by an extensive team of merchandising crew. Our merchandising team works directly with our product development team and our central planning and allocation group to ensure a consistent delivery of products across our store base. Our Chief Merchandising Officer has over 30 years of experience within the retail sector. Our product development team works directly with our merchandising group to identify new and improved products through international sourcing and has significant experience within the retail sector.
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
We work with approximately 1,000 vendors, with no single vendor representing more than 5% of our purchases in fiscal 2022. We sourced approximately 60% of our purchases from domestic vendors in fiscal 2022. We typically have no long-term supply agreements or exclusive arrangements with our vendors.
Distribution and Fulfillment
We distribute approximately 85% of our merchandise for our retail stores from our approximately 1,030,000 square foot shipcenter in Indianapolis, Indiana, our approximately 1,000,000 square foot shipcenter in Pedricktown, New Jersey, our approximately 860,000 square foot shipcenter in Conroe, Texas, our approximately 860,000 square foot shipcenter in Buckeye, Arizona and our approximately 700,000 square foot shipcenter in Forsyth, Georgia, with the remaining merchandise shipped directly from the vendor to our stores. We realize cost savings by working with our vendors to streamline and reduce packaging to diminish shipping costs.

For our direct-to-customer e-commerce business, we commenced fulfillment operations in Pedricktown, New Jersey in fiscal 2018, Buckeye, Arizona in fiscal 2021, and Indianapolis, Indiana in fiscal 2022.
We generally ship merchandise from our shipcenters to our stores one to four times a week, depending on the season and the volume of a specific store. We use either contract carriers or our own private-fleet of trucks to ship merchandise to our stores.
We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional shipcenters.
In March 2019, we completed the purchase of an approximately 700,000 square foot shipcenter in Forsyth, Georgia. The total amount paid for the land and building was approximately $42 million. We began operating the shipcenter in April 2019.
In August 2019, we acquired land in Conroe, Texas, to build an approximately 860,000 square foot shipcenter. The total amount paid for the land and building was approximately $56 million. We began operating the shipcenter in July 2020.
In July 2020, we acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot shipcenter. The total amount paid for the land and building was approximately $65 million. We began operating the shipcenter in August 2021.
In March 2021, we acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot shipcenter. The total amount paid for the land and building was approximately $60 million. We began operating the shipcenter in June 2022.
As a result of the significant expansion of our network of distribution facilities over the last several years, including the opening of our Indianapolis, Indiana shipcenter in June 2022, we ceased operations at our shipcenters in Olive Branch, Mississippi and Cincinnati, Ohio in the first half of fiscal 2022.
Marketing and Advertising
Our cost-effective marketing strategy is designed to promote brand awareness and drive store and website traffic with our target demographic, as well as other value-oriented customers. Our strategy includes highlighting our brand, exceptional value and quality proposition predominantly through the use of digital advertising, commercials (on television and through streaming), affiliate marketing, social influencers, content creators, syndicated talk show integrations and local marketing, with a focus on peak selling seasons. Additionally, we rely on the strong visibility and the presence of our store locations, email messaging and philanthropic community fundraising to promote and further our brand image and drive traffic. Our digital experience, anchored by our mobile e-commerce website, app and social media presence is growing rapidly as we utilize TikTok, Instagram, Facebook, YouTube and Snapchat to engage our customers with compelling digital content on a frequent basis.
Our marketing team, which reports into our Chief Merchandising Officer, works with our merchandising team to develop novel and dynamic techniques to display our products, including distinctive merchandise fixtures and colorful and stimulating signage, which attract customers, encourage hands-on interaction with our quality products and convey our value pricing.
For new store openings, we seek to create community awareness and consumer excitement predominantly through digital advertising, public relations, community outreach and events promoting the grand opening. We also aim to execute multiple store openings in a given new market on the same day in order to leverage marketing efforts to produce maximum impact.
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

Government Regulation
We are subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations and other laws, including consumer protection regulations that regulate retailers and/or govern the promotion and sale of merchandise and the operation of stores and shipcenters. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

Insurance
We maintain third-party insurance for a number of risk management activities including but not limited to workers’ compensation, cyber, directors & officers, general liability, property and crew-related health care benefits. We evaluate our insurance requirements on an ongoing basis to ensure we maintain adequate levels of coverage.

Human Capital
Our Purpose, Beliefs and Core Values
The success and growth of Five Below is the direct result of our crew who embrace our purpose, our beliefs and our core values.

Why We Exist - Our Purpose -	What We Believe - The Five Below Way -	How We Behave - Our Five Core Values -
Five Below believes life is better when customers are free to Let Go and Have Fun in an amazing experience filled with unlimited possibilities priced so low we make it easy to say YES! to the newest, coolest stuff!
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

•Wow Our Customers
•Unleash Your Passion
•Hold the Penny Hostage
•Achieve the Impossible
•Work Hard, Have Fun and Build a Career

Crew
As of January 28, 2023, we employed approximately 6,500 full-time and 15,400 part-time crew. Of our total crew, approximately 700 were corporate, approximately 900 were based at our shipcenters in Pedricktown, New Jersey, Forsyth, Georgia, Conroe, Texas, Buckeye, Arizona, and Indianapolis, Indiana and approximately 20,300 were store crew located in 42 states throughout the United States. The number of part-time crew fluctuates depending on seasonal needs. None of our crew belong to a union or are party to any collective bargaining or similar agreement.
Total Rewards
We provide a comprehensive suite of benefits designed to help crew and their families stay healthy, meet their financial goals, protect their income and help them balance their work and personal lives. We provide competitive pay and significant career growth opportunities all within a culture that values diverse viewpoints and contributions at every level. Our available benefits also include the following:

Health and Wellness	Medical (with a choice of two high deductible plans and a traditional plan)
Prescription drug coverage included with every medical plan
Dental (with a choice of three plans)
Vision plan (with a choice of two plans)
Health savings account with Company match
Pre-tax flexible spending account for qualified medical and dependent care expenses
Mental health support with medical benefits coverage
Crew assistance program with supplemental mental health support
Medical option for part-time crew
Life and Disability	No cost life and disability coverage provided for all full-time crew
Supplemental life plan at option and cost of crew
401(k)	401(k) retirement savings option with safe harbor Company match
Other	In-store crew discount
Employee Stock Purchase Plan
Paid time off provided to all full-time crew
Paid parental leave provided to all full-time crew
Identification theft, pet insurance, legal services access, term life, as well as supplemental accident, hospital indemnity, and critical illness coverage
Employment Practices

We aim to provide challenging, meaningful and rewarding opportunities for personal and professional growth of all crew and encourage all crew to bring their unique backgrounds and experiences to the table to work together. In order to promote the desired work environment, we have adopted policies which describe the standards of respect, inclusivity and professionalism expected of all crew.

As an equal opportunity employer, we comply with all federal, state and local laws. This means that we make all employment decisions (such as who to recruit, hire, train, promote, transfer, and terminate, as well as compensation decisions) without considering an crew’s or applicant’s sex, race, religion, color, gender (including gender identity and gender expression), national origin, ancestry, physical or mental disability, medical condition, genetic information, marital status, registered domestic partner status, age, sexual orientation, military and veteran status or any other characteristic protected by federal, state or local law.

We do not and will not tolerate harassment, discrimination, retaliation, and disrespectful or other unprofessional conduct against crew or any other covered persons based on any protected characteristic. We also prohibit discrimination, harassment, disrespectful or unprofessional conduct based on the perception that anyone has any of those characteristics or is associated with a person who has or is perceived as having any of those characteristics. In addition, we will not retaliate against individuals who raise complaints of discrimination or harassment or who participate in workplace investigations or other protected activities. Furthermore, we are committed to maintaining a workplace free from sexual harassment and unwelcome conduct and recognizes sexual harassment as a form of workplace discrimination.

We promote and strive to maintain a safe and healthy work environment and conduct our business in ways that protect our crew’s safety and are sensitive to the environment. We are committed to maintaining a drug-free workplace and prohibit the manufacture, distribution, sale, purchase, transfer, possession, or use of illegal substances in the workplace, while representing us outside the workplace or if such activity affects work performance or the work environment of the Company.

We encourage open, timely communications that help us achieve organizational goals, share information, increase understanding, participate in the decision-making process, enhance our pride in the organization and provide recognition for our work-related successes. We believe our policies and practices are in compliance with all applicable laws and have been designed with significant inputs from the crew themselves.
Turnover
Retention of our talented crew is an important focus for us. We, therefore, monitor crew turnover, particularly at the store management level and employ various strategies to strive to improve our turnover rate.
Crew Engagement
We engage our crew in a variety of ways, including: conducting an annual crew survey to directly engage with, and collect feedback from our crew, maintaining an open-door policy for crew to report concerns, and providing an anonymous reporting hotline, available in multiple languages and managed by an independent company not affiliated with us, to allow crew to voice concerns freely.
The annual crew survey results help us understand the crew experience, evaluate our performance, identify our strengths, and pinpoint opportunities for improvement. Starting in fiscal 2020, we partnered with Gallup, Inc., a global analytics and advisory firm, to monitor and improve the engagement of our workforce. We utilize the survey results to identify strengths and weaknesses and create action plans to improve engagement and, ultimately, team performance.
In 2022 a high percentage of our crew participated in the survey, and the results demonstrated that our overall engagement levels exceed Gallup’s averages in retail, in the United States and worldwide. The results also reflected that we are a mission-driven company with crew’s response on our strength of purpose far exceeding Gallup’s measurement for world class.

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
Risks Relating to Our Business and Industry
The COVID-19 global pandemic may continue to have, a material adverse impact on our business, results of operations, financial condition, and cash flows.
The COVID-19 global pandemic and related preventative and protective actions have materially adversely impacted our business. Further resurgences in COVID-19 cases, including from variants, could cause additional restrictions, including temporarily closing all or some of our stores again. An outbreak at one of our stores, even if we follow appropriate precautionary measures, could negatively impact our crew, customers, and brand.
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
• our ability to implement and maintain safety measures to keep our crew and customers safe;
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

Inflation and rising commodity prices could adversely affect our business.
Our financial performance could be adversely impacted by inflation, which is subject to market conditions. Inflationary pressures on the products we sell could impact our net sales and earnings. If the cost of goods changes as a result of inflation, we may be unable to adjust our retail prices accordingly, which could adversely impact our sales or earnings. During fiscal 2022, we experienced levels of inflation that are higher than we have experienced in recent years, resulting in part from various supply disruptions, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, monetary policy actions, and other disruptions caused by the COVID‐19 pandemic and the uncertain economic environment. While we have been able to mitigate this impact to date through our pricing strategies, we are unable to predict how long the current inflationary environment will continue or the impact of inflationary trends on consumer behavior and our sales and profitability in the future. Additionally, commodities can be subject to availability constraints and price volatility caused by weather, supply conditions, political instability, government regulations, tariffs, energy prices and general economic conditions and other unpredictable factors. Changes in commodity prices could also negatively impact our sales and earnings if our competitors react more aggressively.
We may not be able to successfully implement our growth strategy on a timely basis or at all, which could harm our growth and results of operations.
Our growth is dependent on our ability to open profitable new stores. We believe we have an opportunity to continue to grow our store base from 1,340 stores in 42 states as of January 28, 2023 to more than 3,500 locations over time.
Our ability to open profitable new stores depends on many factors, including our ability to:
•identify suitable markets and sites for new stores;
•negotiate leases with acceptable terms;
•achieve brand awareness in the new markets;
•efficiently source and distribute additional merchandise;
•expand our distribution capacity by successfully opening and operating new shipcenters;
•maintain adequate distribution capacity, information systems and other operational system capabilities;
•hire, train and retain store management and other qualified crew; and
•achieve sufficient levels of cash flow and financing to support our expansion.
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
We maintain shipcenters in Pedricktown, New Jersey, Forsyth, Georgia, Conroe, Texas, Buckeye, Arizona, Indianapolis and Indiana. We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional shipcenters. In July 2020, we acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot shipcenter, which we began operating in August 2021. In March 2021, we acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot shipcenter, which we began operating in June 2022. As a result of the significant expansion of our network of distribution facilities over the last several years, including the opening of our Indianapolis, Indiana shipcenter in June 2022, we ceased operations at our shipcenters in Olive Branch, Mississippi and Cincinnati, Ohio in the first half of fiscal 2022. Delays in opening the planned new shipcenters could adversely affect our future operations by slowing store growth, which could in turn reduce sales growth. In addition, any distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as: shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of future projects, including opening the planned new shipcenters could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that any project will be completed on time or within established budgets.
In addition, the fixed costs associated with owning, operating and maintaining our shipcenters during a period of economic weakness or declining sales can result in lower operating efficiencies, financial deleverage and potential impairment in the recorded value of distribution assets. This fixed cost structure may adversely affect profitability if sales volumes decline for an extended period of time and could have material adverse effects on our financial condition, results of operations or cash flow.
Furthermore, our shipcenters in Forsyth, Georgia, Conroe, Texas, Buckeye, Arizona and Indianapolis, Indiana subject us to the risks of owning real property, which include, but are not limited to:
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
Because most of our products are distributed from our shipcenters, the unexpected loss of any one of our shipcenters, due to natural disaster or otherwise, would materially affect our operations. We also rely upon independent third-party transportation to provide goods to our stores in a timely and cost-effective manner, through deliveries to our shipcenters from vendors and then from the shipcenters or direct ship vendors to our stores. Our use of outside delivery services for shipments is subject to risks outside of our control and any disruption, unanticipated expense or operational failure related to this process could affect store operations negatively. Unexpected delivery delays or increases in transportation costs (including through increased fuel costs or a decrease in transportation capacity for overseas shipments or resulting from labor shortages or work stoppages) could significantly decrease our ability to generate sales and earn profits. If we change shipping companies, we could face logistical difficulties that could adversely impact deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from the independent third-party transportation providers we currently use, which would increase our costs. Additionally, long-term disruptions to the United States and international transportation infrastructure from wars, political unrest, terrorism, natural disasters, governmental budget constraints and other significant events that could lead to delays or interruptions of service could adversely affect our business. As we seek to expand our operation through the implementation of our online retail capabilities, we may face increased or unexpected demands on shipcenter operations, as well as new demands on our distribution network.
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
If we are unable to secure our customers’ confidential or credit card information, or other private data relating to our crew or our Company, we could be subject to negative publicity, costly government enforcement actions or private litigation, which could damage our business reputation and adversely affect our financial results.
As with other companies, we are periodically subject to cyberattacks. Cyberattacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by groups and individuals (including criminal hackers, hacktivists, state-sponsored institutions, terrorist organizations and individuals or groups participating in organized crime) with a wide range of expertise and motives (including monetization of corporate, payment or other internal or personal data, theft of trade secrets and intellectual property for competitive advantage and leverage for political, social, economic and environmental reasons). Such cyberattacks and cyber incidents can take many forms including cyber extortion, denial of service, social engineering, such as impersonation attempts to fraudulently induce crew or others to disclose information or unwittingly provide access to systems or data, introduction of viruses or malware, such as ransomware through phishing emails, website defacement or theft of passwords and other credentials. Although we may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents, no cyberattack or other cyber incident has, to our knowledge, had a material adverse effect on our business, financial condition or results of operations to date.
The protection of our customer, crew and company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements that affect our business. In addition, customers have a high expectation that we will adequately protect their personal information from cyberattack or other security breaches. We have procedures and technology in place designed to safeguard our customers’ debit and credit card and other personal information, our crew’s private data and company records, intellectual property and other confidential information, and we continue to devote significant resources to network security, backup and disaster recovery, and other security measures, including training, to protect our systems and data. Nevertheless, these security measures cannot provide absolute security or guarantee that we will be successful in preventing or responding to every such breach or disruption, including through the intentional or negligent actions of our crew, business associates or third parties. As a result, unauthorized parties may obtain access to our data systems and misappropriate customer data and company confidential information.
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
Our success depends on our executive officers, senior management, district, store, and shipcenter managers, and other key personnel. If we lose our executive officers, senior management, district, store, and shipcenter managers, or any other key personnel, or are unable to hire additional qualified personnel, our business could be harmed.
Our future success depends to a significant degree on the skills, experience and efforts of our executive officers, senior management, district, store, and shipcenter managers, and other key personnel, including Joel Anderson, our President and Chief Executive Officer. The loss of the services of any of our executive officers, senior management, district, store, and shipcenter managers, or other key personnel could have an adverse effect on our operations. Competition for skilled and experienced management in the retail industry is intense, and our future success will also depend on our ability to attract, retain and motivate qualified personnel, as a failure to attract these key personnel could have an adverse effect on our operations. We do not currently maintain key person life insurance policies with respect to our executive officers or key personnel.
Our profitability and cash flows from operations may be negatively affected if we are not successful in managing our inventory balances and inventory shrinkage.
Our inventory balance represented approximately 16% of our total assets as of January 28, 2023. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, or if our expectations about customer spending levels are inaccurate, we may have to take unanticipated markdowns to dispose of excess inventory, which also can adversely impact our financial results. We also experience inventory shrinkage, and we cannot assure you that incidences of inventory loss and theft will stay at acceptable levels or decrease in the future, or that the measures we are taking will effectively address the problem of inventory shrinkage. We continue to focus on ways to reduce these risks, but we cannot assure you that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our profitability and cash flows from operations may be negatively affected.

Our business requires that we lease substantial amounts of space and there can be no assurance that we will be able to continue to lease space on terms as favorable as the leases negotiated in the past.
Currently, we lease all of our store locations, as well as our corporate headquarters and distribution facilities in Pedricktown, New Jersey (and own our shipcenters in Forsyth, Georgia, Conroe, Texas, Buckeye, Arizona and Indianapolis, Indiana). As a result of the significant expansion of our network of distribution facilities over the last several years, including the opening of our Indianapolis, Indiana shipcenter in June 2022, we ceased operations at our shipcenters in Olive Branch, Mississippi and Cincinnati, Ohio in the first half of fiscal 2022. Our stores are leased from third parties, with typical initial lease terms of ten years. Many of our lease agreements also have additional five-year renewal options. Historically, we have been able to negotiate terms that fit within our economic model and that we believe are favorable; however, there is no guarantee that we will be able to continue to negotiate such terms. Consolidation in the commercial retail real estate market could affect our ability to successfully negotiate favorable rental terms for our stores in the future. Should significant consolidation occur, a large proportion of our store base could be concentrated with one or a few landlords that would then be in a position to dictate unfavorable terms to us due to their significant negotiating leverage. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. Increases in our occupancy costs and difficulty in identifying economically suitable new store locations could have significant negative consequences, which include:
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
Operational difficulties, including those associated with our ability to either lease or build and operate our shipcenters, could adversely impact our business.
We maintain a network of shipcenters and are planning to lease or build new shipcenters in the future to support our growth objectives. Delays in opening these new shipcenters could adversely affect our future financial performance by slowing store growth, which may in turn reduce revenue growth, or by increasing transportation costs. In addition, shipcenter-related construction entails risks that could cause delays and cost overruns, such as: shortages of materials or skilled labor; work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems, weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of these projects could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that these shipcenters or any future operational projects will be completed on time or within established budgets. Additionally, potential ownership of these facilities and of additional facilities which we may lease, acquire, build and own in the future, entails risks of our ability to comply with regulations restricting the construction and operation of these facilities, as well as local community actions opposed to the location of our facilities at specific sites and the adoption of local laws restricting our operations and environmental regulations, which may impact our ability to find suitable locations, and increase the cost of sites and of constructing, leasing and operating our facilities. We also may have difficulty negotiating real estate purchase agreements or leases on acceptable terms. Failure to manage these and other similar factors effectively may affect our ability to timely build or lease new facilities, which could have a material adverse effect on our future growth and profitability.

We operate in a competitive environment and, as a result, we may not be able to compete effectively or maintain or increase our sales, market shares or margins.
We operate in a highly competitive retail environment with numerous competitors, including online retailers, some of which have greater resources or better brand recognition than we do. We compete with respect to customers, price, store location, merchandise quality and supply, assortment and presentation, in-stock consistency, customer service and crew. This competitive environment subjects us to various risks, including the ability to provide quality, trend-right merchandise to our customers at competitive prices that allow us to maintain our profitability. Because of our low price model, we may have limited ability to increase prices in response to increased costs without losing competitive position which may adversely affect our margins and financial performance. In addition, price reductions by our competitors may result in the reduction of our prices and a corresponding reduction in our profitability. Accordingly, we may face periods of intense competition in the future, which could have a material adverse effect on our profitability and results of operations.
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
We also rely heavily on our information technology crew. Failure to meet these staffing needs may negatively affect our ability to fulfill our technology initiatives while continuing to provide maintenance on existing systems. We rely on certain vendors to maintain and periodically upgrade many of these systems so that they can continue to support our business. The software programs supporting many of our systems were licensed to us by independent software developers. The inability of these developers or us to continue to maintain and upgrade these information systems and software programs would disrupt or reduce the efficiency of our operations if we are unable to convert to alternate systems in an efficient and timely manner.
We are exposed to the risk of natural disasters, adverse weather conditions, pandemic outbreaks, global political events, war and terrorism that could disrupt business and result in lower sales, increased operating costs and capital expenditures.
Our headquarters, store locations and shipcenters, as well as certain of our vendors and customers, are located in areas which have been and could be subject to natural disasters such as floods, hurricanes, tornadoes, fires or earthquakes. Adverse weather conditions or other extreme changes in the weather, including resulting electrical and technological failures, may disrupt our business and may adversely affect our ability to sell and distribute products. In addition, we operate in markets that are susceptible to pandemic outbreaks, including COVID-19, or terrorist acts, and our operations may be affected by disruptive political events, both global and domestic, such as civil unrest in countries in which our vendors are located or products are manufactured, and in the US, where protests and other disturbances have affected, and may continue to affect, our ability to operate our stores.

Our business may be harmed if our ability to sell and distribute products is impacted by any such events, any of which could influence customer trends and purchases and may negatively impact our net sales, properties or operations. Such events could result in physical damage to one or more of our properties, the temporary closure of some or all of our stores or shipcenters, the temporary lack of an adequate work force in a market, temporary or long-term disruption in the transport of goods, decreases in transportation capacity, increases in transportation costs, delay in the delivery of goods to our shipcenters or stores, disruption of our technology support or information systems, or fuel shortages or dramatic increases in fuel prices, which increase the cost of doing business. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage. Any of these factors, or combination thereof, could adversely affect our operations.
Changes to federal, state or provincial income tax legislation could have a material adverse effect on our business and results of operations.
From time to time, new tax legislation is adopted by the federal government and various states or other regulatory bodies. Significant changes in tax legislation could adversely affect our business or results of operations in a material way. As tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.
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
The terms and availability of our revolving credit facility may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.
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
Furthermore, a systemic failure of the banking system in the United States or globally may result in a situation in which we lose our ability to draw down funds from our revolving credit facility, lose access to our deposits and are unable to obtain financing from other sources which could materially and adversely affect our business and financial condition.
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
•conditions or trends affecting our industry or the economy generally, including, without limitation, the systemic failure of the banking system in the United States or globally;
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
Additionally, there can be no certainty that we will successfully navigate or manage ESG issues or that we will successfully meet investors or others expectations. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation with governments, customers, crew, other third parties and the communities and industries in which we operate, as well as, on our business, share price, financial condition, access to capital or results of operations.
Your percentage ownership in us may be diluted by future equity issuances, which could reduce your influence over matters on which shareholders vote.
Our Board of Directors has the authority, without action or vote of our shareholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, shares issuable upon the vesting of restricted stock units or performance-based restricted stock units, shares that may be issued to satisfy our obligations under our equity incentive plan or shares of our authorized but unissued preferred stock. As of January 28, 2023, 3.5 million stock options, restricted shares, or restricted stock units were available for grant under our equity incentive plan, and 0.7 million shares of our common stock are issuable upon the exercise of options outstanding, the vesting of restricted stock units and the vesting of performance-based restricted stock units under that plan. Exercises of these options or issuances of common stock or preferred stock could reduce your influence over matters on which our shareholders vote and, in the case of issuances of preferred stock, likely could result in your interest in us being subject to the prior rights of holders of that preferred stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
In September 2016, we signed a fifteen-year lease for a new corporate headquarters location in Philadelphia, Pennsylvania to accommodate our current and anticipated future growth. We currently occupy approximately 230,000 square feet of office space with multiple options to expand in the future. The lease agreement expires in early 2033 with three successive options to renew for additional terms of up to approximately fifteen years.
In fiscal 2015, we opened a shipcenter in Pedricktown, New Jersey. We currently occupy approximately 1,000,000 square feet at this shipcenter, having expanded from 800,000 square feet in September 2018 and it is leased under a lease agreement expiring in 2025 with options to renew for three successive five-year periods. In March 2019, we completed the purchase of an approximately 700,000 square foot shipcenter in Forsyth, Georgia for approximately $42 million, for the land and building. We began operating the shipcenter in April 2019. In August 2019, we acquired land in Conroe, Texas, to build an approximately 860,000 square foot shipcenter for approximately $56 million, for the land and building. We began operating the shipcenter in July 2020. In July 2020, we acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot shipcenter for approximately $65 million, for the land and building. We began operating the shipcenter in August 2021. In March 2021, we acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot shipcenter for approximately $60 million, for land and building.We began operating the shipcenter in June 2022. As a result of the significant expansion of our network of distribution facilities over the last several years, including the opening of our Indianapolis, Indiana shipcenter in June 2022, we ceased operations at our shipcenters in Olive Branch, Mississippi and Cincinnati, Ohio in the first half of fiscal 2022.
At the end of fiscal 2022, there were 1,340 Five Below store locations in 42 states. All of our stores are leased from third parties. These leases typically have ten-year terms with additional five-year renewal options, and many provide us with the option to terminate early under specified conditions. In addition to future minimum lease payments, some of our store leases provide for additional rental payments based on a percentage of net sales if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions.

ITEM 3. LEGAL PROCEEDINGS
We are subject to various proceedings, lawsuits, investigations, disputes, and claims arising in the ordinary course of our business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Such matters from time to time include commercial, intellectual property, customer, consumer, and employment proceedings, including class action lawsuits. The plaintiffs and government authorities in some actions may seek unspecified damages, injunctive relief, penalties and cost reimbursement. Actions are in various procedural stages, and some are covered in part by insurance. We cannot predict with assurance the outcome of actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact income in the quarter of such development, settlement or resolution. If a potential loss arising from these lawsuits, claims and pending actions is probable and reasonably estimable, we record the estimated liability based on circumstances and assumptions existing at the time. Although the outcome of these and other claims cannot be predicted with certainty, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the Nasdaq Global Select Market under the symbol “FIVE.” On January 27, 2023 (the last trading day of fiscal 2022), the last reported sale price on the Nasdaq Global Select Market of our common stock was $195.23 per share. As of March 8, 2023, we had approximately 239,069 holders of record of our common stock.

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
The following graph compares the cumulative total shareholder return on our common stock from July 19, 2012 (the date our common stock commenced trading on the Nasdaq Global Select Market) through January 28, 2023, with the return on (i) the Nasdaq Global Market Composite Index and (ii) the Nasdaq US Benchmark Retail Index over the same period. This graph assumes an initial investment of $100 and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	2/1/2013	1/31/2014	1/30/2015	1/29/2016	1/27/2017	2/2/2018	2/1/2019	1/31/2020	1/29/2021	1/28/2022	1/27/2023
FIVE BELOW, INC.	$140.00	$138.30	$125.70	$132.90	$141.90	$237.50	$470.70	$427.20	$663.13	$599.40	$736.72
NASDAQ GLOBAL MARKET COMPOSITE INDEX	$107.20	$138.40	$156.30	$155.60	$190.90	$244.10	$244.90	$308.50	$440.70	$464.30	$391.84
NASDAQ US BENCHMARK RETAIL INDEX	$111.00	$132.70	$161.50	$168.00	$182.50	$242.80	$251.70	$295.90	$457.96	$479.00	$302.24

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
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock during the fourth fiscal quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
Third Quarter 2022	—	$—	—	$100,000,000
October 30, 2022 - November 26, 2022	—	$—	—	$100,000,000
November 27, 2022 - December 31, 2022	—	$—	—	$100,000,000
January 1, 2023 - January 28, 2023	—	$—	—	$100,000,000
Fourth Quarter 2022	—	$—	—	$100,000,000

(1) On March 21, 2018, we announced that our Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock through March 31, 2021. This program expired on March 31, 2021. On March 9, 2021, our Board of Directors approved a new share repurchase program for up to $100 million of our common shares through March 31, 2024. We have exhausted repurchases under this program. On June 14, 2022, our Board of Directors approved a new share repurchase program for up to $100 million of our comm stock through June 30, 2025. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be repurchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected financial and other data as of and for the periods indicated. The selected financial data for fiscal 2022, 2021 and 2020 and selected consolidated balance sheet data as of January 28, 2023 and January 29, 2022 have been derived from our consolidated financial statements audited by KPMG LLP, our independent registered public accounting firm, included elsewhere in this Annual Report. The selected financial data for fiscal 2019 and fiscal 2018, and the selected balance sheet data as of January 30, 2021, February 1, 2020, and February 2, 2019, have been derived from our audited consolidated financial statements that have not been included in this Annual Report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected financial data in conjunction with the consolidated financial statements and accompanying notes and the information under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.
We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31st of the following year. The reporting periods contained in the following table consist of 52 weeks of operations in each of fiscal 2022, 2021, 2020, 2019, and 2018 respectively.

	Fiscal Year
	2022	2021	2020	2019	2018
	(in millions, except share and per share data)
Consolidated Statements of Operations Data (1):
Net sales	$3,076.3	$2,848.4	$1,962.1	$1,846.7	$1,559.6
Cost of goods sold	1,980.8	1,817.9	1,309.8	1,172.8	994.5
Gross profit	1,095.5	1,030.4	652.3	674.0	565.1
Selling, general and administrative expenses	750.4	650.6	497.5	456.7	377.9
Operating income	345.0	379.9	154.8	217.3	187.2
Interest income (expense) and other income (expense), net	2.5	(13.2)	(1.7)	4.3	4.6
Income before income taxes	347.5	366.7	153.1	221.6	191.8
Income tax expense	86.0	87.9	29.7	46.5	42.2
Net income	$261.5	$278.8	$123.4	$175.1	$149.6
Per Share Data:
Basic income per common share (2)	$4.71	$4.98	$2.21	$3.14	$2.68
Diluted income per common share (2)	$4.69	$4.95	$2.20	$3.12	$2.66
Weighted average shares outstanding:
Basic shares	55,547,267	55,999,713	55,816,508	55,823,535	55,763,034
Diluted shares	55,745,279	56,303,854	56,060,039	56,166,167	56,220,864

	Fiscal Year
	2022	2021	2020	2019	2018
	(in millions, except percentages and total stores data)
Consolidated Statements of Cash Flows Data (1):
Net cash provided by (used in):
Operating activities	$314.9	$327.9	$366.0	$187.0	$184.1
Investing activities	$(3.9)	$(465.6)	$(286.9)	$(193.6)	$(39.5)
Financing activities	$(43.6)	$(66.1)	$(12.8)	$(42.7)	$(5.6)
Other Operating and Financial Data (1):
Total stores at end of period	1,340	1,190	1,020	900	750
Comparable sales (decrease) increase	(2.0)%	30.3%	(5.5)%	0.6%	3.9%
Average net sales per store (3)	$2.4	$2.5	$2.0	$2.2	$2.2
Capital expenditures	$252.0	$288.2	$200.2	$212.3	$113.7
Consolidated Balance Sheet Data (1) (4):
Cash and cash equivalents	$332.3	$65.0	$268.8	$202.5	$251.7
Short-term investment securities	66.8	277.1	140.9	59.2	85.4
Total current assets	1,066.4	904.7	755.4	665.7	642.3
Total assets	3,324.9	2,880.5	2,314.8	1,958.7	952.3
Total current liabilities	602.6	586.9	435.7	351.3	253.1
Total liabilities	1,963.0	1,760.2	1,432.9	1,198.9	337.2
Total shareholders’ equity	$1,361.9	$1,120.3	$881.9	$759.8	$615.1
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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2023 or "fiscal 2023" refer to the period from January 29, 2023 to February 3, 2024, which consists of a 53-week fiscal year. References to "fiscal year 2022" or "fiscal 2022" refer to the period from January 30, 2022 to January 28, 2023, which consists of a 52-week fiscal year. References to "fiscal year 2021" or "fiscal 2021" refer to the period from January 31, 2021 to January 29, 2022, which consists of a 52-week fiscal year. References to "fiscal year 2020" or "fiscal 2020" refer to the period from February 2, 2020 to January 30, 2021, which consists of a 52-week fiscal year. References to “fiscal year 2019” or “fiscal 2019” refer to the period from February 3, 2019 to February 1, 2020, which consists of a 52-week fiscal year. References to “fiscal year 2018” or “fiscal 2018” refer to the period from February 4, 2018 to February 2, 2019, which consists of a 52-week fiscal year. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.
Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiary as "we," "us," or "our") is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, with most priced at $5 and below, including select brands and licensed merchandise across our category worlds. In fiscal 2019, we rolled out new pricing to our full chain, increasing prices on certain products over $5. Most of our products remain at $5 and below. As of January 28, 2023, we operated 1,340 stores in 42 states.
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
We believe that our business model has resulted in strong financial performance when considered in light of the economic environment. Our comparable sales decreased by 2.0% in fiscal 2022, increased by 30.3% in fiscal 2021, and decreased by 5.5% in fiscal 2020. Between fiscal 2020 and fiscal 2022, our net sales increased from $1,962.1 million to $3,076.3 million, representing a compounded annual growth rate of 25.2%. Over the same period, our operating income increased from $154.8 million to $345.0 million, representing a compounded annual growth rate of 49.3%. In addition, we expanded our store base from 1,020 stores at the end of fiscal 2020 to 1,340 stores at the end of fiscal 2022 and we plan to open 200 new stores in fiscal 2023.
We expect to continue our strong growth in the future. By offering trend-right merchandise at a differentiated price points, our stores have been successful in varying geographic regions, population densities and real estate settings. As of January 28, 2023, we operated stores in 42 states throughout the United States. We are primarily located in power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets with trade areas including at least 100,000 people in the specified market. We continue to believe we have the opportunity to expand our store base in the United States from 1,340 locations as of January 28, 2023 to more than 3,500 locations over time. Our ability to open profitable new stores depends on many factors, including our ability to identify suitable markets and sites; negotiate leases with acceptable terms; achieve brand awareness in the new markets; efficiently source and distribute additional merchandise; and achieve sufficient levels of cash flow and financing to support our expansion.
We have a proven and highly profitable store model that has produced consistent financial results and returns, and our new stores have achieved average payback periods of less than one year. Our new store model assumes a store size of approximately 9,500 square feet that achieves annual sales of approximately $2 million in the first full year of operation. Our new store model also assumes an average new store investment of approximately $0.4 million. Our new store investment includes our store build-out (net of tenant allowances), inventory (net of payables) and cash pre-opening expenses.

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
Over the past five years, we have invested a significant amount of capital in infrastructure and systems necessary to support our future growth and we expect to incur additional capital expenditures related to expansion of our infrastructure and systems in future periods. In fiscal 2015, we invested in a new ERP and began the multi-year implementation of the ERP, which is designed to enhance functionality and provide timely information to the Company's management team related to the operation of the business. In fiscal 2020, we invested in a new Retail Merchandising System and began the multi-year implementation of the Retail Merchandising System, which is designed to manage, control, and perform seamless execution of day-to-day merchandising activities, including purchasing, distribution, order fulfillment, and financial close. In fiscal 2015, we opened a shipcenter in Pedricktown, New Jersey. We occupy approximately 1,000,000 square feet at this shipcenter, having expanded from 800,000 square feet in September 2018. In fiscal 2016, we signed a 15-year lease for a new corporate headquarters location in Philadelphia, Pennsylvania. We currently occupy approximately 230,000 square feet of office space with multiple options to expand in the future. In March 2019, we completed the purchase of an approximately 700,000 square foot shipcenter in Forsyth, Georgia. We began operating the shipcenter in April 2019. In August 2019, we acquired land in Conroe, Texas, to build an approximately 860,000 square foot shipcenter for approximately $56 million. We began operating the shipcenter in July 2020. In July 2020, we acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot shipcenter for approximately $65 million. We began operating the shipcenter in August 2021. In March 2021, we acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot shipcenter for approximately $60 million. We began operating the shipcenter in June 2022. As a result of the significant expansion of our network of distribution facilities over the last several years, including the opening in the first half of fiscal 2022 of our Indianapolis, Indiana shipcenter, we ceased operations at our shipcenters in Olive Branch, Mississippi and Cincinnati, Ohio in the first half of fiscal 2022.
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

For stores that are relocated or expanded, the following periods are excluded when calculating comparable sales:
•The period beginning when the closing store receives its last merchandise delivery from one of our shipcenters through:
▪the last day of the fiscal year in which the store was relocated or expanded (for stores that increased significantly in size); or
▪the last day of the fiscal month in which the store re-opens (for all other stores); and
•The period beginning on the first anniversary of the date the store received its last merchandise delivery from one of our shipcenters through the first anniversary of the date the store re-opened.
Comparable sales exclude the 53rd week of sales for 53-week fiscal years. In the 52-week fiscal year subsequent to a 53-week fiscal year, we exclude the sales in the non-comparable week from the same-store sales calculation. Due to the 53rd week in fiscal 2017, the period from January 29, 2017 to February 3, 2018, all comparable sales related to any reporting period during the year ended February 2, 2019 are reported on a restated calendar basis using the National Retail Federation's restated calendar comparing similar weeks.
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

Cost of Goods Sold and Gross Profit
Gross profit is equal to our net sales less our cost of goods sold. Gross margin is gross profit as a percentage of our net sales. Cost of goods sold reflects the direct costs of purchased merchandise and inbound freight and tariffs, as well as shipping and handling costs, store occupancy, distribution and buying expenses. Shipping and handling costs include internal fulfillment and shipping costs related to our e-commerce operations. Store occupancy costs include rent, common area maintenance, utilities and property taxes for all store locations. Distribution costs include costs for receiving, processing, warehousing and shipping of merchandise from our shipcenters and between store locations. Buying costs include compensation expense and other costs for our internal buying organization, including our merchandising and product development team and our planning and allocation group. These costs are significant and can be expected to continue to increase as our Company grows.
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

Results of Consolidated Operations
The following tables summarize key components of our results of consolidated operations for the periods indicated, both in dollars and as a percentage of our net sales. Refer to Item 7 "Results of Consolidated Operations" in our Annual Report on Form 10-K for the year ended January 29, 2022 for a comparison of fiscal years 2021 and 2020.

	Fiscal Year
	2022	2021
	(in millions, except percentages and total stores data)
Consolidated Statements of Operations Data (1):
Net sales	$3,076.3	$2,848.4
Cost of goods sold	1,980.8	1,817.9
Gross profit	1,095.5	1,030.4
Selling, general and administrative expenses	750.4	650.6
Operating income	345.0	379.9
Interest income (expense) and other income (expense), net	2.5	(13.2)
Income before income taxes	347.5	366.7
Income tax expense	86.0	87.9
Net income	$261.5	$278.8
Percentage of Net Sales (1):
Net sales	100.0%	100.0%
Cost of goods sold	64.4%	63.8%
Gross profit	35.6%	36.2%
Selling, general and administrative expenses	24.4%	22.8%
Operating income	11.2%	13.3%
Interest income (expense) and other income (expense), net	0.1%	(0.5)%
Income before income taxes	11.3%	12.9%
Income tax expense	2.8%	3.1%
Net income	8.5%	9.8%
Operational Data:
Total stores at end of period	1,340	1,190
Comparable sales (decrease) increase	(2.0)%	30.3%
Average net sales per store (2)	$2.4	$2.5
(1)Components may not add to total due to rounding.
(2)Only includes stores open before the beginning of the fiscal year.

Fiscal Year 2022 Compared to Fiscal Year 2021
Net Sales
Net sales increased to $3,076.3 million in fiscal year 2022 from $2,848.4 million in fiscal year 2021, an increase of $227.9 million, or 8.0%. The increase was the result of a non-comparable sales increase of $281.7 million, partially offset by a comparable sales decrease of $53.8 million. In fiscal year 2022, we opened 150 new stores compared to 170 net new stores in fiscal year 2021. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2022 and the number of stores that opened in fiscal 2021 but have not been open for 15 full months.
Comparable sales decreased 2.0%. This decrease resulted from decreases of approximately 1.9% in the average dollar value of transactions and approximately 0.1% in the number of transactions.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $1,980.8 million in fiscal year 2022 from $1,817.9 million in fiscal year 2021, an increase of $162.9 million, or 9.0%. The increase in cost of goods sold was primarily the result of an increase in the merchandise costs of goods resulting from an increase in net sales. Also contributing to the increase in cost of goods sold was an increase in store occupancy costs resulting from new store openings.
Gross profit increased to $1,095.5 million in fiscal year 2022 from $1,030.4 million in fiscal year 2021, an increase of $65.1 million, or 6.3%. Gross margin decreased to 35.6% in fiscal year 2022 from 36.2% in fiscal year 2021, a decrease of approximately 60 basis points. The decrease in gross margin was primarily the result of an increase as a percentage of net sales in store occupancy costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $750.4 million in fiscal year 2022 from $650.6 million in fiscal year 2021, an increase of $99.8 million, or 15.3%. As a percentage of net sales, selling, general and administrative expenses increased approximately 160 basis points to 24.4% in fiscal year 2022 compared to 22.8% in fiscal year 2021. The increase in selling, general and administrative expenses was the result of an increase of $80.7 million in store-related expenses to support new store growth and $19.1 million of corporate-related expenses.
Interest Income (Expense) and Other Income (Expense), net
Interest income and other, net increased to $2.5 million in fiscal year 2022 from interest expense and other, net of $13.2 million in fiscal year 2021, an increase of $15.7 million. The increase in interest income and other, net was primarily driven by an other than temporary impairment related to an equity method investment in fiscal year 2021.
Income Tax Expense
Income tax expense decreased to $86.0 million in fiscal year 2022 from $87.9 million in fiscal year 2021, a decrease of $1.9 million, or approximately 2.1%. This decrease in income tax expense was primarily due to a $19.2 million decrease in pre-tax net income, partially offset by discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirements to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets.
Our effective tax rate for fiscal year 2022 was 24.7% compared to 24.0% in fiscal year 2021. The increase in our effective tax rate was primarily driven by discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Net Income
As a result of the foregoing, net income decreased to $261.5 million in fiscal year 2022 from $278.8 million in fiscal year 2021, a decrease of approximately $17.3 million, or 6.2%.
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

Liquidity and Capital Resources

Overview
Cash capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make cash capital expenditures of approximately $325 million in fiscal 2023, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations, cash on-hand, investments and, as needed, borrowings under our Revolving Credit Facility. We expect to incur approximately $145 million of our cash capital expenditure budget in fiscal 2023 to construct and open 200 new stores, with the remainder projected to be spent on our store relocations and remodels, distribution facilities and our corporate infrastructure.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility, as needed, and we expect that funding to continue. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. As of January 28, 2023, we did not have any direct borrowings under our Revolving Credit Facility and had approximately $192 million available on the line of credit.
On March 20, 2018, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. This program expired on March 31, 2021.
On March 9, 2021, our Board of Directors approved a new share repurchase program for up to $100 million of our common stock through March 31, 2024. In fiscal 2021, we purchased 368,699 shares under this program at an aggregate cost of approximately $60.0 million, or an average price of $162.75 per share. In fiscal 2022, we purchased 247,132 shares at an aggregate costs of approximately $40.0 million, or an average price of $161.88 per share. We have exhausted repurchases under this program.
On June 14, 2022, our Board of Directors approved a new share repurchase program for up to $100 million of our common stock through June 30, 2025. As of January 28, 2023, we have not made any repurchases under this program.
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

Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Fiscal Year
	2022	2021

Net cash provided by operating activities	$314.9	$327.9
Net cash used in investing activities	(3.9)	(465.6)
Net cash used in financing activities	(43.6)	(66.1)
Net increase (decrease) during period in cash and cash equivalents (1)	$267.4	$(203.8)
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for fiscal 2022 was $314.9 million, a decrease of $13.0 million compared to fiscal 2021. The decrease was primarily due to an increase in income taxes paid.
Cash Used in Investing Activities
Net cash used in investing activities for fiscal 2022 was $3.9 million, a decrease of $461.7 million compared to fiscal 2021. The decrease was primarily due an increase in net sales, maturities, and redemptions of investment securities and a decrease in capital expenditures.
Cash Used in Financing Activities
Net cash used in financing activities for fiscal year 2022 was $43.6 million, a decrease of $22.5 million compared to fiscal 2021. The decrease was primarily the result of a decrease in the repurchase and retirement of common stock.
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
All obligations under the Revolving Credit Facility are guaranteed by 1616 Holdings, and secured by substantially all of the assets of the Company and 1616 Holdings. As of January 28, 2023 and January 29, 2022, we were in compliance with the covenants applicable to us under the First Amendment and the Revolving Credit Facility.
As of January 28, 2023 and January 29, 2022, we had approximately $192 million and $153 million, respectively, available in the Revolving Credit Facility.
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

Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed for impairment using factors including, but not limited to, our future operating plans and projected cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In the event of a store closure, we will record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Based on the analysis performed, our management believes that there was no impairment of long-lived assets for each of the 2022, 2021 and 2020 fiscal years. The impairment loss analysis requires management to apply judgment and make estimates.
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

Contractual Obligations
The following table summarizes, as of January 28, 2023, our minimum rental commitments under operating lease agreements including assumed extensions, minimum payments for long-term debt and other obligations in future periods:

(In millions)	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$1,790.5	$264.4	$498.7	$433.1	$594.3
Purchase obligations (2)	15.8	15.8	—	—	—
Total	$1,806.3	$280.2	$498.7	$433.1	$594.3

(1)Our store leases generally have initial lease terms of 10 years and include renewal options on substantially the same terms and conditions as the original lease. Also included in operating leases are our leases for the corporate office, shipcenters and other.
(2)Purchase obligations are primarily for materials that will be used in the construction of new stores and purchase commitments for infrastructure and systems that will be used by the corporate office and shipcenters.
From January 29, 2023 to March 16, 2023, we committed to 26 new leases with terms of 10 years that have future minimum lease payments of approximately $50.4 million.
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
As of January 28, 2023, we had approximately $192 million available on the line of credit. Giving effect to the Second Amendment, outstanding borrowings under the Revolving Credit Facility would accrue interest at floating rates plus an applicable margin ranging from 1.12% to 1.50% for SOFR loans and 0.125% to 0.50% for base rate loans, and letter of credit fees range from 1.125% to 1.50%, in each case based on the average availability under the Revolving Credit Facility. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIVE BELOW, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Five Below, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Five Below, Inc. and subsidiary (the Company) as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 28, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 28, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Slow-moving and obsolete inventories at net realizable value
As discussed in Note 1 to the consolidated financial statements, the Company monitors inventory levels in order to identify slow-moving or obsolete merchandise as these factors can indicate a decline in the market value of the inventory on hand. The Company’s inventory balance was $528 million as of January 28, 2023. Inventory cost is reduced to net realizable value when cost exceeds the selling price less the cost of disposal. The market value is subject to the effects of consumer demands, customer preferences, and the broader economy.

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
Philadelphia, Pennsylvania
March 16, 2023

FIVE BELOW, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	January 28, 2023	January 29, 2022
Assets
Current assets:
Cash and cash equivalents	$332,324	$64,973
Short-term investment securities	66,845	277,141
Inventories	527,720	455,104
Prepaid income taxes and tax receivable	8,898	11,325
Prepaid expenses and other current assets	130,592	96,196
Total current assets	1,066,379	904,739
Property and equipment, net	925,530	777,497
Operating lease assets	1,319,132	1,151,395
Long-term investment securities	—	37,717
Other assets	13,870	9,112
	$3,324,911	$2,880,460

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—
Accounts payable	221,120	196,461
Income taxes payable	19,928	28,096
Accrued salaries and wages	25,420	53,539
Other accrued expenses	136,316	145,268
Operating lease liabilities	199,776	163,537
Total current liabilities	602,560	586,901
Other long-term liabilities	4,296	1,663
Deferred income taxes	59,151	36,156
Long-term operating lease liabilities	1,296,975	1,135,456
Total liabilities	1,962,982	1,760,176
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,537,221 and 55,662,400 shares, respectively.	555	556
Additional paid-in capital	260,784	280,666
Retained earnings	1,100,590	839,062
Total shareholders’ equity	1,361,929	1,120,284
	$3,324,911	$2,880,460
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Fiscal Year
	2022	2021	2020
Net sales	$3,076,308	$2,848,354	$1,962,137
Cost of goods sold	1,980,817	1,817,910	1,309,807
Gross profit	1,095,491	1,030,444	652,330
Selling, general and administrative expenses	750,448	650,564	497,527
Operating income	345,043	379,880	154,803
Interest income (expense) and other income (expense), net	2,491	(13,177)	(1,736)
Income before income taxes	347,534	366,703	153,067
Income tax expense	86,006	87,893	29,706
Net income	$261,528	$278,810	$123,361
Basic income per common share	$4.71	$4.98	$2.21
Diluted income per common share	$4.69	$4.95	$2.20
Weighted average shares outstanding:
Basic shares	55,547,267	55,999,713	55,816,508
Diluted shares	55,745,279	56,303,854	56,060,039
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share and per share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, February 1, 2020	55,712,067	$557	$322,330	$436,891	$759,778
Share-based compensation expense	—	—	9,294	—	9,294
Issuance of unrestricted stock awards	1,518	—	208	—	208
Exercise of options to purchase common stock	176,846	2	5,344	—	5,346
Vesting of restricted stock units and performance-based restricted stock units	230,002	2	—	—	2
Common shares withheld for taxes	(51,734)	(1)	(3,916)	—	(3,917)
Repurchase and retirement of common stock	(137,023)	(1)	(12,662)	—	(12,663)
Issuance of common stock to employees under employee stock purchase plan	3,561	—	477	—	477
Net income	—	—	—	123,361	123,361
Balance, January 30, 2021	55,935,237	559	321,075	560,252	881,886
Share-based compensation expense	—	—	25,378	—	25,378
Issuance of unrestricted stock awards	1,790	—	335	—	335
Exercise of options to purchase common stock	12,834	—	389	—	389
Vesting of restricted stock units and performance-based restricted stock units	115,763	1	—	—	1
Common shares withheld for taxes	(38,342)	—	(7,332)	—	(7,332)
Repurchase and retirement of common stock	(368,699)	(4)	(60,007)	—	(60,011)
Issuance of common stock to employees under employee stock purchase plan	3,817	—	828	—	828
Net income	—	—	—	278,810	278,810
Balance, January 29, 2022	55,662,400	556	280,666	839,062	1,120,284
Share-based compensation expense			22,981		22,981
Issuance of unrestricted stock awards	3,349	—	523		523
Exercise of options to purchase common stock	21,737	—	776		776
Vesting of restricted stock units and performance-based restricted stock units	122,349	1			1
Common shares withheld for taxes	(31,971)	—	(4,981)		(4,981)
Repurchase and retirement of common stock	(247,132)	(2)	(40,005)		(40,007)
Issuance of common stock to employees under employee stock purchase plan	6,489	—	824		824
Net income				261,528	261,528
Balance, January 28, 2023	55,537,221	$555	$260,784	$1,100,590	$1,361,929
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year
	2022	2021	2020
Operating activities:
Net income	$261,528	$278,810	$123,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,617	84,831	69,345
Share-based compensation expense	23,583	25,787	9,551
Deferred income tax expense	22,995	7,245	20,195
Other non-cash expenses	409	708	2,572
Changes in operating assets and liabilities:
Inventories	(72,616)	(173,837)	42,761
Prepaid income taxes and tax receivable	2,427	(4,975)	(2,287)
Prepaid expenses and other assets	(39,379)	(26,287)	17,141
Accounts payable	24,891	61,559	11,146
Income taxes payable	(8,168)	26,071	(7,480)
Accrued salaries and wages	(28,119)	10,094	23,572
Operating leases	30,022	13,131	29,362
Other accrued expenses	(8,264)	24,775	26,727
Net cash provided by operating activities	314,926	327,912	365,966
Investing activities:
Purchases of investment securities and other investments	(56,459)	(477,082)	(192,612)
Sales, maturities, and redemptions of investment securities	304,473	299,652	105,912
Capital expenditures	(251,954)	(288,167)	(200,189)
Net cash used in investing activities	(3,940)	(465,597)	(286,889)
Financing activities:
Borrowing on note payable under Revolving Credit Facility	—	—	50,000
Repayment of note payable under Revolving Credit Facility	—	—	(50,000)
Cash paid for Revolving Credit Facility financing costs	(248)	—	(2,029)
Net proceeds from issuance of common stock	824	828	477
Repurchase and retirement of common stock	(40,007)	(60,011)	(12,663)
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	777	390	5,348
Common shares withheld for taxes	(4,981)	(7,332)	(3,917)
Net cash used in financing activities	(43,635)	(66,125)	(12,784)
Net increase (decrease) in cash and cash equivalents	267,351	(203,810)	66,293
Cash and cash equivalents at beginning of year	64,973	268,783	202,490
Cash and cash equivalents at end of year	$332,324	$64,973	$268,783
Supplemental disclosures of cash flow information:
Interest paid	$537	$590	$757
Income taxes paid	$75,561	$59,550	$19,264
Non-cash investing activities
Increase (decrease) in accounts payable and accrued purchases of property and equipment	$1,634	$8,810	$(2,445)
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of January 28, 2023, operated in 42 states excluding Alaska, Hawaii, Idaho, Montana, Oregon, Vermont, Washington and Wyoming. As of January 28, 2023 and January 29, 2022, the Company operated 1,340 stores and 1,190 stores, respectively, each operating under the name “Five Below,” and sells merchandise on the internet, through the Company's fivebelow.com e-commerce website as well as with an on demand third party delivery service to enable our customers to shop online and receive convenient same day delivery.
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
(d) Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity date of three months or less when purchased to be cash equivalents. Our cash equivalents consist of cash management solutions, credit and debit card receivables, money market funds, corporate bonds and municipal bonds with original maturities of 90 days or less, which are classified as cash and cash equivalents in the accompanying consolidated balance sheets. The cash management solutions relate to cash deposit products that provide credit generally processed the next business day for cash deposited in third-party tech-enabled solutions. For credit card and debit card receivables, the majority of payments due from banks for third-party credit card and debit card transactions resulting from customer purchases at the Company’s retail stores process within 24 to 48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. Amounts due from banks for these transactions classified as cash equivalents totaled $17.4 million and $13.0 million as of January 28, 2023 and January 29, 2022, respectively. Book overdrafts, which are outstanding checks in excess of funds on deposit, are recorded within accounts payable in the accompanying consolidated balance sheets and within operating activities in the accompanying consolidated statements of cash flows. As of January 28, 2023 and January 29, 2022, the Company had cash equivalents of $313.2 million and $41.3 million, respectively.

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
As of January 28, 2023 and January 29, 2022, the Company's investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of January 28, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$66,845	$—	$292	$66,553
Total	$66,845	$—	$292	$66,553

	As of January 29, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$236,069	$—	$286	$235,783
Municipal bonds	41,072	—	44	41,028
Total	$277,141	$—	$330	$276,811

Long-term:
Corporate bonds	$37,717	$—	$199	$37,518
Total	$37,717	$—	$199	$37,518
Short-term investment securities as of January 28, 2023 and January 29, 2022 all mature in one year or less. Long-term investment securities as of January 29, 2022 all mature after one year but in less than two years.

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
(g)Prepaid Expenses and Other Current Assets
Prepaid expenses in fiscal 2022 and fiscal 2021 were $25.9 million and $26.4 million, respectively. Other current assets in fiscal 2022 and fiscal 2021 were $104.7 million and $69.8 million, respectively.
(h)Property and Equipment
Property and equipment are stated at cost. Additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.
Depreciation and amortization is recorded using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases, if applicable. The estimated useful lives are three to ten years for furniture and fixtures and computers and equipment. Store leasehold improvements are amortized over the shorter of the useful life or the lease term plus assumed extensions, which is generally ten years. Leasehold improvements located in the shipcenters and the corporate headquarters are amortized over the shorter of the useful life or the lease term. Depreciation and amortization expense for property and equipment, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations, was $105.6 million, $84.8 million and $69.3 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Property and equipment, net, consists of the following (in thousands):

	January 28, 2023	January 29, 2022
Land	$30,371	$29,625
Furniture and fixtures	433,517	340,252
Leasehold improvements	558,723	428,291
Computers and equipment	293,553	229,054
Construction in process	63,393	113,529
Property and equipment, gross	1,379,557	1,140,751
Less: Accumulated depreciation and amortization	(454,027)	(363,254)
Property and equipment, net	$925,530	$777,497
(i)Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed for impairment using factors including, but not limited to, the Company's future operating plans and projected cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In the event of a store closure, the Company will record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Based on the Company's analysis performed in fiscal 2022, fiscal 2021 and fiscal 2020, management believes that no impairment of long-lived assets exists for the periods ended January 28, 2023, January 29, 2022 and January 30, 2021.

(j)Deferred Financing Costs
Deferred financing costs are amortized to interest expense over the term of the related credit agreement. As of January 28, 2023 and January 29, 2022, the Company had $0.7 million and $0.9 million remaining in the accompanying consolidated balance sheets within Other Assets.
(k) Operating Leases
The Company leases store locations, shipcenters, the corporate headquarters and equipment used in its operations and evaluates and classifies its leases as operating or capital leases for financial reporting purposes. Any assets held under a finance lease are included in property and equipment, net.
Operating lease expense is recorded on a straight-line basis over the lease term. At the inception of a lease, the Company determines the lease term, which includes periods under the exercise of renewal options that are reasonably assured. Renewal options are exercised at the Company's sole discretion. In September 2016, the Company signed a 15 year lease for a new corporate headquarters location in Philadelphia, Pennsylvania. The Company currently occupies approximately 230,000 square feet of office space with multiple options to expand in the future. The lease agreement expires in early 2033 with three successive options to renew for additional terms up to approximately fifteen years. The shipcenter in Pedricktown, New Jersey is leased under a lease agreement expiring in 2025 with options to renew for three successive five-year periods. Generally, the Company’s store leases have expected lease terms of ten years, which are comprised of an initial term of ten years or an initial term of five years and one assumed five-year extension, resulting in a ten-year life. The expected lease term is used to determine whether a lease is finance or operating and to calculate straight-line rent expense.
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
(l) Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $43.6 million and $41.7 million in fiscal 2022 and fiscal 2021, respectively.
(m) Deferred Compensation
The Company approved and adopted the Five Below, Inc. Nonqualified Deferred Compensation Plan (the "Deferred Comp Plan") and a related, irrevocable grantor trust (the "Trust") during fiscal 2021. The Deferred Comp Plan provides eligible key crew with the opportunity to elect to defer up to 80% of their eligible compensation. The Company may make discretionary contributions, at the discretion of the Board. Payments under the Deferred Comp Plan will be made from the general assets of the Company or from the assets of the Trust, funded by the Company. The related liability is recorded as deferred compensation and included in other long-term liabilities in the consolidated balance sheets.
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

(o) Share-Based Compensation
The Company measures the cost of crew services received in exchange for share-based compensation based on the grant date fair value of the employee stock award. The Company recognizes compensation expense generally on a straight-line basis over the crew's requisite service period (generally the vesting period of the equity grant) based on the estimated grant date fair value of restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") except for PSUs that have a market condition based on its total shareholder return relative to a pre-defined peer group, which are subject to multi-year performance objectives with vesting periods of approximately three years from the date of grant (if the applicable performance objectives are achieved). The fair value of these PSUs are determined using a Monte Carlo simulation model, which utilizes multiple input variables such as (i) total shareholder return from the beginning of the performance cycle through the performance measurement date(s); (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the pre-defined peer group's total shareholder return. The Company uses the Black-Scholes option-pricing model for grants of stock options.
The fair value of restricted stock awards are based on the closing price of the Company's common stock on the grant date and the fair value of stock options are based on the Black-Scholes option-pricing model utilizing the closing price of the Company's common stock on the grant date as the fair value of common stock in the model. Future share-based compensation cost will increase when the Company grants additional equity awards. Modifications, cancellations or repurchases of awards after the grant date may require the Company to accelerate any remaining unearned share-based compensation cost or incur incremental compensation costs. Share-based compensation cost recognized and included in expenses for fiscal 2022, fiscal 2021 and fiscal 2020, was $23.6 million, $25.8 million and $9.6 million, respectively.
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
(r) Cost of Goods Sold
Cost of goods sold reflects the direct costs of purchased merchandise and inbound freight and tariffs, as well as store occupancy, distribution and buying expenses. Store occupancy costs include rent, common area maintenance, utilities and property taxes for all store locations. Distribution costs include costs for receiving, processing, warehousing and shipping of merchandise to or from the Company's shipcenters and between store locations. Buying costs include compensation expense for the Company's internal buying organization.
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
(u) Store Pre-Opening Costs
Costs incurred between completion of a new store location’s construction and its opening (pre-opening costs) are charged to expense as incurred. Pre-opening costs were $10.7 million, $10.9 million and $9.0 million in fiscal 2022, fiscal 2021, and fiscal 2020, respectively, and are recorded in the accompanying consolidated statements of operations based on the nature of the expense.
(v) Advertising Costs
Advertising costs are charged to expense the first time the advertising takes place. Advertising expenses were $54.1 million, $31.3 million and $31.6 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
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

(z)Recently Issued Accounting Standards
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company determined that the impact of the adoption of ASU 2020-04 will not have a material impact on its consolidated financial statements.
(2)Revenue from Contracts with Customers
Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and snack and seasonal (in thousands):

	Fiscal Year		Fiscal Year		Fiscal Year
	2022		2021		2020
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure (1)	$1,465,402	47.6%	$1,412,382	49.6%	$965,816	49.2%
Fashion and home	898,187	29.2%	859,586	30.2%	701,461	35.8%
Snack and seasonal (1)	712,719	23.2%	576,386	20.2%	294,860	15.0%
Total	$3,076,308	100.0%	$2,848,354	100.0%	$1,962,137	100.0%

(1) Due to realignment of certain products, there was a minor adjustment to historical sales by product group.
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

All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of January 28, 2023 and January 29, 2022, the weighted average remaining lease term for the Company's operating leases was 7.6 years and 7.7 years respectively, and the weighted average discount rate was 5.2% and 5.4%, respectively.
The following table is a summary of the Company's components for net lease costs as of January 28, 2023 and January 29, 2022 (in thousands):

	Fifty-Two Weeks Ended
Lease Cost	January 28, 2023	January 29, 2022
Operating lease cost	$231,958	$201,566
Variable lease cost	63,739	57,756
Net lease cost*	$295,697	$259,322
* Excludes short-term lease cost, which is immaterial

The following table summarizes the maturity of lease liabilities under operating leases as of January 28, 2023 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2023	$264,414
2024	256,163
2025	242,447
2026	227,379
2027	205,746
After 2027	594,349
Total lease payments	1,790,498
Less: imputed interest	293,747
Present value of lease liabilities	$1,496,751

The following table summarizes the supplemental cash flow disclosures related to leases as of January 28, 2023 and January 29, 2022 (in thousands):

	Fifty-Two Weeks Ended
	January 28, 2023	January 29, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (1)	$210,096	$197,294
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$321,905	$307,058
(1) Included within operating activities in the Company's Consolidated Statements of Cash Flows.

As of January 28, 2023, the Company has entered into commitments for new stores for which the leases have not yet commenced that have future minimum lease payments of approximately $216.0 million.
During the fifty-two weeks ended January 28, 2023, the Company committed to 173 new store leases with average terms of approximately ten years that have future minimum lease payments of approximately $361.9 million.
From January 30, 2022 to March 16, 2023, the Company committed to 26 new leases with terms of ten years that have future minimum lease payments of approximately $50.4 million.

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
The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Fiscal Year
	2022	2021	2020
Numerator:
Net income	$261,528	$278,810	$123,361
Denominator:
Weighted average common shares outstanding - basic	55,547,267	55,999,713	55,816,508
Dilutive impact of options, restricted stock units, and employee stock purchase plan	198,012	304,141	243,531
Weighted average common shares outstanding - diluted	55,745,279	56,303,854	56,060,039
Per common share:
Basic income per common share	$4.71	$4.98	$2.21
Diluted income per common share	$4.69	$4.95	$2.20

The effects of the assumed vesting of restricted stock units outstanding as of January 28, 2023, January 29, 2022 and January 30, 2020 for 72,043, 9,781 and 20,425 shares of common stock, respectively, were excluded from the fiscal 2022, fiscal 2021 and fiscal 2020 calculation of diluted income per common share as their impact would have been anti-dilutive.
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
The Second Amendment also replaced the existing LIBOR rate provisions with SOFR rate provisions which converted then outstanding LIBOR loans into SOFR loans and additionally makes a number of other revisions to other provisions of the Credit Agreement. Giving effect to the Second Amendment, outstanding borrowings under the Revolving Credit Facility would accrue interest at floating rates plus an applicable margin ranging from 1.12% to 1.50% for SOFR loans and 0.125% to 0.50% for base rate loans, and letter of credit fees range from1.125% to 1.50%, in each case based on the average availability under the Revolving Credit Facility.

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
All obligations under the Revolving Credit Facility are guaranteed by 1616 Holdings and secured by substantially all of the assets of the Company and 1616 Holdings. As of January 28, 2023 and January 29, 2022, the Company was in compliance with the covenants applicable to it under the Revolving Credit Facility.
During fiscal 2022 and fiscal 2021, the Company had no borrowings or interest expense under the Revolving Credit Facility. During fiscal 2020, the Company borrowed and repaid approximately $50 million from its Revolving Credit Facility.
As of January 28, 2023, the Company had approximately $192 million available on the Revolving Credit Facility. As of January 29, 2022 the Company had approximately $153 million available on the Revolving Credit Facility.
(6)Commitments and Contingencies
Commitments
Other Contractual Commitments
The Company has an executive severance plan that is applicable to certain key crew that provide for, among other things, salary, bonus, severance, and change-in-control provisions.
As of January 28, 2023, the Company has other purchase commitments of approximately $15.8 million consisting of purchase agreements for materials that will be used in the construction of new stores.
Contingencies
Legal Matters
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial condition or results of operations.
(7)Shareholders’ Equity
As of January 28, 2023, the Company is authorized to issue 120 million shares of $0.01 par value common stock and 5 million shares of $0.01 par value preferred stock. The holders of the common stock are entitled to one vote per share of common stock and are entitled to receive dividends if declared by the Board of Directors. The preferred stock may be issued from time to time in series as designated by the Board of Directors. The designations, powers, preferences, voting rights, privileges, options, conversion rights, and other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof shall be designated by the Board of Directors.
Common Stock
The Five Below, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”) is intended to be qualified as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986. The number of shares of common stock reserved for issuance, which is subject to other limitations, is 500,000 shares. The ESPP allows eligible crew the opportunity to purchase, subject to limitations, shares of the Company’s common stock through payroll deductions at a discount of 10% of the fair market value of such shares on the purchase date. In fiscal 2022, the Company issued 6,489 shares of common stock under the ESPP resulting in proceeds of $0.8 million and recorded share-based compensation expense of $78 thousand in connection with the ESPP related to the amount of the discount. In fiscal 2021, the Company issued 3,817 shares of common stock under the ESPP resulting in proceeds of $0.8 million and recorded share-based compensation expense of $74 thousand in connection with the ESPP related to the amount of the discount. In fiscal 2020, the Company issued 3,561 shares of common stock under the ESPP resulting in proceeds of $0.5 million and recorded share-based compensation expense of $50 thousand in connection with the ESPP related to the amount of the discount.
(8)Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2022 Equity Incentive Plan (the “Plan”), the Company’s Board of Directors may grant stock options, restricted shares and restricted stock units to officers, directors, key crew and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 4.3 million shares under the Plan. As of January 28, 2023, approximately 3.5 million stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s Board of Directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity under the Plan was as follows:

	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term
Balance as of February 1, 2020	231,525	$30.92	4.1
Granted	—	—
Forfeited	(1,650)	31.49
Exercised	(176,846)	30.23
Balance as of January 30, 2021	53,029	33.22	3.2
Granted	—	—
Forfeited	(432)	4.28
Exercised	(12,834)	30.29
Balance as of January 29, 2022	39,763	34.48	2.3
Granted	—	—
Forfeited	—	—
Exercised	(21,737)	34.11
Balance as of January 28, 2023	18,026	34.92	1.8
Exercisable as of January 28, 2023	18,026	$34.92	1.8
The fair value of each option award granted to crew, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not grant any stock options in fiscal 2022, fiscal 2021 and fiscal 2020.

The Company uses the simplified method to estimate the expected term of the option. The expected volatility incorporates historical and implied volatility of similar entities whose share prices are publicly available. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The total intrinsic value of stock options exercised during fiscal 2022, fiscal 2021 and fiscal 2020 was $3.1 million, $2.1 million and $17.6 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable was $2.9 million as of January 28, 2023. In fiscal 2022, fiscal 2021 and fiscal 2020, the Company received cash from the exercise of options of $0.8 million, $0.4 million and $5.3 million, respectively. Upon option exercise, the Company issued new shares of common stock.
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
PSUs that have a market condition based on our total shareholder return relative to a pre-defined peer group are subject to multi-year performance objectives with vesting periods of approximately three years from the date of grant (if the applicable performance objectives are achieved). The fair value of these PSUs are determined using a Monte Carlo simulation model, which utilizes multiple input variables such as (i) total shareholder return from the beginning of the performance cycle through the performance measurement date(s); (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the pre-defined peer group's total shareholder return.
RSU and PSU activity under the Plan was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of February 1, 2020	250,352	$79.37	357,166	$66.96
Granted	179,947	107.82	370,613	134.73
Vested	(102,382)	66.33	(127,622)	39.89
Forfeited	(23,519)	87.54	(340,381)	89.54
Non-vested balance as of January 30, 2021	304,398	99.94	259,776	151.73
Granted	77,966	185.62	89,460	196.36
Vested	(115,763)	95.79	—	—
Forfeited	(12,306)	124.14	—	—
Non-vested balance as of January 29, 2022	254,295	126.93	349,236	163.16
Granted	123,661	142.37	127,598	165.90
Vested	(122,349)	110.96	—	—
Forfeited	(29,218)	140.85	(18,772)	172.01
Non-vested balance as of January 28, 2023	226,389	$142.20	458,062	$163.56
In connection with the vesting of RSUs and PSUs during fiscal 2022, the Company withheld 31,971 shares with an aggregate value of $5.0 million in satisfaction of minimum tax withholding obligations due upon vesting. In connection with the vesting of RSUs and PSUs during fiscal 2021, the Company withheld 38,342 shares with an aggregate value of $7.3 million in satisfaction of minimum tax withholding obligations due upon vesting. In connection with the vesting of RSUs during fiscal 2020, the Company withheld 51,734 shares with an aggregate value of $3.9 million in satisfaction of minimum tax withholding obligations due upon vesting.

As of January 28, 2023, there was $30.6 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.3 years.
Share Repurchase Program
On March 20, 2018, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company's common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. This program expired on March 31, 2021.
On March 9, 2021, our Board of Directors approved a new share repurchase program for up to $100 million of its common shares through March 31, 2024. In fiscal 2021, the Company repurchased 368,699 shares under this program at an aggregate cost of approximately $60.0 million, or an average price of $162.75 per share. In fiscal 2022, the Company repurchased 247,132 shares under this program at an aggregate cost of approximately $40.0 million, or an average price of $161.88 per share. We have exhausted repurchases under this program.
On June 14, 2022, our Board of Directors approved a new share repurchase program for up to $100 million of our common stock through June 30, 2025. As of January 28, 2023, we have not made any repurchases under this program.
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
As of January 28, 2023, there were no material valuation allowances that have been provided for net deferred tax assets as management believes that it is more likely than not that the Company will realize all material deferred tax assets before any expirations as of January 28, 2023.
The components of the income tax expense are as follows (in thousands):

	Fiscal Year
	2022	2021	2020
Current:
Federal	$49,470	$68,224	$2,276
State	13,541	12,424	7,235
	63,011	80,648	9,511
Deferred:
Federal	21,232	6,088	21,954
State	1,763	1,157	(1,759)
	22,995	7,245	20,195
Income tax expense	$86,006	$87,893	$29,706
The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year
	2022	2021	2020
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.5	2.9	2.8
Other (1)	0.2	0.1	(4.4)
	24.7%	24.0%	19.4%
(1)Other line includes excess tax benefits relating to share-based payment accounting.

 The effective tax rate for fiscal 2022 compared to fiscal 2021 was primarily driven by discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" with respect to the requirements to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets. The effective tax rate for fiscal 2021 compared to fiscal 2020 was primarily driven by discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" with respect to the requirements to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets and the impact of the CARES Act in fiscal 2020.
The tax effects of temporary differences that give rise to deferred tax assets and liabilities are (in thousands):

	January 28, 2023	January 29, 2022

Deferred tax assets:
Net operating loss carryforwards	$230	$—
Inventories	18,463	18,561
Deferred revenue	3,156	1,821
Accrued bonus	2,132	8,224
Operating lease liabilities	379,059	335,960
Other	9,758	7,947
Deferred tax assets	412,798	372,513
Valuation allowance	(1,442)	(1,383)
Deferred tax assets, net of valuation allowance	411,356	371,130
Deferred tax liabilities:
Property and equipment	(127,477)	(107,953)
Operating lease assets	(340,298)	(297,786)
Other	(2,732)	(1,547)
Deferred tax liabilities	(470,507)	(407,286)
	$(59,151)	$(36,156)
The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s balance sheets as of January 28, 2023 and January 29, 2022, and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for fiscal 2022, fiscal 2021, or fiscal 2020.
The Company files a federal income tax return as well as state tax returns. The Company’s U.S. federal income tax returns for the fiscal years ended February 1, 2020 and thereafter remain subject to examination by the U.S. Internal Revenue Service. State returns are filed in various state jurisdictions, as appropriate, with varying statutes of limitation and remain subject to examination for varying periods up to three years to four years depending on the state.
(10) Employee Benefit Plan
The Company has a 401(k) Retirement Savings Plan and crew can contribute up to the maximum amount allowed under law. The Company may make discretionary matching and profit sharing contributions. During fiscal 2022, fiscal 2021 and fiscal 2020, the Company made matching contributions of $5.0 million, $4.2 million and $2.8 million, respectively.
(11) Segment Reporting
The Company evaluates performance internally and manages the business on the basis of one operating segment; therefore, it has only one reportable segment. All of the Company’s identifiable assets are located in the United States.

Set forth below is data for the following groups of products: leisure, fashion and home, and snack and seasonal. The percentage of net sales represented by each product group for each of the last three fiscal years was as follows:

	Percentage of Net Sales
	Fiscal Year
	2022	2021	2020
Leisure	47.6%	49.6%	49.2%
Fashion and home	29.2%	30.2%	35.8%
Snack and seasonal	23.2%	20.2%	15.0%
Total	100.0%	100.0%	100.0%
Leisure includes items such as sporting goods, games, toys, tech, books, electronic accessories, arts and crafts, and party. Fashion and home includes items such as personal accessories, “attitude” t-shirts, beauty offerings, home goods and storage options. Snack and seasonal includes items such as seasonal goods, greeting cards, candy and other snacks, and beverages.
(12) Quarterly Results of Operations and Seasonality (Unaudited)
Quarterly financial results for fiscal 2022 and fiscal 2021 were as follows (in thousands except for per share data):

	Fiscal Year 2022 (1)				Fiscal Year 2021 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$1,122,751	$645,034	$668,927	$639,596	$996,332	$607,645	$646,554	$597,823
Gross profit	$452,397	$207,808	$228,509	$206,777	$396,894	$202,362	$230,319	$200,869
Net income	$171,320	$16,146	$41,344	$32,718	$140,196	$24,177	$64,841	$49,596
Basic income per common share	$3.09	$0.29	$0.74	$0.59	$2.50	$0.43	$1.16	$0.89
Diluted income per common share	$3.07	$0.29	$0.74	$0.59	$2.49	$0.43	$1.15	$0.88
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

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended January 28, 2023, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of January 28, 2023. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of January 28, 2023, the company maintained effective internal control over financial reporting at a reasonable assurance level.
The effectiveness of the company’s internal control over financial reporting as of January 28, 2023 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report dated March 16, 2023 that appears below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Five Below, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Five Below, Inc. and subsidiary's (the Company) internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 28, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
March 16, 2023

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is included in the “Board of Directors-Nominees for Election to the Board of Directors for a Three-Year Term Expiring at the 2025 Annual Meeting,” “Board of Directors-Members of the Board of Directors Continuing in Office for a Term Expiring at the 2024 Annual Meeting,” “Board of Directors-Members of the Board of Directors Continuing in Office for a Term Expiring at the 2023 Annual Meeting,” “Executive Officers,” “Board of Directors-Code of Business Conduct and Ethics,” “Board of Directors-Committees of the Board of Directors,” and “Board of Directors-Director Nomination Process” sections of our proxy statement for the 2023 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is included in the “Compensation Discussion and Analysis,” “Executive Compensation,” “Board of Directors–Director Compensation,” “Board of Directors–Board Leadership Structure and Board’s Role in Risk Oversight,” “Board of Directors–Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” sections of our proxy statement for the 2023 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item 12 is included in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of our proxy statement for the 2023 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included in the “Certain Relationships and Related Party Transactions” and “Board of Directors–Director Independence” sections of our proxy statement for the 2023 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in the “Proposal 2, Ratification of Independent Registered Public Accounting Firm” section of our proxy statement for the 2023 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.

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

10.3a†    Form of Non-Qualified Stock Option Agreement (Crew) (used for options granted prior to May 21, 2013) (incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on April 18, 2012)

10.3b†    Form of Non-Qualified Stock Option Agreement (Crew) (used for options granted after May 21, 2013 and prior to June 30, 2014) (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 10, 2013)

10.3c†    Form of Non-Qualified Stock Option Agreement for Crew (used for options granted after June 30, 2014) (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2014)

10.4a†    Form of Non-Qualified Stock Option Agreement (Executives) (used for options granted prior to May 21, 2013) (incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on April 18, 2012)

10.4b†    Form of Non-Qualified Stock Option Agreement (Executives) (used for options granted after May 21, 2013 and prior to June 30, 2014) (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 10, 2013)

10.4c†    Form of Non-Qualified Stock Option Agreement for Executives (used for options granted after June 30, 2014) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2014)

10.5†    Form of Award Agreement for Restricted Shares under the Five Below, Inc. Equity Incentive Plan (Crew) (incorporated by reference to Exhibit 10.14 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on June 12, 2012)

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

10.26†    Employment Letter, dated April 6, 2017, by and between George S. Hill and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 2, 2017)

10.27†    Five Below, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 2, 2017)

10.28†    Employment Letter, dated February 19, 2019, and Non-Solicitation, Non-Disclosure, Non-Compete and Proprietary Information Agreement by and between Judy Werthauser and Five Below, Inc. (incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2019)

10.29†    Form of Award Agreement for Restricted Stock Units under the Five Below, Inc. Amended and Restated Equity Incentive Plan (Directors) (incorporated by reference to Exhibit 10.30 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 29, 2019)

10.30†    Five Below, Inc. 2020 Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2020)

10.31†    Form of Award Agreement for Performance-Based Restricted Stock Units under the Five Below, Inc. Amended and Restated Equity Incentive Plan (Directors) (incorporated by reference to Exhibit 10.33 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2020)

10.32    First Amendment to Credit Agreement, dated January 27, 2021, among the Company, 1616 Holdings, Inc., Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2021)

10.33†    The Five Below, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2021)

10.34†    The Five Below, Inc. Nonqualified Deferred Compensation Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2021)

10.35†    Trust Agreement under the Five Below, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2021)

10.36†    Compensation Policy for Non-Crew Directors (incorporated by reference to Exhibit 10.34† of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 2, 2021)

10.37†    Form of Award Agreement for Performance-Based Restricted Stock Units under the Five Below, Inc. Amended and Restated Equity Incentive Plan (Directors) (incorporated by reference to Exhibit 10.35† of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 9, 2022)

10.38†    Five Below, Inc. 2022 Equity Incentive Plan (incorporated by reference to Appendix A-1 to the Company's Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on May 5, 2022)

10.39†    Form of Restricted Stock Unit Grant Notice and Award Agreement under the Five Below, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 of the Company’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 14, 2022)

10.40    Second Amendment to Credit Agreement, dated September 16, 2022, among the Company, 1616 Holdings, Inc., Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2022)

21.1    List of Subsidiaries of the Company (filed herewith)

23.1    Consent of KPMG LLP (filed herewith)

31.1    Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2     Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101*    The following financial information from this Annual Report on Form 10-K, formatted in Inline XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of January 28, 2023 and January 29, 2022; (ii) the Consolidated Statements of Operations for Fiscal Years 2022, 2021, and 2020; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for Fiscal Years 2022, 2021, and 2020; (iv) the Consolidated Statements of Cash Flows for Fiscal Years 2022, 2021, and 2020 and (v) the Notes to Consolidated Financial Statements, in each case, tagged in detail.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Philadelphia, Pennsylvania, on the 16th day of March 2023.

FIVE BELOW, INC.
By: /s/ Joel D. Anderson
Name: Joel D. Anderson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas G. Vellios Thomas G. Vellios	Non-Executive Chairman of the Board	March 16, 2023
/s/ Joel D. Anderson Joel D. Anderson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2023
/s/ Kenneth R. Bull Kenneth R. Bull	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2023
/s/ Kathleen S. Barclay Kathleen S. Barclay	Director	March 16, 2023
/s/ Catherine E. Buggeln Catherine E. Buggeln	Director	March 16, 2023
/s/ Michael F. Devine III Michael F. Devine III	Director	March 16, 2023
/s/ Bernard J. Kim Bernard J. Kim	Director	March 16, 2023
/s/ Dinesh Lathi Dinesh Lathi	Director	March 16, 2023
/s/ Richard L. Markee Richard L. Markee	Director	March 16, 2023
/s/ Thomas M. Ryan Thomas M. Ryan	Director	March 16, 2023
/s/ Ronald L. Sargent Ronald L. Sargent	Director	March 16, 2023
/s/ Zuhairah S. Washington Zuhairah S. Washington	Director	March 16, 2023