Form 10-Q
period 2023-04-29
FIVE BELOW, INC
filed 2023-06-02
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2023.
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
Commission file number: 001-35600

Five Below, Inc.
(Exact name of Registrant as Specified in its Charter)

Pennsylvania	75-3000378
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

701 Market Street
Suite 300
Philadelphia
Pennsylvania	19106
(Address of Principal Executive Offices)	(Zip Code)

(215) 546-7909
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	FIVE	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 1, 2023 was 55,664,029.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	April 29, 2023	January 28, 2023	April 30, 2022
Assets
Current assets:
Cash and cash equivalents	$335,286	$332,324	$120,501
Short-term investment securities	88,241	66,845	189,140
Inventories	534,389	527,720	504,182
Prepaid income taxes and tax receivable	8,898	8,898	4,511
Prepaid expenses and other current assets	116,689	130,592	87,280
Total current assets	1,083,503	1,066,379	905,614
Property and equipment, net of accumulated depreciation and amortization of $483,213, $454,027, and $387,168, respectively.	944,375	925,530	799,765
Operating lease assets	1,336,588	1,319,132	1,232,246
Long-term investment securities	—	—	10,182
Other assets	16,043	13,870	12,973
	$3,380,509	$3,324,911	$2,960,780

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	234,492	221,120	230,282
Income taxes payable	27,751	19,928	35,767
Accrued salaries and wages	13,390	25,420	13,089
Other accrued expenses	135,463	136,316	140,849
Operating lease liabilities	207,458	199,776	174,400
Total current liabilities	618,554	602,560	594,387
Other long-term liabilities	4,626	4,296	3,807
Long-term operating lease liabilities	1,310,465	1,296,975	1,209,785
Deferred income taxes	59,563	59,151	37,859
Total liabilities	1,993,208	1,962,982	1,845,838
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,665,239, 55,537,221, and 55,491,361 shares, respectively.	556	555	555
Additional paid-in capital	248,677	260,784	242,607
Retained earnings	1,138,068	1,100,590	871,780
Total shareholders’ equity	1,387,301	1,361,929	1,114,942
	$3,380,509	$3,324,911	$2,960,780
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net sales	$726,247	$639,596
Cost of goods sold	491,443	432,819
Gross profit	234,804	206,777
Selling, general and administrative expenses	192,392	164,448
Operating income	42,412	42,329
Interest income (expense) and other income (expense), net	3,647	(237)
Income before income taxes	46,059	42,092
Income tax expense	8,581	9,374
Net income	$37,478	$32,718
Basic income per common share	$0.67	$0.59
Diluted income per common share	$0.67	$0.59
Weighted average shares outstanding:
Basic shares	55,650,375	55,647,200
Diluted shares	55,777,010	55,834,287
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, January 28, 2023	55,537,221	$555	$260,784	$1,100,590	$1,361,929
Share-based compensation expense	—	—	3,624	—	3,624
Issuance of unrestricted stock awards	579	—	112	—	112
Exercise of options to purchase common stock	600	—	24	—	24
Vesting of restricted stock units and performance-based restricted stock units	208,461	2	—	—	2
Common shares withheld for taxes	(81,622)	(1)	(15,867)	—	(15,868)
Net Income	—	—	—	37,478	37,478
Balance, April 29, 2023	55,665,239	$556	$248,677	$1,138,068	$1,387,301

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, January 29, 2022	55,662,400	$556	$280,666	$839,062	$1,120,284
Share-based compensation expense	—	—	5,857	—	5,857
Issuance of unrestricted stock awards	718	—	117	—	117
Exercise of options to purchase common stock	2,402	—	79	—	79
Vesting of restricted stock units and performance-based restricted stock units	99,124	1	—	—	1
Common shares withheld for taxes	(26,151)	—	(4,107)	—	(4,107)
Repurchase and retirement of common stock	(247,132)	(2)	(40,005)	—	(40,007)
Net Income	—	—	—	32,718	32,718
Balance, April 30, 2022	55,491,361	555	242,607	$871,780	$1,114,942
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Operating activities:
Net income	$37,478	$32,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,186	23,977
Share-based compensation expense	3,760	5,998
Deferred income tax expense	412	1,703
Other non-cash expenses (income)	36	(455)
Changes in operating assets and liabilities:
Inventories	(6,669)	(49,078)
Prepaid income taxes and tax receivable	—	6,814
Prepaid expenses and other assets	11,695	4,878
Accounts payable	6,878	33,883
Income taxes payable	7,823	7,671
Accrued salaries and wages	(12,030)	(40,450)
Operating leases	3,716	4,341
Other accrued expenses	3,006	10,117
Net cash provided by operating activities	85,291	42,117
Investing activities:
Purchases of investment securities and other investments	(77,848)	(5,005)
Sales, maturities, and redemptions of investment securities	56,452	120,541
Capital expenditures	(45,091)	(58,091)
Net cash (used in) provided by investing activities	(66,487)	57,445
Financing activities:
Repurchase and retirement of common stock	—	(40,007)
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	26	80
Common shares withheld for taxes	(15,868)	(4,107)
Net cash used in financing activities	(15,842)	(44,034)
Net increase in cash and cash equivalents	2,962	55,528
Cash and cash equivalents at beginning of period	332,324	64,973
Cash and cash equivalents at end of period	$335,286	$120,501

Supplemental disclosures of cash flow information:
Non-cash investing activities
Increase (Decrease) in accrued purchases of property and equipment	$2,941	$(12,478)
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1) Summary of Significant Accounting Policies
(a)Description of Business
Five Below, Inc. is a specialty value retailer offering merchandise targeted at the tween and teen demographic. The Company offers an edited assortment of products, with most priced at $5 and below. As used herein, “Five Below,” the “Company,” refers to Five Below, Inc. (collectively with its wholly owned subsidiaries), except as expressly indicated or unless the context otherwise requires. As used herein, references to “Crew” refer to our employees, and references to “Shipcenters” refer to our distribution and logistics centers.
The Company’s edited assortment of products includes select brands and licensed merchandise. The Company believes its merchandise is readily available, and that there are a number of potential vendors that could be utilized, if necessary, under approximately the same terms the Company is currently receiving; thus, it is not dependent on a single vendor or a group of vendors.
The Company is incorporated in the Commonwealth of Pennsylvania and, as of April 29, 2023, operated in 43 states, which does not include Alaska, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming. As of April 29, 2023 and April 30, 2022, the Company operated 1,367 stores and 1,225 stores, respectively, each operating under the name “Five Below.” The Company also offers our merchandise on the internet, through the Company's fivebelow.com e-commerce website as well as with an on demand third party delivery service to enable our customers to shop online and receive convenient same day delivery.
(b)Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2023" or "fiscal 2023" refer to the period from January 29, 2023 to February 3, 2024, which is a 53-week fiscal year. References to "fiscal year 2022" or "fiscal 2022" refer to the period from January 30, 2022 to January 28, 2023, which is a 52-week fiscal year. The fiscal quarters ended April 29, 2023 and April 30, 2022 refer to the thirteen weeks ended as of those dates.
(c)Basis of Presentation
The consolidated balance sheets as of April 29, 2023 and April 30, 2022, the consolidated statements of operations for the thirteen weeks ended April 29, 2023 and April 30, 2022, the consolidated statements of shareholders’ equity for the thirteen weeks ended April 29, 2023 and April 30, 2022 and the consolidated statements of cash flows for the thirteen weeks ended April 29, 2023 and April 30, 2022 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended April 29, 2023 and April 30, 2022. The balance sheet as of January 28, 2023, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2022 as filed with the Securities and Exchange Commission on March 16, 2023 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended January 28, 2023 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen weeks April 29, 2023 and April 30, 2022 are not necessarily indicative of the consolidated operating results for the year ending February 3, 2024 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.
(d)Recently Issued Accounting Pronouncements
In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations, which requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments in this ASU are effective for the first quarter of 2023, except for the amendment on roll-forward information, which is effective for the first quarter of 2024, with early adoption permitted. The Company adopted this guidance on January 29, 2023, and determined that the impact of the adoption of ASU 2022-04 did not have a material impact on its consolidated financial statements.

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
As of April 29, 2023, January 28, 2023 and April 30, 2022, the Company had cash equivalents of $322.0 million, $313.2 million and $50.7 million, respectively. The Company’s cash equivalents typically consist of cash management solutions, credit and debit card receivables, money market funds, corporate bonds and municipal bonds with original maturities of 90 days or less. Fair value for cash equivalents was determined based on Level 1 inputs.
As of April 29, 2023, January 28, 2023 and April 30, 2022, the Company's investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of April 29, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$88,241	$—	$35	$88,206
Total	$88,241	$—	$35	$88,206

	As of January 28, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$66,845	$—	$292	$66,553
Total	$66,845	$—	$292	$66,553

	As of April 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$159,145	$—	$1,134	$158,011
Municipal bonds	29,995	—	64	29,931
Total	$189,140	$—	$1,198	$187,942

Long-term:
Corporate bonds	$10,182	$—	$205	$9,977
Total	$10,182	$—	$205	$9,977
Short-term investment securities as of April 29, 2023, January 28, 2023 and April 30, 2022 all mature in one year or less. Long-term investment securities as of April 30, 2022 all mature after one year but in less than three years.
(g)Prepaid Expenses and Other Current Assets
Prepaid expenses as of April 29, 2023, January 28, 2023 and April 30, 2022 were $30.3 million, $25.9 million, and $29.4 million, respectively. Other current assets as of April 29, 2023, January 28, 2023 and April 30, 2022 were $86.4 million, $104.7 million, and $57.9 million, respectively.
(h)Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $40.0 million, $43.6 million, and $29.3 million as of April 29, 2023, January 28, 2023 and April 30, 2022, respectively.
(i)Deferred Compensation
The Five Below, Inc. Nonqualified Deferred Compensation Plan (the "Deferred Comp Plan") and a related, irrevocable grantor trust (the "Trust") provides eligible key crew with the opportunity to elect to defer up to 80% of their eligible compensation. The Company may make discretionary contributions, at the discretion of the Board. Payments under the Deferred Comp Plan will be made from the general assets of the Company or from the assets of the Trust, funded by the Company. The related liability is recorded as deferred compensation and included in other long-term liabilities in the consolidated balance sheets.
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

Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and snack and seasonal (dollars in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	April 29, 2023		April 30, 2022
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure (1)	$350,201	48.2%	$320,379	50.1%
Fashion and home	195,832	27.0%	174,234	27.2%
Snack and seasonal (1)	180,214	24.8%	144,983	22.7%
Total	$726,247	100.0%	$639,596	100.0%
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
During the thirteen weeks ended April 29, 2023, the Company committed to 95 new store leases with average terms of approximately 10 years that have future minimum lease payments of approximately $154.3 million.
All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of April 29, 2023 and April 30, 2022, the weighted average remaining lease term for the Company's operating leases was 7.3 years and 7.8 years, respectively, and the weighted average discount rate was 5.3% and 5.2%, respectively.
The following table is a summary of the Company's components for net lease costs (in thousands):

	Thirteen Weeks Ended
Lease Cost	April 29, 2023	April 30, 2022
Operating lease cost	$62,346	$55,164
Variable lease cost	18,210	15,625
Net lease cost*	$80,556	$70,789

* Excludes short-term lease cost, which is immaterial.

The following table summarizes the maturity of lease liabilities under operating leases as of April 29, 2023 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2023	$207,875
2024	266,213
2025	251,725
2026	236,042
2027	214,289
After 2027	643,952
Total lease payments	1,820,096
Less: imputed interest	302,173
Present value of lease liabilities	$1,517,923

The following table summarizes the supplemental cash flow disclosures related to leases (in thousands):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (1)	$58,764	$50,531
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$57,182	$98,333
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
The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Numerator:
Net income	$37,478	$32,718
Denominator:
Weighted average common shares outstanding - basic	55,650,375	55,647,200
Dilutive impact of options, restricted stock units and employee stock purchase plan	126,635	187,087
Weighted average common shares outstanding - diluted	55,777,010	55,834,287
Per common share:
Basic income per common share	$0.67	$0.59
Diluted income per common share	$0.67	$0.59
The effects of the assumed vesting of restricted stock units for 18,506 shares of common stock for the thirteen weeks ended April 29, 2023 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
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
The Second Amendment also replaced the existing LIBOR (the "London Interbank Offered Rate") provisions with SOFR (the "Secured Overnight Financing Rate") provisions which converted then outstanding LIBOR loans into SOFR loans and additionally makes a number of other revisions to other provisions of the Credit Agreement. Giving effect to the Second Amendment, outstanding borrowings under the Revolving Credit Facility would accrue interest at floating rates plus an applicable margin ranging from 1.12% to 1.50% for SOFR loans and 0.125% to 0.50% for base rate loans, and letter of credit fees range from 1.125% to 1.50%, in each case based on the average availability under the Revolving Credit Facility.
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
As of April 29, 2023, the Company had no borrowings under the Revolving Credit Facility and had approximately $225 million available under the Revolving Credit Facility.
As of April 29, 2023 and April 30, 2022, the Company was in compliance with the covenants applicable to it under the Credit Agreement.
(6)Commitments and Contingencies
Commitments
Other Contractual Commitments
As of April 29, 2023, the Company has other purchase commitments of approximately $17.1 million consisting of purchase agreements for materials that will be used in the construction of new stores.

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
(7)Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2022 Equity Incentive Plan (the “Plan”), the Company’s Board of Directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key crew and professional service providers. The Plan allows for the issuance of up to a total of 4.3 million shares under the Plan. As of April 29, 2023, approximately 3.4 million stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s Board of Directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity during the thirteen weeks ended April 29, 2023 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance as of January 28, 2023	18,026	$34.92	1.8
Granted	—	—
Forfeited	—	—
Exercised	(600)	40.03
Balance as of April 29, 2023	17,426	34.75	1.6
Exercisable as of April 29, 2023	17,426	$34.75	1.6

The fair value of each option award granted to crew, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted or forfeited during the thirteen weeks ended April 29, 2023.
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
RSU and PSU activity during the thirteen weeks ended April 29, 2023 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of January 28, 2023	226,389	$142.20	458,062	$163.56
Granted	56,405	200.68	125,706	245.19
Vested	(51,269)	137.16	(157,192)	151.73
Forfeited	(8,853)	149.20	(119,026)	156.71
Non-vested balance as of April 28, 2023	222,672	$157.89	307,550	$205.63
In connection with the vesting of RSUs and PSUs during the thirteen weeks ended April 29, 2023, the Company withheld 81,622 shares with an aggregate value of $15.9 million in satisfaction of minimum tax withholding obligations due upon vesting.
In connection with the vesting of RSUs and PSUs during the thirteen weeks ended April 30, 2022, the Company withheld 26,151 shares with an aggregate value of $4.1 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of April 29, 2023, there was $50.5 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.7 years.
Share Repurchase Program
On March 20, 2018, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company's common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. This program expired on March 31, 2021.
On March 9, 2021, the Company's Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through March 31, 2024. In fiscal 2021, the Company purchased 368,699 shares at an aggregate cost of approximately $60.0 million, or average price of $162.75 per share. In fiscal 2022, the Company purchased 247,132 shares at an aggregate cost of approximately $40.0 million, or average price of $161.88 per share. The Company has exhausted repurchases under this program.
On June 14, 2022, the Company's Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through June 30, 2025. As of April 29, 2023, the Company has not made any repurchases under this program.
Since approval of the share repurchase program in March 2018, the Company has purchased approximately 1,100,000 shares for an aggregate cost of approximately $150 million.

(8)Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen weeks ended April 29, 2023 and April 30, 2022 (dollars in thousands):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Income before income taxes	$46,059	$42,092
Income tax expense	$8,581	$9,374
Effective tax rate	18.6%	22.3%
The effective tax rates for the thirteen weeks ended April 29, 2023 and April 30, 2022 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen weeks ended April 29, 2023 was lower than the thirteen weeks ended April 30, 2022 primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" with respect to the requirements to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets, partially offset by non-deductible expenses.
The Company had no material accrual for uncertain tax positions or interest and/or penalties related to income taxes on the Company’s balance sheets as of April 29, 2023, January 28, 2023 or April 30, 2022 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen weeks ended April 29, 2023 or April 30, 2022.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended January 28, 2023 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen weeks ended April 29, 2023 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2023" or "fiscal 2023" refer to the period from January 29, 2023 to February 3, 2024, which is a 53-week fiscal year. References to "fiscal year 2022" or "fiscal 2022" refer to the period from January 30, 2022 to January 28, 2023, which is a 52-week fiscal year. The fiscal quarters ended April 29, 2023 and April 30, 2022 refer to the thirteen weeks ended as of those dates.Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.
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
Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiaries as "we," "us," or "our") is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, with most priced at $5 and below, including select brands and licensed merchandise across our category worlds. In fiscal 2019, we rolled out new pricing to our full chain, increasing prices on certain products over $5. Most of our products remain at $5 and below. As of April 29, 2023, we operated 1,367 stores in 43 states.
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

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$726.2	$639.6
Cost of goods sold	491.4	432.8
Gross profit	234.8	206.8
Selling, general and administrative expenses	192.4	164.4
Operating income	42.4	42.3
Interest income (expense) and other income (expense), net	3.6	(0.2)
Income before income taxes	46.1	42.1
Income tax expense	8.6	9.4
Net income	$37.5	$32.7
Percentage of Net Sales (1):
Net sales	100.0%	100.0%
Cost of goods sold	67.7	67.7
Gross profit	32.3	32.3
Selling, general and administrative expenses	26.5	25.7
Operating income	5.8	6.6
Interest income (expense) and other income (expense), net	0.5	—
Income before income taxes	6.3	6.6
Income tax expense	1.2	1.5
Net income	5.2%	5.1%
Operational Data:
Total stores at end of period	1,367	1,225
Comparable sales increase (decrease)	2.7%	(3.6)%
Average net sales per store (2)	$0.5	$0.5

(1)Components may not add to total due to rounding.
(2)Only includes stores that opened before the beginning of the thirteen weeks ended.

Thirteen Weeks Ended April 29, 2023 Compared to the Thirteen Weeks Ended April 30, 2022
Net Sales
Net sales increased to $726.2 million in the thirteen weeks ended April 29, 2023 from $639.6 million in the thirteen weeks ended April 30, 2022, an increase of $86.6 million, or 13.5%. The increase was the result of a non-comparable sales increase of $69.8 million and a comparable sales increase of $16.8 million. The increase in non-comparable sales was primarily driven by the number of stores that opened in fiscal 2022 but have not been open for 15 full months and new stores that opened in fiscal 2023.
Comparable sales increased 2.7%. This increase resulted from an increase of approximately 3.9% in the number of transactions, partially offset by a decrease of approximately 1.2% in the average dollar value of transactions.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $491.4 million in the thirteen weeks ended April 29, 2023 from $432.8 million in the thirteen weeks ended April 30, 2022, an increase of $58.6 million, or 13.5%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods sold resulting from the increase in net sales. Also contributing to the increase in cost of goods sold was an increase in store occupancy costs primarily resulting from new store openings.
Gross profit increased to $234.8 million in the thirteen weeks ended April 29, 2023 from $206.8 million in the thirteen weeks ended April 30, 2022, an increase of $28.0 million, or 13.6%. Gross margin was 32.3% in the thirteen weeks ended April 29, 2023, which was consistent with the thirteen weeks ended April 30, 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $192.4 million in the thirteen weeks ended April 29, 2023 from $164.4 million in the thirteen weeks ended April 30, 2022, an increase of $28.0 million, or 17.0%. As a percentage of net sales, selling, general and administrative expenses increased approximately 80 basis points to 26.5% in the thirteen weeks ended April 29, 2023 from 25.7% in the thirteen weeks ended April 30, 2022. The increase in selling, general and administrative expenses was the result of increases of $19.9 million in store-related expenses and $8.1 million in corporate-related expenses primarily to support new store growth.
Income Tax Expense
Income tax expense decreased to $8.6 million in the thirteen weeks ended April 29, 2023 from $9.4 million in the thirteen weeks ended April 30, 2022, a decrease of $0.8 million or 8.5%. The decrease in income tax expense was primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," with respect to the requirements to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets, partially offset by the $4.0 million increase in pre-tax income.
Our effective tax rate for the thirteen weeks ended April 29, 2023 was 18.6% compared to 22.3% in the thirteen weeks ended April 30, 2022. Our effective tax rate for the thirteen weeks ended April 29, 2023 was lower than the comparable prior year period primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," partially offset by non-deductible expenses.
Net Income
As a result of the foregoing, net income increased to $37.5 million in the thirteen weeks ended April 29, 2023 from $32.7 million in the thirteen weeks ended April 30, 2022, an increase of $4.8 million or 14.5%.
Liquidity and Capital Resources
Overview
Cash capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make cash capital expenditures of approximately $335 million in fiscal 2023, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations, cash on hand, investments and, as needed, borrowings under our Revolving Credit Facility. We expect to incur approximately $155 million of our cash capital expenditure budget in fiscal 2023 to construct and open over 200 new stores with the remainder projected to be spent on our store relocations and remodels, our shipcenters and our corporate infrastructure.

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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on-hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility, which expires in September 2027, as needed, and we expect that funding to continue. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. As of April 29, 2023, we did not have any direct borrowings under our Revolving Credit Facility and had approximately $225 million available on the line of credit.
On March 20, 2018, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock through March 31, 2021, on the open market, in privately negotiated transactions, or otherwise. This program expired on March 31, 2021.
On March 9, 2021, our Board of Directors approved a new share repurchase program for up to $100 million of our common stock through March 31, 2024. In fiscal 2021, we purchased 368,699 shares at an aggregate cost of approximately $60.0 million, or an average price of $162.75 per share. In fiscal 2022, we purchased 247,132 shares at an aggregate cost of approximately $40.0 million, or an average price of $161.88 per share. We have exhausted repurchases under this program.
On June 14, 2022, our Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through June 30, 2025. As of April 29, 2023, we have not made any repurchases under this program.
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
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net cash provided by operating activities	$85.3	$42.1
Net cash (used in) provided by investing activities	(66.5)	57.4
Net cash used in financing activities	(15.8)	(44.0)
Net increase during period in cash and cash equivalents (1)	$3.0	$55.5
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for the thirteen weeks ended April 29, 2023 was $85.3 million, an increase of $43.2 million compared to the thirteen weeks ended April 30, 2022. The increase was primarily due to changes in working capital and an increase in operating cash flows from store performance.
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the thirteen weeks ended April 29, 2023 was $66.5 million, an increase of $123.9 million compared to the thirteen weeks ended April 30, 2022. The increase was primarily due to an increase in net purchases of investment securities and other investments, partially offset by a decrease in capital expenditures.

Cash Used in Financing Activities
Net cash used in financing activities for the thirteen weeks ended April 29, 2023 was $15.8 million, a decrease of $28.2 million compared to the thirteen weeks ended April 30, 2022. The decrease was primarily due to a decrease in the repurchase and retirement of common stock, partially offset by an increase in common shares withheld for taxes.
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
The Second Amendment also replaced the existing LIBOR (the "London Interbank Offered Rate") provisions with SOFR (the "Secured Overnight Financing Rate") provisions which converted then outstanding LIBOR loans into SOFR loans and additionally makes a number of other revisions to other provisions of the Credit Agreement. Giving effect to the Second Amendment, outstanding borrowings under the Revolving Credit Facility would accrue interest at floating rates plus an applicable margin ranging from 1.12% to 1.50% for SOFR loans and 0.125% to 0.50% for base rate loans, and letter of credit fees range from 1.125% to 1.50%, in each case based on the average availability under the Revolving Credit Facility.
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

As of April 29, 2023, we had no borrowings under the Revolving Credit Facility and had approximately $225 million available under the Revolving Credit Facility.
As of April 29, 2023 and April 30, 2022, we were in compliance with the covenants applicable to it under the Credit Agreement.
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
From January 29, 2023 to April 29, 2023, we have entered into 95 new fully executed retail leases with average terms of approximately 10 years and other lease modifications that have future minimum lease payments of approximately $154.3 million.
Off-Balance Sheet Arrangements
For the thirteen weeks ended April 29, 2023, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of April 29, 2023, we had approximately $225 million available on the line of credit. The Credit Agreement provides that the interest rate payable on borrowings shall be, at the Company’s option, a per annum rate equal to (a) a base rate plus an applicable margin ranging from 0.125% to 0.50% or (b) SOFR plus a margin ranging from 1.12% to 1.50%. Letter of credit fees range from 1.125% to 1.50%. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended April 29, 2023, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1†
Amendment dated March 13, 2023 to Employment Letter Agreement dated April 16, 2012 by and between Kenneth R. Bull and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2023, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of April 29, 2023, January 28, 2023 and April 30, 2022; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended April 29, 2023 and April 30, 2022; (iii) the Unaudited Consolidated Statements of Shareholders’ Equity for the Thirteen Weeks Ended April 29, 2023 and April 30, 2022; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirteen Weeks Ended April 29, 2023 and April 30, 2022 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

104*	Coverage Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

*	Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE BELOW, INC.

Date: June 2, 2023	/s/ Joel D. Anderson
Joel D. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: June 2, 2023	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)