Form 10-Q
period 2023-07-29
FIVE BELOW, INC
filed 2023-08-31
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2023.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 30, 2023 was 55,685,733.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	July 29, 2023	January 28, 2023	July 30, 2022
Assets
Current assets:
Cash and cash equivalents	$334,544	$332,324	$155,101
Short-term investment securities	101,813	66,845	117,315
Inventories	543,621	527,720	569,201
Prepaid income taxes and tax receivable	10,524	8,898	14,371
Prepaid expenses and other current assets	121,424	130,592	107,771
Total current assets	1,111,926	1,066,379	963,759
Property and equipment, net of accumulated depreciation and amortization of $514,097, $454,027, and $412,312, respectively.	1,013,686	925,530	842,002
Operating lease assets	1,407,474	1,319,132	1,267,316
Other assets	16,322	13,870	13,149
	$3,549,408	$3,324,911	$3,086,226

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	249,093	221,120	266,114
Income taxes payable	—	19,928	—
Accrued salaries and wages	26,279	25,420	19,983
Other accrued expenses	162,919	136,316	159,976
Operating lease liabilities	211,177	199,776	184,450
Total current liabilities	649,468	602,560	630,523
Other long-term liabilities	4,925	4,296	4,077
Long-term operating lease liabilities	1,394,698	1,296,975	1,247,631
Deferred income taxes	60,171	59,151	41,414
Total liabilities	2,109,262	1,962,982	1,923,645
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,686,858, 55,537,221, and 55,507,931 shares, respectively.	556	555	555
Additional paid-in capital	254,687	260,784	248,902
Retained earnings	1,184,903	1,100,590	913,124
Total shareholders’ equity	1,440,146	1,361,929	1,162,581
	$3,549,408	$3,324,911	$3,086,226
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	$758,981	$668,927	$1,485,228	$1,308,523
Cost of goods sold	494,402	440,418	985,845	873,237
Gross profit	264,579	228,509	499,383	435,286
Selling, general and administrative expenses	205,985	172,498	398,377	336,946
Operating income	58,594	56,011	101,006	98,340
Interest income (expense) and other income (expense), net	4,342	95	7,989	(142)
Income before income taxes	62,936	56,106	108,995	98,198
Income tax expense	16,101	14,762	24,682	24,136
Net income	$46,835	$41,344	$84,313	$74,062
Basic income per common share	$0.84	$0.74	$1.51	$1.33
Diluted income per common share	$0.84	$0.74	$1.51	$1.33
Weighted average shares outstanding:
Basic shares	55,675,357	55,498,471	55,662,930	55,572,425
Diluted shares	55,801,507	55,646,039	55,789,323	55,739,752
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, January 28, 2023	55,537,221	$555	$260,784	$1,100,590	$1,361,929
Share-based compensation expense	—	—	3,624	—	3,624
Issuance of unrestricted stock awards	579	—	112	—	112
Exercise of options to purchase common stock	600	—	24	—	24
Vesting of restricted stock units and performance-based restricted stock units	208,461	2	—	—	2
Common shares withheld for taxes	(81,622)	(1)	(15,867)	—	(15,868)
Net Income	—	—	—	37,478	37,478
Balance, April 29, 2023	55,665,239	$556	$248,677	$1,138,068	$1,387,301
Share-based compensation expense	—	—	5,713	—	5,713
Issuance of unrestricted stock awards	539	—	112	—	112
Exercise of options to purchase common stock	700	—	28	—	28
Vesting of restricted stock units and performance-based restricted stock units	19,517	—	—	—	—
Common shares withheld for taxes	(1,437)	—	(283)	—	(283)
Issuance of common stock to employees under employee stock purchase plan	2,300	—	440	—	440
Net Income	—	—	—	46,835	46,835
Balance, July 29, 2023	55,686,858	$556	$254,687	$1,184,903	$1,440,146

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, January 29, 2022	55,662,400	$556	$280,666	$839,062	$1,120,284
Share-based compensation expense	—	—	5,857	—	5,857
Issuance of unrestricted stock awards	718	—	117	—	117
Exercise of options to purchase common stock	2,402	—	79	—	79
Vesting of restricted stock units and performance-based restricted stock units	99,124	1	—	—	1
Common shares withheld for taxes	(26,151)	—	(4,107)	—	(4,107)
Repurchase and retirement of common stock	(247,132)	(2)	(40,005)	—	(40,007)
Net Income	—	—	—	32,718	32,718
Balance, April 30, 2022	55,491,361	$555	$242,607	$871,780	$1,114,942
Share-based compensation expense	—	—	6,007	—	6,007
Issuance of unrestricted stock awards	864	—	116	—	116
Exercise of options to purchase common stock	550	—	22	—	22
Vesting of restricted stock units and performance-based restricted stock units	13,625	—	—	—	—
Common shares withheld for taxes	(2,681)	—	(314)	—	(314)
Issuance of common stock to employees under employee stock purchase plan	4,212	—	464	—	464
Net Income	—	—	—	41,344	41,344
Balance, July 30, 2022	55,507,931	$555	$248,902	$913,124	$1,162,581
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
Operating activities:
Net income	$84,313	$74,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,068	49,120
Share-based compensation expense	9,605	12,139
Deferred income tax expense	1,021	5,258
Other non-cash expenses	72	281
Changes in operating assets and liabilities:
Inventories	(15,901)	(114,097)
Prepaid income taxes and tax receivable	(1,626)	(3,046)
Prepaid expenses and other assets	6,644	(15,967)
Accounts payable	17,674	64,908
Income taxes payable	(19,928)	(28,096)
Accrued salaries and wages	859	(33,556)
Operating leases	20,782	17,167
Other accrued expenses	5,685	17,984
Net cash provided by operating activities	169,268	46,157
Investing activities:
Purchases of investment securities and other investments	(128,950)	(21,848)
Sales, maturities, and redemptions of investment securities	93,982	219,391
Capital expenditures	(116,423)	(109,710)
Net cash (used in) provided by investing activities	(151,391)	87,833
Financing activities:
Net proceeds from issuance of common stock	440	464
Repurchase and retirement of common stock	—	(40,007)
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	54	102
Common shares withheld for taxes	(16,151)	(4,421)
Net cash used in financing activities	(15,657)	(43,862)
Net increase in cash and cash equivalents	2,220	90,128
Cash and cash equivalents at beginning of period	332,324	64,973
Cash and cash equivalents at end of period	$334,544	$155,101

Supplemental disclosures of cash flow information:
Non-cash investing activities
Increase in accrued purchases of property and equipment	$31,801	$3,841
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of July 29, 2023, operated in 43 states, which does not include Alaska, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming. As of July 29, 2023 and July 30, 2022, the Company operated 1,407 stores and 1,252 stores, respectively, each operating under the name “Five Below.” The Company also sells its merchandise on the internet, through the Company's fivebelow.com e-commerce website, offering home delivery and the option to buy online and pick up in store. Additionally, the Company sells merchandise through on-demand third-party services to enable its customers to shop online and receive convenient delivery.
(b)Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2023" or "fiscal 2023" refer to the period from January 29, 2023 to February 3, 2024, which is a 53-week fiscal year. References to "fiscal year 2022" or "fiscal 2022" refer to the period from January 30, 2022 to January 28, 2023, which is a 52-week fiscal year. The fiscal quarters ended July 29, 2023 and July 30, 2022 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended July 29, 2023 and July 30, 2022 refer to the twenty-six weeks ended as of those dates.
(c)Basis of Presentation
The consolidated balance sheets as of July 29, 2023 and July 30, 2022, the consolidated statements of operations for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022, the consolidated statements of shareholders’ equity for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022 and the consolidated statements of cash flows for the twenty-six weeks ended July 29, 2023 and July 30, 2022 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended July 29, 2023 and July 30, 2022. The balance sheet as of January 28, 2023, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2022 as filed with the Securities and Exchange Commission on March 16, 2023 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended January 28, 2023 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen and twenty-six weeks July 29, 2023 and July 30, 2022 are not necessarily indicative of the consolidated operating results for the year ending February 3, 2024 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.
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
As of July 29, 2023, January 28, 2023 and July 30, 2022, the Company had cash equivalents of $297.6 million, $313.2 million and $115.0 million, respectively. The Company’s cash equivalents typically consist of cash management solutions, credit and debit card receivables, money market funds, corporate bonds and municipal bonds with original maturities of 90 days or less. Fair value for cash equivalents was determined based on Level 1 inputs.
As of July 29, 2023, January 28, 2023 and July 30, 2022, the Company's investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of July 29, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$101,813	$—	$18	$101,795
Total	$101,813	$—	$18	$101,795

	As of January 28, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$66,845	$—	$292	$66,553
Total	$66,845	$—	$292	$66,553

	As of July 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$110,692	$—	$1,104	$109,588
Municipal bonds	6,623	—	3	6,620
Total	$117,315	$—	$1,107	$116,208
Short-term investment securities as of July 29, 2023, January 28, 2023 and July 30, 2022 all mature in one year or less.
(g)Prepaid Expenses and Other Current Assets
Prepaid expenses as of July 29, 2023, January 28, 2023 and July 30, 2022 were $33.1 million, $25.9 million, and $33.0 million, respectively. Other current assets as of July 29, 2023, January 28, 2023 and July 30, 2022 were $88.3 million, $104.7 million, and $74.8 million, respectively.
(h)Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $65.1 million, $43.6 million, and $40.8 million as of July 29, 2023, January 28, 2023 and July 30, 2022, respectively.
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
Revenue from store operations, including third party delivery services, is recognized at the point of sale when control of the product is transferred to the customer at such time. Internet sales, through the Company's fivebelow.com e-commerce website, are recognized when the customer receives the product as control transfers upon delivery. Returns subsequent to the period end are immaterial; accordingly, no significant reserve has been recorded. Gift card sales to customers are initially recorded as liabilities and recognized as sales upon redemption for merchandise or as breakage revenue in proportion to the pattern of redemption of the gift cards by the customer in net sales.
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

Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and snack and seasonal (dollars in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	July 29, 2023		July 30, 2022
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure (1)	$360,110	47.5%	$320,808	48.0%
Fashion and home	219,668	28.9%	198,313	29.6%
Snack and seasonal (1)	179,203	23.6%	149,806	22.4%
Total	$758,981	100.0%	$668,927	100.0%

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023		July 30, 2022
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure (1)	$710,308	47.8%	$641,188	49.0%
Fashion and home	415,505	28.0%	372,548	28.5%
Snack and seasonal (1)	359,415	24.2%	294,787	22.5%
Total	$1,485,228	100.0%	$1,308,523	100.0%
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
During the thirteen weeks ended July 29, 2023, the Company committed to 57 new store leases with average terms of approximately 10 years that have future minimum lease payments of approximately $116.7 million.
All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of July 29, 2023 and July 30, 2022, the weighted average remaining lease term for the Company's operating leases was 7.4 years and 7.7 years, respectively, and the weighted average discount rate was 5.2% and 5.2%, respectively.
The following table is a summary of the Company's components for net lease costs (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Lease Cost	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Operating lease cost	$65,081	$56,515	$127,427	$111,679
Variable lease cost	18,536	14,497	36,746	30,122
Net lease cost*	$83,617	$71,012	$164,173	$141,801

* Excludes short-term lease cost, which is immaterial.

The following table summarizes the maturity of lease liabilities under operating leases as of July 29, 2023 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2023	$142,003
2024	283,303
2025	270,261
2026	254,887
2027	234,040
After 2027	744,699
Total lease payments	1,929,193
Less: imputed interest	323,318
Present value of lease liabilities	$1,605,875

The following table summarizes the supplemental cash flow disclosures related to leases (in thousands):

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (1)	$108,649	$102,023
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$166,593	$188,968
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

The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Numerator:
Net income	$46,835	$41,344	$84,313	$74,062
Denominator:
Weighted average common shares outstanding - basic	55,675,357	55,498,471	55,662,930	55,572,425
Dilutive impact of options, restricted stock units and employee stock purchase plan	126,150	147,568	126,393	167,327
Weighted average common shares outstanding - diluted	55,801,507	55,646,039	55,789,323	55,739,752
Per common share:
Basic income per common share	$0.84	$0.74	$1.51	$1.33
Diluted income per common share	$0.84	$0.74	$1.51	$1.33
The effects of the assumed vesting of restricted stock units for 464 shares of common stock for the thirteen weeks ended July 29, 2023 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
The effects of the assumed vesting of restricted stock units for 188,656 shares of common stock for the thirteen weeks ended July 30, 2022 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
The effects of the assumed vesting of restricted stock units for 9,485 shares of common stock for the twenty-six weeks ended July 29, 2023 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
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

The Revolving Credit Facility may be increased by up to an additional $150.0 million, subject to certain conditions, including obtaining commitments from one or more Lenders (the "Accordion"). Pursuant to the First Amendment, the Company obtained commitments from the Lenders that would allow the Company at its election (subject only to satisfaction of certain customary conditions such as the absence of any Event of Default), to increase the amount of the Revolving Credit Facility by an aggregate principal amount up to $50.0 million within the Accordion (the "Committed Increase"). The entire amount of the Revolving Credit Facility is available for the issuance of letters of credit and allows for swingline loans.
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
As of July 29, 2023, the Company had no borrowings under the Revolving Credit Facility and had approximately $210 million available under the Revolving Credit Facility.
As of July 29, 2023 and July 30, 2022, the Company was in compliance with the covenants applicable to it under the Credit Agreement.
(6)Commitments and Contingencies
Commitments
Other Contractual Commitments
As of July 29, 2023, the Company has other purchase commitments of approximately $1.8 million consisting of purchase agreements for materials that will be used in the construction of new stores.
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

(7)Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2022 Equity Incentive Plan (the “Plan”), the Company’s Board of Directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key crew and professional service providers. The Plan allows for the issuance of up to a total of 4.3 million shares under the Plan. As of July 29, 2023, approximately 3.4 million stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s Board of Directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity during the twenty-six weeks ended July 29, 2023 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance as of January 28, 2023	18,026	$34.92	1.8
Forfeited	(100)	41.67
Exercised	(1,300)	40.15
Balance as of July 29, 2023	16,626	34.47	1.5
Exercisable as of July 29, 2023	16,626	$34.47	1.5

The fair value of each option award granted to crew, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the twenty-six weeks ended July 29, 2023.
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
RSU and PSU activity during the twenty-six weeks ended July 29, 2023 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of January 28, 2023	226,389	$142.20	458,062	$163.56
Granted	67,048	199.53	129,442	244.95
Vested	(70,786)	133.15	(157,192)	151.73
Forfeited	(12,613)	153.16	(119,026)	156.71
Non-vested balance as of July 29, 2023	210,038	$162.89	311,286	$206.00

In connection with the vesting of RSUs and PSUs during the twenty-six weeks ended July 29, 2023, the Company withheld 83,059 shares with an aggregate value of $16.2 million in satisfaction of minimum tax withholding obligations due upon vesting.
In connection with the vesting of RSUs and PSUs during the twenty-six weeks ended July 30, 2022, the Company withheld 28,832 shares with an aggregate value of $4.4 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of July 29, 2023, there was $46.6 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.5 years.
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
On June 14, 2022, the Company's Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through June 30, 2025. As of July 29, 2023, the Company has not made any repurchases under this program.
Since approval of the share repurchase program in March 2018, the Company has purchased approximately 1,100,000 shares for an aggregate cost of approximately $150 million.
(8)Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022 (dollars in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Income before income taxes	$62,936	$56,106	$108,995	$98,198
Income tax expense	$16,101	$14,762	$24,682	$24,136
Effective tax rate	25.6%	26.3%	22.6%	24.6%
The effective tax rates for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen weeks ended July 29, 2023 was lower than the thirteen weeks ended July 30, 2022 primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" with respect to the requirements to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets. The effective tax rate for the twenty-six weeks ended July 29, 2023 was lower than the twenty-six weeks ended July 30, 2022 primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," partially offset by non-deductible expenses.
The Company had no material accrual for uncertain tax positions or interest and/or penalties related to income taxes on the Company’s balance sheets as of July 29, 2023, January 28, 2023 or July 30, 2022 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen and twenty-six weeks ended July 29, 2023 or July 30, 2022.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended January 28, 2023 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen and twenty-six weeks ended July 29, 2023 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2023" or "fiscal 2023" refer to the period from January 29, 2023 to February 3, 2024, which is a 53-week fiscal year. References to "fiscal year 2022" or "fiscal 2022" refer to the period from January 30, 2022 to January 28, 2023, which is a 52-week fiscal year. The fiscal quarters ended July 29, 2023 and July 30, 2022 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended July 29, 2023 and July 30, 2022 refer to the twenty-six weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or present facts or conditions, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the introduction of new merchandise, and the implementation of our marketing and branding strategies. Forward-looking statements frequently are identified by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or the negative of these terms or other comparable terminology.
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
•natural disasters, adverse weather conditions, pandemic outbreaks, global political events, war, terrorism or civil unrest;
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
Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiaries as "we," "us," or "our") is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, with most priced at $5 and below, including select brands and licensed merchandise across our category worlds. In fiscal 2019, we rolled out new pricing to our full chain, increasing prices on certain products over $5. Most of our products remain at $5 and below. As of July 29, 2023, we operated 1,407 stores in 43 states.
We also offer our merchandise on the internet, through our fivebelow.com e-commerce website, offering home delivery and the option to buy online and pick up in store. Additionally, we sell merchandise through on-demand third-party services to enable our customers to shop online and receive convenient delivery. All e-commerce sales, including shipping and handling revenue, are included in net sales and are included in comparable sales. Our e-commerce expenses will have components classified as both cost of goods sold and selling, general and administrative expenses.
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
The variable component of our cost of goods sold is higher in higher volume quarters because the variable component of our cost of goods sold generally increases as net sales increase. We regularly analyze the components of gross profit as well as gross margin. Any inability to obtain acceptable levels of initial markups, a significant increase in our use of markdowns, and a significant increase in inventory shrinkage or inability to generate sufficient sales leverage on the store occupancy, distribution and buying components of cost of goods sold could have an adverse impact on our gross profit and results of operations. In addition, global supply chain disruptions, the cost of freight and constraints on shipping capacity to transport inventory may have an adverse impact on our gross profit and results of operations, as well as our sales. Changes in the mix of our products may also impact our overall cost of goods sold.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$759.0	$668.9	$1,485.2	$1,308.5
Cost of goods sold	494.4	440.4	985.8	873.2
Gross profit	264.6	228.5	499.4	435.3
Selling, general and administrative expenses	206.0	172.5	398.4	336.9
Operating income	58.6	56.0	101.0	98.3
Interest income (expense) and other income (expense), net	4.3	0.1	8.0	(0.1)
Income before income taxes	62.9	56.1	109.0	98.2
Income tax expense	16.1	14.8	24.7	24.1
Net income	$46.8	$41.3	$84.3	$74.1
Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.1	65.8	66.4	66.7
Gross profit	34.9	34.2	33.6	33.3
Selling, general and administrative expenses	27.1	25.8	26.8	25.8
Operating income	7.7	8.4	6.8	7.5
Interest income (expense) and other income (expense), net	0.6	—	0.5	—
Income before income taxes	8.3	8.4	7.3	7.5
Income tax expense	2.1	2.2	1.7	1.8
Net income	6.2%	6.2%	5.7%	5.7%
Operational Data:
Total stores at end of period	1,407	1,252	1,407	1,252
Comparable sales increase (decrease)	2.7%	(5.8)%	2.7%	(4.8)%
Average net sales per store (2)	$0.5	$0.5	$1.1	$1.1

(1)Components may not add to total due to rounding.
(2)Only includes stores that opened before the beginning of the thirteen weeks ended and twenty-six weeks ended.

Thirteen Weeks Ended July 29, 2023 Compared to the Thirteen Weeks Ended July 30, 2022
Net Sales
Net sales increased to $759.0 million in the thirteen weeks ended July 29, 2023 from $668.9 million in the thirteen weeks ended July 30, 2022, an increase of $90.1 million, or 13.5%. The increase was the result of a non-comparable sales increase of $72.9 million and a comparable sales increase of $17.2 million. The increase in non-comparable sales was primarily driven by the number of stores that opened in fiscal 2022 but have not been open for 15 full months and new stores that opened in fiscal 2023.
Comparable sales increased 2.7%. This increase resulted from an increase of approximately 4.5% in the number of transactions, partially offset by a decrease of approximately 1.8% in the average dollar value of transactions.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $494.4 million in the thirteen weeks ended July 29, 2023 from $440.4 million in the thirteen weeks ended July 30, 2022, an increase of $54.0 million, or 12.3%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods sold resulting from the increase in net sales. Also contributing to the increase in cost of goods sold was an increase in store occupancy costs primarily resulting from new store openings.
Gross profit increased to $264.6 million in the thirteen weeks ended July 29, 2023 from $228.5 million in the thirteen weeks ended July 30, 2022, an increase of $36.1 million, or 15.8%. Gross margin increased to 34.9% in the thirteen weeks ended July 29, 2023 from 34.2% in the thirteen weeks ended July 30, 2022, an increase of approximately 70 basis points. The increase in gross margin was primarily the result of decreases as a percentage of net sales in merchandise cost of goods sold and distribution costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $206.0 million in the thirteen weeks ended July 29, 2023 from $172.5 million in the thirteen weeks ended July 30, 2022, an increase of $33.5 million, or 19.4%. As a percentage of net sales, selling, general and administrative expenses increased approximately 130 basis points to 27.1% in the thirteen weeks ended July 29, 2023 from 25.8% in the thirteen weeks ended July 30, 2022. The increase in selling, general and administrative expenses was the result of increases of $21.9 million in store-related expenses and $11.6 million in corporate-related expenses primarily to support new store growth.
Income Tax Expense
Income tax expense increased to $16.1 million in the thirteen weeks ended July 29, 2023 from $14.8 million in the thirteen weeks ended July 30, 2022, an increase of $1.3 million or 9.1%. The increase in income tax expense was primarily due to the $6.8 million increase in pre-tax income.
Our effective tax rate for the thirteen weeks ended July 29, 2023 was 25.6% compared to 26.3% in the thirteen weeks ended July 30, 2022. Our effective tax rate for the thirteen weeks ended July 29, 2023 was lower than the comparable prior year period primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Net Income
As a result of the foregoing, net income increased to $46.8 million in the thirteen weeks ended July 29, 2023 from $41.3 million in the thirteen weeks ended July 30, 2022, an increase of $5.5 million or 13.3%.
Twenty-Six Weeks Ended July 29, 2023 Compared to the Twenty-Six Weeks Ended July 30, 2022
Net Sales
Net sales increased to $1,485.2 million in the twenty-six weeks ended July 29, 2023 from $1,308.5 million in the twenty-six weeks ended July 30, 2022, an increase of $176.7 million, or 13.5%. The increase was the result of a non-comparable sales increase of $142.6 million and a comparable sales increase of $34.1 million. The increase in non-comparable sales was primarily driven by the number of stores that opened in fiscal 2022 but have not been open for 15 full months and new stores that opened in fiscal 2023.
Comparable sales increased 2.7%. This increase resulted from an increase of approximately 4.2% in the number of transactions, partially offset by a decrease of approximately 1.5% in the average dollar value of transactions.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $985.8 million in the twenty-six weeks ended July 29, 2023 from $873.2 million in the twenty-six weeks ended July 30, 2022, an increase of $112.6 million, or 12.9%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods sold resulting from the increase in net sales. Also contributing to the increase in cost of goods sold was an increase in store occupancy costs primarily resulting from new store openings.
Gross profit increased to $499.4 million in the twenty-six weeks ended July 29, 2023 from $435.3 million in the twenty-six weeks ended July 30, 2022, an increase of $64.1 million, or 14.7%. Gross margin increased to 33.6% in the twenty-six weeks ended July 29, 2023 from 33.3% in the twenty-six weeks ended July 30, 2022, an increase of approximately 30 basis points. The increase in gross margin was primarily the result of a decrease as a percentage of net sales in distribution costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $398.4 million in the twenty-six weeks ended July 29, 2023 from $336.9 million in the twenty-six weeks ended July 30, 2022, an increase of $61.5 million, or 18.2%. As a percentage of net sales, selling, general and administrative expenses increased approximately 100 basis points to 26.8% in the twenty-six weeks ended July 29, 2023 from 25.8% in the twenty-six weeks ended July 30, 2022. The increase in selling, general and administrative expenses was the result of increases of $42.5 million in store-related expenses and $19.0 million in corporate-related expenses primarily to support new store growth.
Income Tax Expense
Income tax expense increased to $24.7 million in the twenty-six weeks ended July 29, 2023 from $24.1 million in the twenty-six weeks ended July 30, 2022, an increase of $0.6 million or 2.3%. The increase in income tax expense was primarily due to the $10.8 million increase in pre-tax income, partially offset by discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Our effective tax rate for the twenty-six weeks ended July 29, 2023 was 22.6% compared to 24.6% in the twenty-six weeks ended July 30, 2022. Our effective tax rate for the twenty-six weeks ended July 29, 2023 was lower than the comparable prior year period primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," partially offset by non-deductible expenses.
Net Income
As a result of the foregoing, net income increased to $84.3 million in the twenty-six weeks ended July 29, 2023 from $74.1 million in the twenty-six weeks ended July 30, 2022, an increase of $10.2 million or 13.8%.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on-hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility, which expires in September 2027, as needed, and we expect that funding to continue. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. As of July 29, 2023, we did not have any direct borrowings under our Revolving Credit Facility and had approximately $210 million available on the line of credit.

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
On June 14, 2022, our Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through June 30, 2025. As of July 29, 2023, we have not made any repurchases under this program.
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
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
Net cash provided by operating activities	$169.3	$46.2
Net cash (used in) provided by investing activities	(151.4)	87.8
Net cash used in financing activities	(15.7)	(43.9)
Net increase during period in cash and cash equivalents (1)	$2.2	$90.1
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for the twenty-six weeks ended July 29, 2023 was $169.3 million, an increase of $123.1 million compared to the twenty-six weeks ended July 30, 2022. The increase was primarily due to changes in working capital and an increase in operating cash flows from store performance, partially offset by an increase in income taxes paid.
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the twenty-six weeks ended July 29, 2023 was $151.4 million, an increase of $239.2 million compared to the twenty-six weeks ended July 30, 2022. The increase was primarily due to an increase in net purchases of investment securities and other investments and an increase in capital expenditures.
Cash Used in Financing Activities
Net cash used in financing activities for the twenty-six weeks ended July 29, 2023 was $15.7 million, a decrease of $28.2 million compared to the twenty-six weeks ended July 30, 2022. The decrease was primarily due to a decrease in the repurchase and retirement of common stock, partially offset by an increase in common shares withheld for taxes.
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
The Revolving Credit Facility may be increased by up to an additional $150.0 million, subject to certain conditions, including obtaining commitments from one or more Lenders (the "Accordion"). Pursuant to the First Amendment, we obtained commitments from the Lenders that would allow us at our election (subject only to satisfaction of certain customary conditions such as the absence of any Event of Default), to increase the amount of the Revolving Credit Facility by an aggregate principal amount up to $50.0 million within the Accordion (the "Committed Increase"). The entire amount of the Revolving Credit Facility is available for the issuance of letters of credit and allows for swingline loans.
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
As of July 29, 2023, we had no borrowings under the Revolving Credit Facility and had approximately $210 million available under the Revolving Credit Facility.
As of July 29, 2023 and July 30, 2022, we were in compliance with the covenants applicable to it under the Credit Agreement.
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
From January 29, 2023 to July 29, 2023, we have entered into 152 new fully executed retail leases with average terms of approximately 10 years and other lease modifications that have future minimum lease payments of approximately $271.0 million.
Off-Balance Sheet Arrangements
For the thirteen weeks ended July 29, 2023, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of July 29, 2023, we had approximately $210 million available on the line of credit. The Credit Agreement provides that the interest rate payable on borrowings shall be, at the Company’s option, a per annum rate equal to (a) a base rate plus an applicable margin ranging from 0.125% to 0.50% or (b) SOFR plus a margin ranging from 1.12% to 1.50%. Letter of credit fees range from 1.125% to 1.50%. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. We seek to minimize the impact of increasing prices and general inflation in a variety of ways, including, with respect to our merchandise, by sourcing from different vendors and changing our product mix. However, we cannot assure that our results of operations and financial condition will not be materially impacted by inflation in the future.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended July 29, 2023, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans - Directors and Section 16 Officers
During the thirteen weeks ended July 29, 2023, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement."

ITEM 6. EXHIBITS
(a) Exhibits

No.	Description
3.1	Amended and Restated Bylaws of Five Below, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2023).

10.1
Offer Letter, dated June 13, 2023., by and between Kristy Chipman and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2023).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2023, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of July 29, 2023, January 28, 2023 and July 30, 2022; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks Ended July 29, 2023 and July 30, 2022; (iii) the Unaudited Consolidated Statements of Shareholders’ Equity for the Thirteen and Twenty-Six Weeks Ended July 29, 2023 and July 30, 2022; (iv) the Unaudited Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 29, 2023 and July 30, 2022 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

104*	Coverage Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

*	Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE BELOW, INC.

Date: August 31, 2023	/s/ Joel D. Anderson
Joel D. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: August 31, 2023	/s/ Kristy Chipman
Kristy Chipman
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)