Form 10-Q
period 2023-10-28
FIVE BELOW, INC
filed 2023-11-30
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 29, 2023 was 55,192,768.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	October 28, 2023	January 28, 2023	October 29, 2022
Assets
Current assets:
Cash and cash equivalents	$162,928	$332,324	$44,229
Short-term investment securities	—	66,845	72,722
Inventories	763,349	527,720	701,561
Prepaid income taxes and tax receivable	23,906	8,898	25,389
Prepaid expenses and other current assets	140,816	130,592	113,147
Total current assets	1,090,999	1,066,379	957,048
Property and equipment, net of accumulated depreciation and amortization of $547,682, $454,027, and $439,890, respectively.	1,075,275	925,530	880,469
Operating lease assets	1,475,095	1,319,132	1,312,437
Other assets	16,069	13,870	13,761
	$3,657,438	$3,324,911	$3,163,715

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	349,340	221,120	279,836
Income taxes payable	—	19,928	—
Accrued salaries and wages	19,357	25,420	14,140
Other accrued expenses	158,272	136,316	152,260
Operating lease liabilities	231,197	199,776	193,614
Total current liabilities	758,166	602,560	639,850
Other long-term liabilities	4,625	4,296	4,307
Long-term operating lease liabilities	1,455,358	1,296,975	1,293,692
Deferred income taxes	61,364	59,151	41,378
Total liabilities	2,279,513	1,962,982	1,979,227
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,192,500, 55,537,221, and 55,512,425 shares, respectively.	551	555	555
Additional paid-in capital	177,877	260,784	254,663
Retained earnings	1,199,497	1,100,590	929,270
Total shareholders’ equity	1,377,925	1,361,929	1,184,488
	$3,657,438	$3,324,911	$3,163,715
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$736,405	$645,034	$2,221,633	$1,953,557
Cost of goods sold	513,577	437,226	1,499,422	1,310,463
Gross profit	222,828	207,808	722,211	643,094
Selling, general and administrative expenses	206,705	186,874	605,082	523,820
Operating income	16,123	20,934	117,129	119,274
Interest income and other income	3,434	483	11,423	341
Income before income taxes	19,557	21,417	128,552	119,615
Income tax expense	4,963	5,271	29,645	29,407
Net income	$14,594	$16,146	$98,907	$90,208
Basic income per common share	$0.26	$0.29	$1.78	$1.62
Diluted income per common share	$0.26	$0.29	$1.78	$1.62
Weighted average shares outstanding:
Basic shares	55,452,533	55,509,525	55,592,536	55,551,382
Diluted shares	55,576,140	55,683,609	55,717,987	55,720,792
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, January 28, 2023	55,537,221	$555	$260,784	$1,100,590	$1,361,929
Share-based compensation expense	—	—	3,624	—	3,624
Issuance of unrestricted stock awards	579	—	112	—	112
Exercise of options to purchase common stock	600	—	24	—	24
Vesting of restricted stock units and performance-based restricted stock units	208,461	2	—	—	2
Common shares withheld for taxes	(81,622)	(1)	(15,867)	—	(15,868)
Net Income	—	—	—	37,478	37,478
Balance, April 29, 2023	55,665,239	$556	$248,677	$1,138,068	$1,387,301
Share-based compensation expense	—	—	5,713	—	5,713
Issuance of unrestricted stock awards	539	—	112	—	112
Exercise of options to purchase common stock	700	—	28	—	28
Vesting of restricted stock units and performance-based restricted stock units	19,517	—	—	—	—
Common shares withheld for taxes	(1,437)	—	(283)	—	(283)
Issuance of common stock to employees under employee stock purchase plan	2,300	—	440	—	440
Net Income	—	—	—	46,835	46,835
Balance, July 29, 2023	55,686,858	$556	$254,687	$1,184,903	$1,440,146
Share-based compensation expense	—	—	3,599	—	3,599
Issuance of unrestricted stock awards	795	—	137	—	137
Exercise of options to purchase common stock	6,500	—	234	—	234
Vesting of restricted stock units and performance-based restricted stock units	4,184	—	—	—	—
Common shares withheld for taxes	(1,468)	—	(244)	—	(244)
Repurchase and retirement of common stock	(504,369)	(5)	(80,536)	—	(80,541)
Net Income	—	—	—	14,594	14,594
Balance, October 28, 2023	55,192,500	$551	$177,877	$1,199,497	$1,377,925

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, January 29, 2022	55,662,400	$556	$280,666	$839,062	$1,120,284
Share-based compensation expense	—	—	5,857	—	5,857
Issuance of unrestricted stock awards	718	—	117	—	117
Exercise of options to purchase common stock	2,402	—	79	—	79
Vesting of restricted stock units and performance-based restricted stock units	99,124	1	—	—	1
Common shares withheld for taxes	(26,151)	—	(4,107)	—	(4,107)
Repurchase and retirement of common stock	(247,132)	(2)	(40,005)	—	(40,007)
Net Income	—	—	—	32,718	32,718
Balance, April 30, 2022	55,491,361	$555	$242,607	$871,780	$1,114,942
Share-based compensation expense	—	—	6,007	—	6,007
Issuance of unrestricted stock awards	864	—	116	—	116
Exercise of options to purchase common stock	550	—	22	—	22
Vesting of restricted stock units and performance-based restricted stock units	13,625	—	—	—	—
Common shares withheld for taxes	(2,681)	—	(314)	—	(314)
Issuance of common stock to employees under employee stock purchase plan	4,212	—	464	—	464
Net Income	—	—	—	41,344	41,344
Balance, July 30, 2022	55,507,931	$555	$248,902	$913,124	$1,162,581
Share-based compensation expense	—	—	5,802	—	5,802
Issuance of unrestricted stock awards	1,079	—	158	—	158
Exercise of options to purchase common stock	260	—	9	—	9
Vesting of restricted stock units and performance-based restricted stock units	4,703	—	—	—	—
Common shares withheld for taxes	(1,548)	—	(208)	—	(208)
Net income	—	—	—	16,146	16,146
Balance, October 29, 2022	55,512,425	$555	$254,663	$929,270	$1,184,488
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
Operating activities:
Net income	$98,907	$90,208
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	93,652	76,698
Share-based compensation expense	13,366	18,117
Deferred income tax expense	2,213	5,222
Other non-cash expenses	172	364
Changes in operating assets and liabilities:
Inventories	(235,629)	(246,457)
Prepaid income taxes and tax receivable	(15,008)	(14,064)
Prepaid expenses and other assets	(12,530)	(21,787)
Accounts payable	123,374	79,046
Income taxes payable	(19,928)	(28,096)
Accrued salaries and wages	(6,063)	(39,399)
Operating leases	33,841	27,271
Other accrued expenses	15,521	7,895
Net cash provided by (used in) operating activities	91,888	(44,982)
Investing activities:
Purchases of investment securities and other investments	(128,950)	(31,815)
Sales, maturities, and redemptions of investment securities	195,795	273,951
Capital expenditures	(231,921)	(173,589)
Net cash (used in) provided by investing activities	(165,076)	68,547
Financing activities:
Cash paid for Revolving Credit Facility financing costs	—	(248)
Net proceeds from issuance of common stock	440	464
Repurchase and retirement of common stock	(80,541)	(40,007)
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	288	111
Common shares withheld for taxes	(16,395)	(4,629)
Net cash used in financing activities	(96,208)	(44,309)
Net decrease in cash and cash equivalents	(169,396)	(20,744)
Cash and cash equivalents at beginning of period	332,324	64,973
Cash and cash equivalents at end of period	$162,928	$44,229

Supplemental disclosures of cash flow information:
Non-cash investing activities
Increase in accrued purchases of property and equipment	$11,541	$6,008
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of October 28, 2023, operated in 43 states, which does not include Alaska, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming. As of October 28, 2023 and October 29, 2022, the Company operated 1,481 stores and 1,292 stores, respectively, each operating under the name “Five Below.” The Company also sells its merchandise on the internet, through the Company's fivebelow.com e-commerce website, offering home delivery and the option to buy online and pick up in store. Additionally, the Company sells merchandise through on-demand third-party services to enable its customers to shop online and receive convenient delivery.
(b)Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2023" or "fiscal 2023" refer to the period from January 29, 2023 to February 3, 2024, which is a 53-week fiscal year. References to "fiscal year 2022" or "fiscal 2022" refer to the period from January 30, 2022 to January 28, 2023, which is a 52-week fiscal year. The fiscal quarters ended October 28, 2023 and October 29, 2022 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended October 28, 2023 and October 29, 2022 refer to the thirty-nine weeks ended as of those dates.
(c)Basis of Presentation
The consolidated balance sheets as of October 28, 2023 and October 29, 2022, the consolidated statements of operations for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022, the consolidated statements of shareholders’ equity for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022 and the consolidated statements of cash flows for the thirty-nine weeks ended October 28, 2023 and October 29, 2022 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended October 28, 2023 and October 29, 2022. The balance sheet as of January 28, 2023, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2022 as filed with the Securities and Exchange Commission on March 16, 2023 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended January 28, 2023 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen and thirty-nine weeks October 28, 2023 and October 29, 2022 are not necessarily indicative of the consolidated operating results for the year ending February 3, 2024 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.
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
As of October 28, 2023, January 28, 2023 and October 29, 2022, the Company had cash equivalents of $115.1 million, $313.2 million and $21.7 million, respectively. The Company’s cash equivalents typically consist of cash management solutions, credit and debit card receivables, money market funds, corporate bonds and municipal bonds with original maturities of 90 days or less. Fair value for cash equivalents was determined based on Level 1 inputs.
As of October 28, 2023, the Company did not have any holdings in investment securities. As of January 28, 2023 and October 29, 2022, the Company's investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

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
Short-term investment securities as of January 28, 2023 and October 29, 2022 all mature in one year or less.

(g)Prepaid Expenses and Other Current Assets
Prepaid expenses as of October 28, 2023, January 28, 2023 and October 29, 2022 were $31.1 million, $25.9 million, and $27.6 million, respectively. Other current assets as of October 28, 2023, January 28, 2023 and October 29, 2022 were $109.7 million, $104.7 million, and $85.5 million, respectively.
(h)Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $50.3 million, $43.6 million, and $43.4 million as of October 28, 2023, January 28, 2023 and October 29, 2022, respectively.
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
Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and snack and seasonal (dollars in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	October 28, 2023		October 29, 2022
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure (1)	$329,364	44.7%	$297,763	46.2%
Fashion and home	232,321	31.6%	203,893	31.6%
Snack and seasonal (1)	174,720	23.7%	143,378	22.2%
Total	$736,405	100.0%	$645,034	100.0%

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023		October 29, 2022
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure (1)	$1,039,685	46.8%	$938,962	48.1%
Fashion and home	647,811	29.2%	576,429	29.5%
Snack and seasonal (1)	534,137	24.0%	438,166	22.4%
Total	$2,221,633	100.0%	$1,953,557	100.0%
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
During the thirteen weeks ended October 28, 2023, the Company committed to 69 new store leases with average terms of approximately 10 years that have future minimum lease payments of approximately $126.6 million.
All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of October 28, 2023 and October 29, 2022, the weighted average remaining lease term for the Company's operating leases was 7.5 years and 7.7 years, respectively, and the weighted average discount rate was 5.2% and 5.2%, respectively.
The following table is a summary of the Company's components for net lease costs (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Lease Cost	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Operating lease cost	$69,298	$59,401	$196,725	$171,080
Variable lease cost	19,435	16,012	56,181	46,134
Net lease cost*	$88,733	$75,413	$252,906	$217,214

* Excludes short-term lease cost, which is immaterial.

The following table summarizes the maturity of lease liabilities under operating leases as of October 28, 2023 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2023	$77,974
2024	300,247
2025	287,065
2026	272,970
2027	251,272
After 2027	833,838
Total lease payments	2,023,366
Less: imputed interest	336,811
Present value of lease liabilities	$1,686,555

The following table summarizes the supplemental cash flow disclosures related to leases (in thousands):

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (1)	$170,156	$154,840
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$282,147	$274,097
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
The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Numerator:
Net income	$14,594	$16,146	$98,907	$90,208
Denominator:
Weighted average common shares outstanding - basic	55,452,533	55,509,525	55,592,536	55,551,382
Dilutive impact of options, restricted stock units and employee stock purchase plan	123,607	174,084	125,451	169,410
Weighted average common shares outstanding - diluted	55,576,140	55,683,609	55,717,987	55,720,792
Per common share:
Basic income per common share	$0.26	$0.29	$1.78	$1.62
Diluted income per common share	$0.26	$0.29	$1.78	$1.62
The effects of the assumed vesting of restricted stock units for 56,695 shares of common stock for the thirteen weeks ended October 28, 2023 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
The effects of the assumed vesting of restricted stock units for 54,833 shares of common stock for the thirteen weeks ended October 29, 2022 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
The effects of the assumed vesting of restricted stock units for 25,119 shares of common stock for the thirty-nine weeks ended October 28, 2023 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
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
As of October 28, 2023, the Company had no borrowings under the Revolving Credit Facility and had approximately $225 million available under the Revolving Credit Facility.
As of October 28, 2023 and October 29, 2022, the Company was in compliance with the covenants applicable to it under the Credit Agreement.
(6)Commitments and Contingencies
Commitments
Other Contractual Commitments
As of October 28, 2023, the Company has other purchase commitments of approximately $5.3 million consisting of purchase agreements for materials that will be used in the construction of new stores.

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
(7)Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2022 Equity Incentive Plan (the “Plan”), the Company’s Board of Directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key crew and professional service providers. The Plan allows for the issuance of up to a total of 4.3 million shares under the Plan. As of October 28, 2023, approximately 3.4 million stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s Board of Directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity during the thirty-nine weeks ended October 28, 2023 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance as of January 28, 2023	18,026	$34.92	1.8
Forfeited	(100)	41.67
Exercised	(7,800)	36.70
Balance as of October 28, 2023	10,126	33.48	1.8
Exercisable as of October 28, 2023	10,126	$33.48	1.8

The fair value of each option award granted to crew, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the thirty-nine weeks ended October 28, 2023.
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
RSU and PSU activity during the thirty-nine weeks ended October 28, 2023 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of January 28, 2023	226,389	$142.20	458,062	$163.56
Granted	70,520	198.14	129,442	244.95
Vested	(74,970)	133.35	(157,192)	151.73
Forfeited	(14,385)	153.38	(124,972)	158.97
Non-vested balance as of October 28, 2023	207,554	$163.63	305,340	$206.03
In connection with the vesting of RSUs and PSUs during the thirty-nine weeks ended October 28, 2023, the Company withheld 84,527 shares with an aggregate value of $16.4 million in satisfaction of minimum tax withholding obligations due upon vesting.
In connection with the vesting of RSUs and PSUs during the thirty-nine weeks ended October 29, 2022, the Company withheld 30,380 shares with an aggregate value of $4.6 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of October 28, 2023, there was $39.9 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.3 years.
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
On June 14, 2022, the Company's Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through June 30, 2025. During the thirteen weeks ended October 28, 2023, the Company purchased 504,369 shares at an aggregate cost of approximately $80.0 million, or average price of $158.63 per share. On November 27, 2023, the Company's Board of Directors retired this share repurchase program.
On November 27, 2023, the Company's Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through November 27, 2026.
Since approval of the share repurchase program in March 2018, the Company has purchased approximately 1.6 million shares for an aggregate cost of approximately $230 million. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.

(8)Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022 (dollars in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Income before income taxes	$19,557	$21,417	$128,552	$119,615
Income tax expense	$4,963	$5,271	$29,645	$29,407
Effective tax rate	25.4%	24.6%	23.1%	24.6%
The effective tax rates for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen weeks ended October 28, 2023 was higher than the thirteen weeks ended October 29, 2022 primarily due to non-deductible expenses, partially offset by discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" with respect to the requirements to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets. The effective tax rate for the thirty-nine weeks ended October 28, 2023 was lower than the thirty-nine weeks ended October 29, 2022 primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," partially offset by non-deductible expenses.
The Company had no material accrual for uncertain tax positions or interest and/or penalties related to income taxes on the Company’s balance sheets as of October 28, 2023, January 28, 2023 or October 29, 2022 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen and thirty-nine weeks ended October 28, 2023 or October 29, 2022.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended January 28, 2023 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen and thirty-nine weeks ended October 28, 2023 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2023" or "fiscal 2023" refer to the period from January 29, 2023 to February 3, 2024, which is a 53-week fiscal year. References to "fiscal year 2022" or "fiscal 2022" refer to the period from January 30, 2022 to January 28, 2023, which is a 52-week fiscal year. The fiscal quarters ended October 28, 2023 and October 29, 2022 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended October 28, 2023 and October 29, 2022 refer to the thirty-nine weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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
Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiaries as "we," "us," or "our") is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, with most priced at $5 and below, including select brands and licensed merchandise across our category worlds. In fiscal 2019, we rolled out new pricing to our full chain, increasing prices on certain products over $5. Most of our products remain at $5 and below. As of October 28, 2023, we operated 1,481 stores in 43 states.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$736.4	$645.0	$2,221.6	$1,953.6
Cost of goods sold	513.6	437.2	1,499.4	1,310.5
Gross profit	222.8	207.8	722.2	643.1
Selling, general and administrative expenses	206.7	186.9	605.1	523.8
Operating income	16.1	20.9	117.1	119.3
Interest income and other income	3.4	0.5	11.4	0.3
Income before income taxes	19.6	21.4	128.6	119.6
Income tax expense	5.0	5.3	29.6	29.4
Net income	$14.6	$16.1	$98.9	$90.2
Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.7	67.8	67.5	67.1
Gross profit	30.3	32.2	32.5	32.9
Selling, general and administrative expenses	28.1	29.0	27.2	26.8
Operating income	2.2	3.2	5.3	6.1
Interest income and other income	0.5	0.1	0.5	—
Income before income taxes	2.7	3.3	5.8	6.1
Income tax expense	0.7	0.8	1.3	1.5
Net income	2.0%	2.5%	4.5%	4.6%
Operational Data:
Total stores at end of period	1,481	1,292	1,481	1,292
Comparable sales increase (decrease)	2.5%	(2.7)%	2.6%	(4.1)%
Average net sales per store (2)	$0.5	$0.5	$1.6	$1.6

(1)Components may not add to total due to rounding.
(2)Only includes stores that opened before the beginning of the thirteen weeks ended and thirty-nine weeks ended.

Thirteen Weeks Ended October 28, 2023 Compared to the Thirteen Weeks Ended October 29, 2022
Net Sales
Net sales increased to $736.4 million in the thirteen weeks ended October 28, 2023 from $645.0 million in the thirteen weeks ended October 29, 2022, an increase of $91.4 million, or 14.2%. The increase was the result of a non-comparable sales increase of $76.0 million and a comparable sales increase of $15.4 million. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2023 and the number of stores that opened in fiscal 2022 but have not been open for 15 full months.
Comparable sales increased 2.5%. This increase resulted from an increase of approximately 3.1% in the number of transactions, partially offset by a decrease of approximately 0.6% in the average dollar value of transactions.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $513.6 million in the thirteen weeks ended October 28, 2023 from $437.2 million in the thirteen weeks ended October 29, 2022, an increase of $76.4 million, or 17.5%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods sold primarily resulting from the increase in net sales. Also contributing to the increase in cost of goods sold was an increase in store occupancy costs primarily resulting from new store openings.
Gross profit increased to $222.8 million in the thirteen weeks ended October 28, 2023 from $207.8 million in the thirteen weeks ended October 29, 2022, an increase of $15.0 million, or 7.2%. Gross margin decreased to 30.3% in the thirteen weeks ended October 28, 2023 from 32.2% in the thirteen weeks ended October 29, 2022, a decrease of approximately 190 basis points. The decrease in gross margin was primarily the result of an increase as a percentage of net sales in merchandise cost of goods sold, which includes the impact of inventory shrinkage.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $206.7 million in the thirteen weeks ended October 28, 2023 from $186.9 million in the thirteen weeks ended October 29, 2022, an increase of $19.8 million, or 10.6%. As a percentage of net sales, selling, general and administrative expenses decreased approximately 90 basis points to 28.1% in the thirteen weeks ended October 28, 2023 from 29.0% in the thirteen weeks ended October 29, 2022. The increase in selling, general and administrative expenses was the result of increases of $18.1 million in store-related expenses and $1.7 million in corporate-related expenses primarily to support new store growth.
Income Tax Expense
Income tax expense decreased to $5.0 million in the thirteen weeks ended October 28, 2023 from $5.3 million in the thirteen weeks ended October 29, 2022, a decrease of $0.3 million or 5.8%. The decrease in income tax expense was primarily due to the $1.9 million decrease in pre-tax income.
Our effective tax rate for the thirteen weeks ended October 28, 2023 was 25.4% compared to 24.6% in the thirteen weeks ended October 29, 2022. Our effective tax rate for the thirteen weeks ended October 28, 2023 was higher than the comparable prior year period primarily due to non-deductible expenses, partially offset by discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" with respect to the requirements to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets.
Net Income
As a result of the foregoing, net income decreased to $14.6 million in the thirteen weeks ended October 28, 2023 from $16.1 million in the thirteen weeks ended October 29, 2022, a decrease of $1.5 million or 9.6%.
Thirty-Nine Weeks Ended October 28, 2023 Compared to the Thirty-Nine Weeks Ended October 29, 2022
Net Sales
Net sales increased to $2,221.6 million in the thirty-nine weeks ended October 28, 2023 from $1,953.6 million in the thirty-nine weeks ended October 29, 2022, an increase of $268.0 million, or 13.7%. The increase was the result of a non-comparable sales increase of $218.5 million and a comparable sales increase of $49.5 million. The increase in non-comparable sales was primarily driven by the number of stores that opened in fiscal 2022 but have not been open for 15 full months and new stores that opened in fiscal 2023.
Comparable sales increased 2.6%. This increase resulted from an increase of approximately 3.8% in the number of transactions, partially offset by a decrease of approximately 1.2% in the average dollar value of transactions.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $1,499.4 million in the thirty-nine weeks ended October 28, 2023 from $1,310.5 million in the thirty-nine weeks ended October 29, 2022, an increase of $188.9 million, or 14.4%. The increase in cost of goods sold was primarily the result of an increase in the merchandise cost of goods sold resulting from the increase in net sales. Also contributing to the increase in cost of goods sold was an increase in store occupancy costs primarily resulting from new store openings.

Gross profit increased to $722.2 million in the thirty-nine weeks ended October 28, 2023 from $643.1 million in the thirty-nine weeks ended October 29, 2022, an increase of $79.1 million, or 12.3%. Gross margin decreased to 32.5% in the thirty-nine weeks ended October 28, 2023 from 32.9% in the thirty-nine weeks ended October 29, 2022, a decrease of approximately 40 basis points. The decrease in gross margin was primarily the result of an increase as a percentage of net sales in merchandise cost of goods sold, which includes the impact of inventory shrinkage. This decrease was partially offset by a decrease as a percentage of net sales in distribution costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $605.1 million in the thirty-nine weeks ended October 28, 2023 from $523.8 million in the thirty-nine weeks ended October 29, 2022, an increase of $81.3 million, or 15.5%. As a percentage of net sales, selling, general and administrative expenses increased approximately 40 basis points to 27.2% in the thirty-nine weeks ended October 28, 2023 from 26.8% in the thirty-nine weeks ended October 29, 2022. The increase in selling, general and administrative expenses was the result of increases of $60.6 million in store-related expenses and $20.7 million in corporate-related expenses primarily to support new store growth.
Income Tax Expense
Income tax expense increased to $29.6 million in the thirty-nine weeks ended October 28, 2023 from $29.4 million in the thirty-nine weeks ended October 29, 2022, an increase of $0.2 million or 0.8%. The increase in income tax expense was primarily due to the $8.9 million increase in pre-tax income, partially offset by discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Our effective tax rate for the thirty-nine weeks ended October 28, 2023 was 23.1% compared to 24.6% in the thirty-nine weeks ended October 29, 2022. Our effective tax rate for the thirty-nine weeks ended October 28, 2023 was lower than the comparable prior year period primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," partially offset by non-deductible expenses.
Net Income
As a result of the foregoing, net income increased to $98.9 million in the thirty-nine weeks ended October 28, 2023 from $90.2 million in the thirty-nine weeks ended October 29, 2022, an increase of $8.7 million or 9.6%.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on-hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility, which expires in September 2027, as needed, and we expect that funding to continue. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. As of October 28, 2023, we did not have any direct borrowings under our Revolving Credit Facility and had approximately $225 million available on the line of credit.

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
On June 14, 2022, our Board of Directors approved a new share repurchase program for up to $100 million of our common stock through June 30, 2025. During the thirteen weeks ended October 28, 2023, we purchased 504,369 shares at an aggregate cost of approximately $80.0 million, or average price of $158.63 per share. On November 27, 2023, our Board of Directors retired this share repurchase program.
On November 27, 2023, our Board of Directors approved a new share repurchase program for up to $100 million of our common stock through November 27, 2026.
Since approval of the share repurchase program in March 2018, we have purchased approximately 1.6 million shares for an aggregate cost of approximately $230 million. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
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
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
Net cash provided by (used in) operating activities	$91.9	$(45.0)
Net cash (used in) provided by investing activities	(165.1)	68.5
Net cash used in financing activities	(96.2)	(44.3)
Net decrease during period in cash and cash equivalents (1)	$(169.4)	$(20.7)
(1) Components may not add to total due to rounding.

Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities for the thirty-nine weeks ended October 28, 2023 was $91.9 million, an increase of $136.9 million compared to the thirty-nine weeks ended October 29, 2022. The increase was primarily due to changes in working capital, an increase in operating cash flows from store performance and a decrease in income taxes paid.
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the thirty-nine weeks ended October 28, 2023 was $165.1 million, an increase of $233.6 million compared to the thirty-nine weeks ended October 29, 2022. The increase was primarily due to a decrease in net sales, maturities, and redemptions of investment securities and an increase in capital expenditures. The increase in capital expenditures was primarily for our new store construction and our corporate infrastructure.
Cash Used in Financing Activities
Net cash used in financing activities for the thirty-nine weeks ended October 28, 2023 was $96.2 million, an increase of $51.9 million compared to the thirty-nine weeks ended October 29, 2022. The increase was primarily due to an increase in the repurchase and retirement of common stock and an increase in common shares withheld for taxes.

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
As of October 28, 2023, we had no borrowings under the Revolving Credit Facility and had approximately $225 million available under the Revolving Credit Facility.
As of October 28, 2023 and October 29, 2022, we were in compliance with the covenants applicable to it under the Credit Agreement.

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
From January 29, 2023 to October 28, 2023, we have entered into 221 new fully executed retail leases with average terms of approximately 10 years and other lease modifications that have future minimum lease payments of approximately $397.6 million.
Off-Balance Sheet Arrangements
For the thirteen weeks ended October 28, 2023, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of October 28, 2023, we had approximately $225 million available on the line of credit. The Credit Agreement provides that the interest rate payable on borrowings shall be, at the Company’s option, a per annum rate equal to (a) a base rate plus an applicable margin ranging from 0.125% to 0.50% or (b) SOFR plus a margin ranging from 1.12% to 1.50%. Letter of credit fees range from 1.125% to 1.50%. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended October 28, 2023, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table below sets forth the information with respect to repurchases of our common stock for the thirteen weeks ended October 28, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
Second Quarter 2023	—	$—	—	$100,000,000
July 30, 2023 - August 26, 2023	—	$—	—	$100,000,000
August 27, 2023 - September 30, 2023	504,369	$158.63	504,369	$19,990,693
October 1, 2023 - October 28, 2023	—	$—	—	$19,990,693
Third Quarter 2023	504,369	$158.63	504,369	$19,990,693

(1) On June 14, 2022, our Board of Directors approved a new share repurchase program for up to $100 million of our common stock through June 30, 2025. On November 27, 2023, our Board of Directors retired the current share repurchase program and approved a new share repurchase program for up to $100 million of our common stock through November 27, 2026. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be repurchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans - Directors and Section 16 Officers
During the thirteen weeks ended October 28, 2023, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement."

ITEM 6. EXHIBITS
(a) Exhibits

No.	Description
10.1†	Compensation Policy for Non-Employee Directors

10.2	Five Below, Inc. Dodd-Frank Clawback Policy

10.3	Amended and Restated Five Below, Inc. Clawback Policy

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2023, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of October 28, 2023, January 28, 2023 and October 29, 2022; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended October 28, 2023 and October 29, 2022; (iii) the Unaudited Consolidated Statements of Shareholders’ Equity for the Thirteen and Thirty-Nine Weeks Ended October 28, 2023 and October 29, 2022; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 28, 2023 and October 29, 2022 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

104*	Coverage Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

*	Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE BELOW, INC.

Date: November 30, 2023	/s/ Joel D. Anderson
Joel D. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: November 30, 2023	/s/ Kristy Chipman
Kristy Chipman
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)