Form 10-K
period 2024-02-03
FIVE BELOW, INC
filed 2024-03-21
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2024

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

As of July 28, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common stock (based upon the last reported sales price on The Nasdaq Global Select Market) held by non-affiliates of the registrant was approximately 11,334,179,492.
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 20, 2024 was 55,235,131.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2024 Annual Meeting of Shareholders (hereinafter referred to as the “Proxy Statement”) are incorporated by reference into Part III of this report.

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
•increased usage of machine learning and other types of artificial intelligence in our business, and challenges with properly managing its use
•increased operating costs or exposure to fraud or theft due to customer payment-related risks;
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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2024" or "fiscal 2024" refer to the period from February 4, 2024 to February 1, 2025, which consists of a 52-week fiscal year. References to "fiscal year 2023" or "fiscal 2023" refer to the period from January 29, 2023 to February 3, 2024, which consists of a 53-week fiscal year. References to "fiscal year 2022" or "fiscal 2022" refer to the period from January 30, 2022 to January 28, 2023, which consists of a 52-week fiscal year. References to "fiscal year 2021" or "fiscal 2021" refer to the period from January 31, 2021 to January 29, 2022, which consists of a 52-week fiscal year. References to "fiscal year 2020" or "fiscal 2020" refer to the period from February 2, 2020 to January 30, 2021, which consists of a 52-week fiscal year. References to “fiscal year 2019” or “fiscal 2019” refer to the period from February 3, 2019 to February 1, 2020, which consists of a 52-week fiscal year. References to 2024, 2023, 2022, 2021, 2020, and 2019 are to our fiscal years unless otherwise specified.
Our Company
Five Below is a leading high-growth value retailer offering trend-right, high-quality products loved by tweens, teens and beyond. We believe life is better when customers are free to “let go & have fun” in an amazing experience filled with unlimited possibilities. We offer a dynamic, edited assortment of exciting products, most priced at $5 and below, including select brands and licensed merchandise across eight worlds: Style, Room, Sports, Tech, Create, Party, Candy and New & Now. Based on our management’s experience and industry knowledge, we believe our customer-centric, experience-first, innovative approach to retail has led to a loyal customer base and has fostered universal appeal across a variety of age groups beyond our target demographic.
We opened the first Five Below store in the greater Philadelphia area in 2002 and, since then, have been expanding throughout the United States. As of February 3, 2024, we operated a total of 1,544 locations across 43 states. Our new store model assumes a store size of approximately 9,500 square feet and is typically located within power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets. We opened 204 net new stores in fiscal 2023 and we plan to open between 225 and 235 new stores in fiscal 2024. We believe that we have the opportunity to grow our store base to more than 3,500 locations over time.
We also offer our merchandise on the internet, through our fivebelow.com e-commerce website, offering home delivery and the option to buy online and pick up in store. Additionally, we sell our merchandise through on-demand third-party delivery services to enable our customers to shop online and receive convenient delivery. All e-commerce sales, which includes shipping and handling revenue, are included in net sales and are included in comparable sales. Our e-commerce expenses will have components classified as both cost of goods sold and selling, general and administrative expenses (including depreciation and amortization).

We believe that our business model has resulted in strong financial performance when considered in light of the economic environment:
•Our comparable sales increased by 2.8% in fiscal 2023, decreased by 2.0% in fiscal 2022, and increased by 30.3% in fiscal 2021. Comparable sales results in fiscal 2021 were impacted by the COVID-19 pandemic.
•We expanded our store base from 1,190 stores at the end of fiscal year 2021 to 1,544 stores at the end of fiscal year 2023, representing a compounded annual growth rate of 13.9%.
•Between fiscal 2021 and 2023, our net sales increased from $2.8 billion to $3.6 billion, representing a compounded annual growth rate of 11.8%. Over the same period, our operating income increased from $379.9 million to $385.6 million, representing a compounded annual growth rate of 0.7%.

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

•Differentiated Shopping Experience.    We believe we have created a unique and engaging in-store and online atmosphere that customers find fun and exciting. While we refresh our products frequently, we maintain a floor layout, designed with an easy-to-navigate flow and featuring sightlines across the entire store enabling customers to easily identify our category worlds. All of our stores feature a sound system playing popular music throughout the shopping day. We employ novel and dynamic techniques to display our products, including distinctive merchandise fixtures and colorful and stimulating signage. This approach makes our stores a destination, encouraging hands-on interaction with our products and conveying our value pricing. We have developed a unique culture that emanates from our crew, many of whom frequently shop at Five Below, to our customers, thereby driving a higher level of connectivity and engagement. Additionally, we believe our price points, coupled with our dynamic merchandising approach, create an element of discovery, driving repeat visits and customer engagement.

•Powerful and Consistent Store Economics.    We have a proven store model that generates strong cash flow, consistent store-level financial results and a high-level return on investment. Our stores have been successful in varying geographic regions, population densities and real estate settings and our new stores have achieved average payback periods of less than one year. We believe our robust store model, reinforced by our rigorous site selection process and in-store execution, drives the strength and consistency of our comparable sales and financial results across all geographic regions and store-year classes.

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
Growth Strategy
We believe we can grow our net sales and earnings by executing on the following strategies:

•Grow Our Store Base.    We believe there is significant opportunity to expand our store base throughout the United States from 1,544 locations as of February 3, 2024 to more than 3,500 locations within the United States over time. Based upon our strategy of store densification, we expect most of our near-term growth will occur within our existing markets, as well as new markets. This strategy allows us to benefit from enhanced brand awareness and achieve operational efficiencies. We opened 150 new stores in fiscal 2022 and 204 net new stores in fiscal 2023, and we plan to open between 225 and 235 new stores in fiscal 2024. Our new store model assumes approximately 9,500 square feet and is primarily in-line locations within power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets. We have a talented and disciplined real estate management team and a rigorous real estate site selection process. We analyze the demographics of the surrounding trade areas and the performance of adjacent retailers, as well as traffic and specific site characteristics and other variables. As of February 3, 2024, we have executed lease agreements for the opening of 137 new stores in fiscal 2024.

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
Our History
The Company was incorporated in Pennsylvania in January 2002 under the name of Cheap Holdings, Inc. by David Schlessinger and Thomas Vellios, who recognized a market need for a fun and affordable shopping destination aimed at our target customer. We changed our name to Five Below, Inc. in August 2002. In July 2014, Joel Anderson joined the Five Below senior management team, and he was appointed Chief Executive Officer effective February 1, 2015.

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
Our typical store features in excess of 4,000 products across a number of our category worlds including Style, Room, Sports, Tech, Create, Party, Candy and New & Now. We focus our merchandising strategy on maintaining core categories within our stores but aim to generate high item velocity and sell-through to keep our assortment fresh and drive repeat visits. We monitor trends in our target demographic market, historical sales trends of current and prior products and the success of new product launches to ensure that our merchandise is relevant for our customers. We have a highly planned merchandise strategy focused on trend-right and everyday products supplemented by selected opportunistic purchases from our vendors to drive traffic and therefore offer our customers a consistently exciting shopping experience.
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

•Room: Consists of items used to complete and personalize our customer’s living space, including trendy lamps, posters, frames, fleece blankets, plush items, pillows, candles, incense, lighting, novelty décor, accent furniture and related items. We also offer storage options for the customer’s room.

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

•New & Now: Consists of seasonally specific items used to celebrate and decorate for events such as Christmas, Easter, Halloween and St. Patrick’s Day. These products are most often placed at the front of the store.

Set forth below is data for the following groups of products – leisure, fashion and home, and snack and seasonal. The percentage of net sales represented by each product group for each of the last three fiscal years was as follows:

	Percentage of Net Sales
	2023	2022	2021
Leisure	46.2%	47.6%	49.6%
Fashion and home	29.3%	29.2%	30.2%
Snack and seasonal	24.5%	23.2%	20.2%
Total	100.0%	100.0%	100.0%
Leisure includes items such as sporting goods, games, toys, tech, books, electronic accessories, arts and crafts, and party. Fashion and home include items such as personal accessories, “attitude” t-shirts, beauty offerings, home goods and storage options. Snack and seasonal include items such as seasonal goods, greeting cards, candy and other snacks, and beverages.
Our Stores
As of February 3, 2024, we operated 1,544 stores throughout the United States. Our new store model assumes a store size of approximately 9,500 square feet. Our stores are primarily located in power, community and lifestyle shopping centers; approximately 4% of our stores are located in malls. The following map shows the number of stores in each of the states in which we operated and the locations of our shipcenters as of February 3, 2024.

4
2
9
13
19
148
23
15
11
115
34
6
23
36
10
23
15
30
151
49
25
37
42
24
46
6
59
34
65
31
53
84
107
1
3
7
31
5
25
58
4
45
1
Existing Store Locations
Existing Shipcenter Locations

Store Design and Layout
We present our products in a unique and engaging in-store atmosphere. We maintain a floor layout designed with an easy-to-navigate flow and featuring sightlines across the entire store enabling customers to easily identify our category worlds. All of our stores feature a sound system playing popular music throughout the shopping day. We employ novel and dynamic techniques to display our products, including distinctive merchandise fixtures and colorful and stimulating signage, which attract customers, encourage hands-on interaction with our products and convey our value pricing. In addition to traditional perimeter and gondola shelving, racks and tables, we utilize innovative approaches such as wheelbarrows, oil drums and bins strategically placed throughout our stores. These techniques foster customer interaction with products, supporting the strong relationship we strive to develop with our customers and enhance our upbeat and vibrant shopping environment.
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
We select store sites for new store openings based upon certain criteria including minimum population density requirements, availability of attractive lease terms, sufficient space and strong positioning within a center. Crew on our real estate team spend considerable time evaluating prospective sites before bringing a proposal to our real estate committee. Our real estate committee, which is composed of senior management including some of our executive officers, approves all of our locations before a lease is signed.
We believe there is a significant opportunity to expand our store base in the United States. We opened 204 net new stores in fiscal 2023 and we plan to open between 225 and 235 new stores in fiscal 2024 through expansion in existing markets and by entering new markets. We maintain a pipeline of real estate sites that have been approved by our real estate committee and have executed 137 leases as of February 3, 2024 for new stores in fiscal 2024. The actual number, location and timing of new store openings in 2024 will depend on a number of factors, such as retail trends, competition, the general economic environment and our ability to hire and retain new store managers and crew. Our recent store growth is summarized in the following table:

Period	Stores at Start of Period	Stores Opened	Stores Closed	Net Store Increase	Stores at End of Period
Fiscal 2021	1,020	171	1	170	1,190
Fiscal 2022	1,190	150	—	150	1,340
Fiscal 2023	1,340	205	1	204	1,544
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
We are guided by a philosophy that recognizes strong sales performance and customer service, allowing us to identify and reward crew who meet our high-performance standards. Store managers participate in a rewarding bonus incentive program. We also recognize individual performance through internal promotions and provide extensive opportunities for advancement.
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
We work with approximately 1,000 vendors, with no single vendor representing more than 5% of our purchases in fiscal 2023. We sourced approximately 60% of our purchases from domestic vendors in fiscal 2023. We typically have no long-term supply agreements or exclusive arrangements with our vendors.
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

For our direct-to-customer e-commerce business, we distribute our merchandise from our shipcenters in Buckeye, Arizona and Indianapolis, Indiana.
We generally ship merchandise from our shipcenters to our stores one to six times a week, depending on the season and the volume of a specific store. We use either contract carriers or our own private fleet of trucks to ship merchandise to our stores.
We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional shipcenters.
In March 2019, we completed the purchase of an approximately 700,000 square foot shipcenter in Forsyth, Georgia. The total amount paid for the land and building was approximately $42 million. We began operating the shipcenter in April 2019 and will expand to approximately 1,000,000 square feet in the first half of 2024. The total construction cost of the expansion is expected to be approximately $21 million.
In August 2019, we acquired land in Conroe, Texas, to build an approximately 860,000 square foot shipcenter. The total amount paid for the land and building was approximately $56 million. We began operating the shipcenter in July 2020.
In July 2020, we acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot shipcenter. The total amount paid for the land and building was approximately $65 million. We began operating the shipcenter in August 2021 and will expand to approximately 1,200,000 square feet in the second half of 2024. The total construction cost of the expansion is expected to be approximately $26 million.
In March 2021, we acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot shipcenter. The total amount paid for the land and building was approximately $60 million. We began operating the shipcenter in June 2022.
As a result of the significant expansion of our network of distribution facilities over the last several years, including the opening of our Indianapolis, Indiana shipcenter in June 2022, we ceased operations at our shipcenters in Olive Branch, Mississippi and Cincinnati, Ohio in the first half of fiscal 2022 as well as the e-commerce operations in our Pedricktown, New Jersey shipcenter in the first half of fiscal 2023.
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

•Wow Our Customers
•Unleash Your Passion
•Hold the Penny Hostage
•Achieve the Impossible
•Work Hard, Have Fun and Build a Career

Crew
As of February 3, 2024, we employed approximately 7,000 full-time and 15,000 part-time crew. Of our total crew, approximately 800 were corporate, approximately 1,000 were based at our shipcenters in Pedricktown, New Jersey, Forsyth, Georgia, Conroe, Texas, Buckeye, Arizona, and Indianapolis, Indiana and approximately 20,200 were store crew located in 43 states throughout the United States. The number of part-time crew fluctuates depending on seasonal needs. None of our crew belong to a union or are party to any collective bargaining or similar agreement.

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
Employee Stock Purchase Plan
Paid time off provided to all full-time crew
Paid parental leave provided to all full-time crew
Identification theft, pet insurance, legal services access, term life, as well as supplemental accident, hospital indemnity, and critical illness coverage at option and cost of crew
Employment Practices
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
Turnover
Retention of our talented crew is an important focus for us. We, therefore, monitor crew turnover, particularly at the store management and district management levels and employ various strategies to strive to improve our turnover rate.
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
In 2023 a high percentage of our crew participated in the survey, and the results demonstrated that our overall engagement levels exceed Gallup’s overall company averages in the United States and worldwide. The results also reflected that we are a mission-driven company with crew’s response on our strength of purpose far exceeding Gallup’s measurement for world class.

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
Our financial performance could be adversely impacted by inflation, which is subject to market conditions. Inflationary pressures on the products we sell could impact our net sales and earnings. If the cost of goods changes as a result of inflation, we may be unable to adjust our retail prices accordingly, which could adversely impact our sales or earnings. During fiscal 2022, we experienced levels of inflation that are higher than we have experienced in recent years, resulting in part from various supply disruptions, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, monetary policy actions, and other disruptions caused by the uncertain economic environment. While we have been able to mitigate this impact to date through our pricing strategies, we are unable to predict how long the current inflationary environment will continue or the impact of inflationary trends on consumer behavior and our sales and profitability in the future. Additionally, commodities can be subject to availability constraints and price volatility caused by weather, supply conditions, political instability, government regulations, tariffs, energy prices and general economic conditions and other unpredictable factors. Changes in commodity prices could also negatively impact our sales and earnings if our competitors react more aggressively.
We may not be able to successfully implement our growth strategy on a timely basis or at all, which could harm our growth and results of operations.
Our growth is dependent on our ability to open profitable new stores. We believe we have an opportunity to continue to grow our store base from 1,544 stores in 43 states as of February 3, 2024 to more than 3,500 locations over time.
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
Unavailability of attractive store locations, delays in the acquisition or opening of new stores, delays or costs resulting from a decrease in commercial development due to landlord capital constraints, difficulties in staffing and operating new store locations or lack of customer acceptance of stores in new market areas may negatively impact our new store growth and the costs or the profitability associated with new stores.
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
Increased tariffs as well as any newly imposed tariffs on items imported from China or elsewhere would likely result in lower gross margins on impacted products, unless we are able to successfully take any one or more of the following mitigating actions: negotiate lower product costs with our vendors, purchase products produced in countries with no or lower tariffs or transition away from domestic vendors who source from China or other tariff impacted countries, increase our prices, or alter or cease offering certain products. Any increase in pricing, alteration of products or reduced product offering could reduce the competitiveness of our products. Furthermore, any retaliatory countermeasures imposed by countries subject to such tariffs, such as China, could increase our, or our vendors’, import expenses. Additionally, even if the products we import are not directly impacted by additional tariffs, the imposition of such additional tariffs on goods imported into the United States could cause increased prices for consumer goods in general, which could have a negative impact on consumer spending for discretionary items reducing demand for our products. These direct and indirect impacts of increased tariffs or trade restrictions implemented by the United States, both individually and cumulatively, could have a material adverse effect on our business, financial condition and results of future operations.
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
We, like many retailers, are and may in the future be subject to increasing operational costs, including escalating product costs, the imposition of tariffs on imported goods, and higher wage and benefits costs in response to legislative requirements and competitive pressures. In fiscal 2019, we implemented price increases (including beyond $5 per item) in an effort to mitigate some or all of the risks of such operational cost increases. We can offer no assurances that price increases will be accepted by our customers, or that price increases will be sufficient to offset the impact of future cost increases. In addition, any increase in our prices may cause our unit sales to decline and could undermine our positioning as an extreme value retailer making us less attractive to our customers and less competitive in the marketplace. Accordingly, such factors could have a material adverse effect on our business, financial condition and results of future operations.
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
We maintain shipcenters in Pedricktown, New Jersey, Forsyth, Georgia, Conroe, Texas, Buckeye, Arizona, Indianapolis and Indiana. We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional shipcenters. In March 2019, we completed the purchase of an approximately 700,000 square foot shipcenter in Forsyth, Georgia, which we began operating in April 2019, and will expand to approximately 1,000,000 square feet in the first half of 2024. In August 2019, we acquired land in Conroe, Texas to building an approximately 860,000 square foot shipcenter, which we began operating in July 2020. In July 2020, we acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot shipcenter, which we began operating in August 2021, and will expand to approximately 1,200,000 square feet in the second half of 2024. In March 2021, we acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot shipcenter, which we began operating in June 2022. As a result of the significant expansion of our network of distribution facilities over the last several years, including the opening of our Indianapolis, Indiana shipcenter in June 2022, we ceased operations at our shipcenters in Olive Branch, Mississippi and Cincinnati, Ohio in the first half of fiscal 2022 as well as the e-commerce operations in our Pedricktown, New Jersey shipcenter in the first half of fiscal 2023. Delays in opening the planned new shipcenters could adversely affect our future operations by slowing store growth, which could in turn reduce sales growth. In addition, any distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as: shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of future projects, including opening the planned new shipcenters could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that any project will be completed on time or within established budgets.
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
As with other companies, we are periodically subject to cyberattacks. Cyberattacks and other cyber incidents are occurring more frequently including as a result of ongoing military conflicts, certain U.S. foreign relations, and remote work arrangements, are constantly evolving in nature, are becoming more sophisticated and are being made by groups and individuals (including criminal hackers, hacktivists, state-sponsored institutions, terrorist organizations and individuals or groups participating in organized crime) with a wide range of expertise and motives (including monetization of corporate, payment or other internal or personal data, theft of trade secrets and intellectual property for competitive advantage and leverage for political, social, economic and environmental reasons). Such cyberattacks and cyber incidents can take many forms including cyber extortion, denial of service, social engineering, such as impersonation attempts to fraudulently induce crew or others to disclose information or unwittingly provide access to systems or data, introduction of viruses or malware, such as ransomware through phishing emails, website defacement or theft of passwords and other credentials. Although we may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents, no cyberattack or other cyber incident has, to our knowledge, had a material adverse effect on our business, financial condition or results of operations to date.
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

We use, and may over time increase the usage of, machine learning and other types of artificial intelligence in our business, and challenges with properly managing its use could adversely affect our business.

Like many businesses, we utilize machine learning and other types of artificial intelligence (collectively, “AI”) and advancements in technology may allow us to expand the use of AI, including generative AI, into key operational and/or administrative aspects of our business with the result that applications of AI may become important in our operations over time. Our competitors or other third parties may incorporate AI into their businesses more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the types of information that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. The rapid evolution of AI, including potential government regulation of AI, may require significant resources to develop, test and maintain our implementations of AI.
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
Increases in sales in existing stores are dependent on factors such as competition, including from online retailers, merchandise selection, store operations and customer satisfaction. If we fail to realize our goals of successfully managing our store operations and increasing our customer retention and recruitment levels, our sales may not increase, and our growth may be impacted adversely.
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
Our inventory balance represented approximately 15% of our total assets as of February 3, 2024. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, or if our expectations about customer spending levels are inaccurate, we may have to take unanticipated markdowns to dispose of excess inventory, which also can adversely impact our financial results. We have historically experienced loss of inventory (also called “inventory shrink”, “shrink”, or "shrinkage") due to damage, theft, and other causes and have recently seen inventory shrink reach higher than historic levels. Although we are making every effort to minimize inventory shrinkage, we cannot assure you that incidences of inventory loss and theft will decrease in the future, or that the measures we are taking will effectively address the problem. We continue to focus on ways to reduce these risks, but we cannot assure you that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our profitability and cash flows from operations may be negatively affected.
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
We operate in a highly competitive retail environment with numerous competitors, including online retailers, some of which have greater resources or better brand recognition than we do. We compete with respect to customers, price, store location, merchandise quality and supply, assortment and presentation, in-stock consistency, customer service and crew. This competitive environment subjects us to various risks, including the ability to provide quality, trend-right merchandise to our customers at competitive prices that allow us to maintain our profitability. Because of our low-price model, we may have limited ability to increase prices in response to increased costs without losing competitive position which may adversely affect our margins and financial performance. In addition, price reductions by our competitors may result in the reduction of our prices and a corresponding reduction in our profitability. Accordingly, we may face periods of intense competition in the future, which could have a material adverse effect on our profitability and results of operations.
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
Our business is seasonal, with the highest percentage of sales (approximately 40% of total annual sales over the last two fiscal years) occurring during the fourth fiscal quarter (November, December and January), which includes the year-end holiday season. This increased percentage of net sales has historically resulted in the highest percentages of net income during the fourth fiscal quarter. We purchase substantial amounts of inventory in the end of the third fiscal quarter (October) and beginning of the fourth fiscal quarter (November and December) and incur higher shipping costs and higher payroll costs in anticipation of the increased sales activity during these time periods. Adverse events, such as inclement or unusual weather, deteriorating economic conditions, higher unemployment, increased wage rates, higher gas prices or public transportation disruptions, could result in lower-than-planned sales during the holiday season which may lead to unanticipated markdowns. Since we rely on third parties for transportation and use third-party warehouses when we build up inventory, a number of these factors are outside of our control. Our holiday sales are also materially impacted by the length of the holiday selling season. In years where the selling season is shorter than typical due to the timing of the major holidays, our retail sales could be negatively impacted. In addition, the occurrence of any other operational disruptions during a shorter holiday period could have a heightened negative impact. An unsuccessful fourth quarter, or holiday season, will have a substantial negative impact on our financial condition and results of operations for the entire fiscal year.

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
We are continuing to expand, upgrade and develop our information technology capabilities, including, most recently, our core-enterprise resource planning system (or "ERP") which we implemented through Oracle software in fiscal 2020, the re-launch of our e-commerce website on the Hollar platform in fiscal 2020, and the implementation of a new enterprise wide human capital management system, Workday, in 2021. If we are unable to successfully continue upgrading or expanding our technological capabilities to support our growth, we may not be able to take advantage of market opportunities, manage our costs and transactional data effectively, satisfy customer requirements, execute our business plan or respond to competitive pressures. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, or with maintenance or adequate support of existing systems, could also disrupt or reduce the efficiency of our operations.
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
Climate change could present risks to our operations. Our headquarters, store locations and shipcenters, as well as certain of our vendors and customers, are located in areas which have been and could be subject to natural disasters such as floods, hurricanes, tornadoes, fires or earthquakes. Adverse weather conditions or other extreme changes in the weather, including as a result of climate change and including resulting electrical and technological failures, may disrupt our business and may adversely affect our ability to sell and distribute products. In addition, we operate in markets that are susceptible to pandemic outbreaks, or terrorist acts, and our operations may be affected by disruptive political events, both global and domestic, such as civil unrest in countries in which our vendors are located or products are manufactured, and in the US, where protests and other disturbances have affected, and may continue to affect, our ability to operate our stores.

Further, recent global events have adversely affected and are continuing to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. Military conflicts and wars (such as the ongoing conflicts between Russia and Ukraine, Israel and Hamas, and the Red Sea crisis and its impact on shipping and logistics), terrorist attacks, instability in Venezuela, other geopolitical events, high inflation, increasing interest rates, bank failures and associated financial instability and crises, and supply chain issues can cause exacerbated volatility and disruptions to various aspects of the global economy. The uncertain nature, magnitude, and duration of hostilities stemming from such conflicts, including the potential effects of sanctions and countersanctions, or retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations.
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
We purchase merchandise from vendors that may be subject to copyrights or patents, or that may otherwise incorporate protected intellectual property. We do not manufacture any of the merchandise we purchase from our vendors for sale to our customers and we do not routinely independently investigate whether our manufacturing partners hold intellectual property rights to merchandise that they are manufacturing or distributing. As a result, we rely upon the vendors’ representations and indemnifications set forth in our purchase orders and supplier agreements concerning their right to sell us the products that we purchase from them. If a third-party claims to have rights with respect to merchandise we purchased from a vendor, or if we acquire unlicensed merchandise, we could be required to remove such merchandise from our stores, resulting in our loss of the revenues and profits associated with the ongoing sale of such products. In addition, we could incur costs associated with destruction of such merchandise if the vendor is unwilling or unable to reimburse us, and be subject to liability under various civil and criminal causes of action, including actions to recover unpaid royalties and other damages and injunctions. Although our purchase orders and agreements with vendors generally require the vendor to indemnify us against such claims, a vendor may not have the financial resources to defend itself or us against such claims, in which case we may have to pay the costs and expenses associated with defending such claims. Any of these results could harm our brand image and have a material adverse effect on our financial condition, cash flows and results of operations as well as our growth.
Product and food safety claims and the effects of legislation and regulations on product safety and quality and food safety and quality could affect our sales and results of operations adversely.
We may be subject to product liability claims from customers or actions brought or penalties assessed by government agencies relating to products, including food products or over-the-counter drug products that are recalled, mis-labeled, expired, defective or otherwise alleged to be harmful. Such claims may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling and transportation phases. All of our vendors and their products are contractually required to comply with applicable product and food safety laws. We generally seek contractual indemnification and insurance coverage from our vendors. However, if we do not have adequate contractual indemnification and/or insurance available, such claims could have a material adverse effect on our business, financial condition and results of operations. Our ability to obtain indemnification from foreign vendors may be hindered by the manufacturers’ lack of understanding of U.S., state-specific or local product liability or other laws, which may make it more likely that we be required to respond to claims or complaints from customers as if we were the manufacturer of the products. Even with adequate insurance and indemnification, such claims could significantly damage our reputation and consumer confidence in our products. Our litigation expenses could increase as well, which also could have a materially negative impact on our results of operations even if a product liability claim is unsuccessful or is not fully pursued. Furthermore, if our vendors are unable or unwilling to recall products failing to meet standards, we may be required to recall those products at a substantial cost to us.

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
Investor and regulatory focus are intensifying with respect to certain environmental, social and governance ("ESG") matters. These matters include, among others, (i) efforts and mitigation of the impact of climate change, (ii) human rights matters, (iii) ethics and compliance with law, (iv) diversity, equity and inclusion, and (v) the role of the Company's board of directors in supervising various sustainability issues. Additionally, in the retail industry, the materials used in the products we sell as well as where we source our products is of particular importance.
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
Additionally, there can be no certainty that we will successfully navigate or manage ESG issues or that we will successfully meet investors or others' expectations. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation with governments, customers, crew, other third parties and the communities and industries in which we operate, as well as, on our business, share price, financial condition, access to capital or results of operations.
Your percentage ownership in us may be diluted by future equity issuances, which could reduce your influence over matters on which shareholders vote.
Our Board of Directors has the authority, without action or vote of our shareholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, shares issuable upon the vesting of restricted stock units or performance-based restricted stock units, shares that may be issued to satisfy our obligations under our equity incentive plan or shares of our authorized but unissued preferred stock. As of February 3, 2024, 3.4 million stock options, restricted shares, or restricted stock units were available for grant under our equity incentive plan, and 0.5 million shares of our common stock are issuable upon the exercise of options outstanding, the vesting of restricted stock units and the vesting of performance-based restricted stock units under that plan. Exercises of these options or issuances of common stock or preferred stock could reduce your influence over matters on which our shareholders vote and, in the case of issuances of preferred stock, likely could result in your interest in us being subject to the prior rights of holders of that preferred stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity risk is assessed at the enterprise level as part of our overall enterprise risk management program. We maintain a dedicated cybersecurity function and program that is led by the Chief Information Security Officer ("CISO").
The cybersecurity function performs an annual threat and risk assessment that drives our security strategy. The strategy is aligned to the ISO 27001/02 and NIST cybersecurity frameworks, which drive our security policies and procedures. These policies and procedures, along with enabling security technology and qualified security function employees, maintain activities to prevent, detect, and minimize the effects of cybersecurity incidents. Cybersecurity technology and practices are in place to enable the protection of consumer and employee personal data and confidential information.
We maintain incident response plans and playbooks that allow for cybersecurity incident response, management and recovery in the event of an incident. These plans are tested on an annual basis.

We periodically engage qualified third parties to perform external assessments and audits of our overall security program, as well as to perform detailed security assessments of various components of our overall technology infrastructure. We also supplement our own internal expertise with qualified third parties to engage in varying security operational functions aiding in the identification and remediation of potential cybersecurity threats.
We require employees and temporary staffing to complete annual training on information security, including cybersecurity, global data privacy requirements and compliance measures.
We have implemented a third-party service provider risk assessment program to assess material cyber threats associated with using third party providers. This program is designed to assess risk prior to the onboarding of new providers as well as to review high risk and medium risk providers on an annual basis.
As of the date of this Annual Report, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations and financial condition.
We have integrated governance processes into our overall risk management framework to enable the Board of Directors to oversee cybersecurity risk. The Audit Committee oversees management’s policies and procedures related to cybersecurity risk management and periodically reports to the Board of Directors. The Chairman of the Audit Committee acts as the lead with respect to direct oversight of management.
Our Board of Directors considers cybersecurity risks through interaction with our management team and the Audit Committee, as well as through quarterly updates with our CISO.
Management informs the Audit Committee of material aspects of our cybersecurity program on a quarterly basis. This includes informing the committee on key strategic and operational goals, risk mitigation efforts, performance metrics, and descriptions and notification of emerging or existing risks as well as incidents impacting us.
Management assesses and considers cybersecurity risks through its enterprise risk management program, consultation with external advisors, as well as through discussions with our CIO and CISO. We have an experienced and dedicated CISO, who has served in various roles in information technology, technology audit and security over the past 38 years, including serving as a senior partner in charge of various information security and business resiliency practices at one of the Big 4 Accounting consultancies, advising some of the largest public company leadership teams and boards of directors on cyber related issues and projects. The CISO also served as the CISO for one of the Big 4, as well as a retail ecommerce business virtual CISO. The CISO holds an undergraduate degree in Management Information Systems and has attained the professional certification of Certified Information Systems Auditor.
Management is informed of cybersecurity risks and activities as part of the quarterly business review of the Information Technology function.
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
In fiscal 2015, we opened a shipcenter in Pedricktown, New Jersey. We currently occupy approximately 1,000,000 square feet at this shipcenter, having expanded from 800,000 square feet in September 2018 and it is leased under a lease agreement expiring in 2025 with options to renew for three successive five-year periods. In March 2019, we completed the purchase of an approximately 700,000 square foot shipcenter in Forsyth, Georgia for approximately $42 million, for the land and building. We began operating the shipcenter in April 2019 and will expand to approximately 1,000,000 square feet in the first half of 2024. The total construction cost of the expansion is expected to be approximately $21 million. In August 2019, we acquired land in Conroe, Texas, to build an approximately 860,000 square foot shipcenter for approximately $56 million, for the land and building. We began operating the shipcenter in July 2020. In July 2020, we acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot shipcenter for approximately $65 million, for the land and building. We began operating the shipcenter in August 2021 and will expand to approximately 1,200,000 square feet in the second half of 2024. The total construction cost of the expansion is expected to be approximately $26 million. In March 2021, we acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot shipcenter for approximately $60 million, for land and building. We began operating the shipcenter in June 2022. As a result of the significant expansion of our network of distribution facilities over the last several years, including the opening of our Indianapolis, Indiana shipcenter in June 2022, we ceased operations at our shipcenters in Olive Branch, Mississippi and Cincinnati, Ohio in the first half of fiscal 2022 as well as the e-commerce operations in our Pedricktown, New Jersey shipcenter in the first half of fiscal 2023.

At the end of fiscal 2023, there were 1,544 Five Below store locations in 43 states. All of our stores are leased from third parties. These leases typically have ten-year terms with additional five-year renewal options, and many provide us with the option to terminate early under specified conditions. In addition to future minimum lease payments, some of our store leases provide for additional rental payments based on a percentage of net sales if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the Nasdaq Global Select Market under the symbol “FIVE.” On February 2, 2024 (the last trading day of fiscal 2023), the last reported sale price on the Nasdaq Global Select Market of our common stock was $181.11 per share. As of March 8, 2024, we had approximately 258,974 holders of record of our common stock.

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
The following graph compares the cumulative total shareholder return on our common stock from July 19, 2012 (the date our common stock commenced trading on the Nasdaq Global Select Market) through February 3, 2024, with the return on (i) the Nasdaq Global Market Composite Index and (ii) the Nasdaq US Benchmark Retail Index over the same period. This graph assumes an initial investment of $100 and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	1/31/2014	1/30/2015	1/29/2016	1/27/2017	2/2/2018	2/1/2019	1/31/2020	1/29/2021	1/28/2022	1/27/2023	2/2/2024
FIVE BELOW, INC.	$138.30	$125.70	$132.90	$141.90	$237.50	$470.70	$427.20	$663.13	$599.40	$736.72	$683.43
NASDAQ GLOBAL MARKET COMPOSITE INDEX	$138.40	$156.30	$155.60	$190.90	$244.10	$244.90	$308.50	$440.70	$464.30	$391.84	$526.95
NASDAQ US BENCHMARK RETAIL INDEX	$132.70	$161.50	$168.00	$182.50	$242.80	$251.70	$295.90	$457.96	$479.00	$302.24	$411.13

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
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock during the fourth fiscal quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
Third Quarter 2023	—	$—	—	$20,000,000
October 29, 2023 - November 25, 2023	—	$—	—	$20,000,000
November 26, 2023 - December 30, 2023	—	$—	—	$100,000,000
December 31, 2023 - February 3, 2024	—	$—	—	$100,000,000
Fourth Quarter 2023	—	$—	—	$100,000,000

(1) On March 21, 2018, we announced that our Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock through March 31, 2021. This program expired on March 31, 2021. On March 9, 2021, our Board of Directors approved a new share repurchase program for up to $100 million of our common shares through March 31, 2024. We have exhausted repurchases under this program. On June 14, 2022, our Board of Directors approved a new share repurchase program for up to $100 million of our comm stock through June 30, 2025. This program was retired on November 27, 2023. On November 27, 2023, our Board of Directors approved a new share repurchase program for up to $100 million of our common shares through November 27, 2026. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be repurchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected financial and other data as of and for the periods indicated. The selected financial data for fiscal 2023, 2022 and 2021 and selected consolidated balance sheet data as of February 3, 2024 and January 28, 2023 have been derived from our consolidated financial statements audited by KPMG LLP, our independent registered public accounting firm, included elsewhere in this Annual Report. The selected financial data for fiscal 2020 and fiscal 2019, and the selected balance sheet data as of January 29, 2022, January 30, 2021, and February 1, 2020, have been derived from our audited consolidated financial statements that have not been included in this Annual Report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected financial data in conjunction with the consolidated financial statements and accompanying notes and the information under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.
We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31st of the following year. The reporting periods contained in the following table consist of 53 weeks of operations in fiscal 2023 and 52 weeks of operations in each of fiscal 2022, 2021, 2020, and 2019, respectively.

	Fiscal Year
	2023	2022	2021	2020	2019
	(in millions, except share and per share data)
Consolidated Statements of Operations Data (1):
Net sales	$3,559.4	$3,076.3	$2,848.4	$1,962.1	$1,846.7
Cost of goods sold (exclusive of items shown separately below)	2,285.5	1,980.8	1,817.9	1,309.8	1,172.8
Selling, general and administrative expenses	757.5	644.8	565.7	428.2	401.7
Depreciation and amortization	130.7	105.6	84.8	69.3	55.0
Operating income	385.6	345.0	379.9	154.8	217.3
Interest income (expense) and other income (expense), net	15.5	2.5	(13.2)	(1.7)	4.3
Income before income taxes	401.1	347.5	366.7	153.1	221.6
Income tax expense	100.0	86.0	87.9	29.7	46.5
Net income	$301.1	$261.5	$278.8	$123.4	$175.1
Per Share Data:
Basic income per common share (2)	$5.43	$4.71	$4.98	$2.21	$3.14
Diluted income per common share (2)	$5.41	$4.69	$4.95	$2.20	$3.12
Weighted average shares outstanding:
Basic shares	55,487,252	55,547,267	55,999,713	55,816,508	55,823,535
Diluted shares	55,621,619	55,745,279	56,303,854	56,060,039	56,166,167

	Fiscal Year
	2023	2022	2021	2020	2019
	(in millions, except percentages and total stores data)
Consolidated Statements of Cash Flows Data (1):
Net cash provided by (used in):
Operating activities	$499.6	$314.9	$327.9	$366.0	$187.0
Investing activities	$(556.3)	$(3.9)	$(465.6)	$(286.9)	$(193.6)
Financing activities	$(95.9)	$(43.6)	$(66.1)	$(12.8)	$(42.7)
Other Operating and Financial Data (1):
Total stores at end of period	1,544	1,340	1,190	1,020	900
Comparable sales increase (decrease)	2.8%	(2.0)%	30.3%	(5.5)%	0.6%
Average net sales per store (3)	$2.5	$2.4	$2.5	$2.0	$2.2
Gross margin (4)	35.8%	35.6%	36.2%	33.2%	36.5%
Capital expenditures	$335.1	$252.0	$288.2	$200.2	$212.3
Consolidated Balance Sheet Data (1) (5):
Cash and cash equivalents	$179.7	$332.3	$65.0	$268.8	$202.5
Short-term investment securities	280.3	66.8	277.1	140.9	59.2
Total current assets	1,203.5	1,066.4	904.7	755.4	665.7
Total assets	3,872.0	3,324.9	2,880.5	2,314.8	1,958.7
Total current liabilities	715.9	602.6	586.9	435.7	351.3
Total liabilities	2,287.1	1,963.0	1,760.2	1,432.9	1,198.9
Total shareholders’ equity	$1,585.0	$1,361.9	$1,120.3	$881.9	$759.8
(1)Components may not add to total due to rounding.
(2)Please see Note 4 in our consolidated financial statements included elsewhere in this Annual Report for an explanation of per share calculations.
(3)Only includes stores open before the beginning of the fiscal year.
(4)Gross margin is equal to our net sales less our cost of goods sold as a percentage of our net sales.
(5)Fiscal 2019 Consolidated Balance Sheet data includes adoption of ASU 2016-02 "Leases" based on the modified retrospective method.

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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2024" or "fiscal 2024" refer to the period from February 4, 2024 to February 1, 2025, which consists of a 52-week fiscal year. References to "fiscal year 2023" or "fiscal 2023" refer to the period from January 29, 2023 to February 3, 2024, which consists of a 53-week fiscal year. References to "fiscal year 2022" or "fiscal 2022" refer to the period from January 30, 2022 to January 28, 2023, which consists of a 52-week fiscal year. References to "fiscal year 2021" or "fiscal 2021" refer to the period from January 31, 2021 to January 29, 2022, which consists of a 52-week fiscal year. References to "fiscal year 2020" or "fiscal 2020" refer to the period from February 2, 2020 to January 30, 2021, which consists of a 52-week fiscal year. References to “fiscal year 2019” or “fiscal 2019” refer to the period from February 3, 2019 to February 1, 2020, which consists of a 52-week fiscal year.
Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiaries as "we," "us," or "our") is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, with most priced at $5 and below, including select brands and licensed merchandise across our category worlds. In fiscal 2019, we rolled out new pricing to our full chain, increasing prices on certain products over $5. Most of our products remain at $5 and below. As of February 3, 2024, we operated 1,544 stores in 43 states.
We also offer our merchandise on the internet, through our fivebelow.com e-commerce website, offering home delivery and the option to buy online and pick up in store. Additionally, we sell merchandise through on-demand third-party delivery services to enable our customers to shop online and receive convenient delivery. All e-commerce sales, which includes shipping and handling revenue, are included in net sales and are included in comparable sales. Our e-commerce expenses will have components classified as both cost of goods sold and selling, general and administrative expenses (including depreciation and amortization).
We believe that our business model has resulted in strong financial performance when considered in light of the economic environment. Our comparable sales increased by 2.8% in fiscal 2023, decreased by 2.0% in fiscal 2022, and increased by 30.3% in fiscal 2021. Between fiscal 2021 and fiscal 2023, our net sales increased from $2,848.4 million to $3,559.4 million, representing a compounded annual growth rate of 11.8%. Over the same period, our operating income increased from $379.9 million to $385.6 million, representing a compounded annual growth rate of 0.7%. In addition, we expanded our store base from 1,190 stores at the end of fiscal 2021 to 1,544 stores at the end of fiscal 2023 and we plan to open between 225 and 235 new stores in fiscal 2024.
We expect to continue our strong growth in the future. By offering trend-right merchandise at differentiated price points, our stores have been successful in varying geographic regions, population densities and real estate settings. As of February 3, 2024, we operated stores in 43 states throughout the United States. We are primarily located in power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets with trade areas including at least 100,000 people in the specified market. We continue to believe we have the opportunity to expand our store base in the United States from 1,544 locations as of February 3, 2024 to more than 3,500 locations over time. Our ability to open profitable new stores depends on many factors, including our ability to identify suitable markets and sites; negotiate leases with acceptable terms; achieve brand awareness in the new markets; efficiently source and distribute additional merchandise; and achieve sufficient levels of cash flow and financing to support our expansion.
We have a proven and highly profitable store model that has produced consistent financial results and returns, and our new stores have achieved average payback period of less than one year. Our new store model assumes a store size of approximately 9,500 square feet that achieves annual sales of approximately $2 million in the first full year of operation. Our new store model also assumes an average new store investment of approximately $0.4 million. Our new store investment includes our store build-out (net of tenant allowances), inventory (net of payables) and cash pre-opening expenses.

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
Over the past nine years, we have invested a significant amount of capital in infrastructure and systems necessary to support our future growth and we expect to incur additional capital expenditures related to expansion of our infrastructure and systems in future periods. In fiscal 2015, we invested in a new ERP and began the multi-year implementation of the ERP, which is designed to enhance functionality and provide timely information to the Company's management team related to the operation of the business. In fiscal 2020, we invested in a new Retail Merchandising System and began the multi-year implementation of the Retail Merchandising System, which is designed to manage, control, and perform seamless execution of day-to-day merchandising activities, including purchasing, distribution, order fulfillment, and financial close. In fiscal 2015, we opened a shipcenter in Pedricktown, New Jersey. We occupy approximately 1,000,000 square feet at this shipcenter, having expanded from 800,000 square feet in September 2018. In fiscal 2016, we signed a 15-year lease for a new corporate headquarters location in Philadelphia, Pennsylvania. We currently occupy approximately 230,000 square feet of office space with multiple options to expand in the future. In March 2019, we completed the purchase of an approximately 700,000 square foot shipcenter in Forsyth, Georgia. We began operating the shipcenter in April 2019 and will expand to approximately 1,000,000 square feet in the first half of 2024. The total construction cost of the expansion is expected to be approximately $21 million. In August 2019, we acquired land in Conroe, Texas, to build an approximately 860,000 square foot shipcenter for approximately $56 million. We began operating the shipcenter in July 2020. In July 2020, we acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot shipcenter for approximately $65 million. We began operating the shipcenter in August 2021 and will expand to approximately 1,200,000 square feet in the second half of 2024. The total construction costs of the expansion is expected to be approximately $26 million. In March 2021, we acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot shipcenter for approximately $60 million. We began operating the shipcenter in June 2022. As a result of the significant expansion of our network of distribution facilities over the last several years, including the opening in the first half of fiscal 2022 of our Indianapolis, Indiana shipcenter, we ceased operations at our shipcenters in Olive Branch, Mississippi and Cincinnati, Ohio in the first half of fiscal 2022 as well as the e-commerce operations in our Pedricktown, New Jersey shipcenter in the first half of fiscal 2023.
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
How We Assess the Performance of Our Business and Non-GAAP Measures
In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales, comparable sales, cost of goods sold and gross profit, selling, general and administrative expenses (including depreciation and amortization) and operating income.
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
Comparable sales exclude the 53rd week of sales for 53-week fiscal years. Therefore, Fiscal 2023 comparable sales were calculated using a 52-week comparable period through the week ending January 27, 2024. In the 52-week fiscal year subsequent to a 53-week fiscal year, we exclude the sales in the non-comparable week from the same-store sales calculation on a restated calendar basis using the National Retail Federation's restated calendar comparing similar weeks
There may be variations in the way in which some of our competitors and other retailers calculate comparable or “same store” sales. As a result, data in this Annual Report regarding our comparable sales may not be comparable to similar data made available by other retailers. Non-comparable sales are comprised of new store sales, sales for stores not open for a full 15 months, and sales from existing store relocation and expansion projects that were temporarily closed (or not receiving deliveries) and not included in comparable sales.
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
Opening new stores is an important part of our growth strategy. As we continue to pursue our growth strategy, we expect that a significant percentage of our net sales will continue to come from new stores not included in comparable sales. Accordingly, comparable sales are only one measure we use to assess the success of our growth strategy.

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
The variable component of our cost of goods sold is higher in higher volume quarters because the variable component of our cost of goods sold generally increases as net sales increase. We regularly analyze the components of gross profit, a non-GAAP financial measure, as well as gross margin as it provides a useful and relevant measure to analyze our financial performance. Any inability to obtain acceptable levels of initial markups, a significant increase in our use of markdowns, and a significant increase in inventory shrinkage or inability to generate sufficient sales leverage on the store occupancy, distribution and buying components of cost of goods sold could have an adverse impact on our gross profit and results of operations. In addition, current global supply chain disruptions, the cost of freight and constraints on shipping capacity to transport inventory may have an adverse impact on our gross profit and results of operations, as well as our sales. Changes in the mix of our products may also impact our overall cost of goods sold.
Selling, General and Administrative Expenses (including Depreciation and Amortization)
Selling, general and administrative (including depreciation and amortization), or SG&A, expenses are composed of payroll and other compensation, marketing and advertising expense, depreciation and amortization expense and other selling and administrative expenses. SG&A expenses as a percentage of net sales are usually higher in lower sales volume quarters and lower in higher sales volume quarters.
The components of our SG&A expenses may not be comparable to those of other retailers. We expect that our SG&A expenses will increase in future periods due to our continuing store growth. In addition, any increase in future share-based grants or modifications will impact our share-based compensation expense included in SG&A expenses.
Operating Income
Operating income equals gross profit less SG&A expenses. Operating income excludes interest expense or income, other expense or income, and income tax expense or benefit. We use operating income as an indicator of the productivity of our business and our ability to manage SG&A expenses. Operating income percentage measures operating income as a percentage of our net sales.

Results of Consolidated Operations
The following tables summarize key components of our results of consolidated operations for the periods indicated, both in dollars and as a percentage of our net sales. Refer to Item 7 "Results of Consolidated Operations" in our Annual Report on Form 10-K for the year ended January 28, 2023 for a comparison of fiscal years 2022 and 2021.

	Fiscal Year
	2023	2022
	(in millions, except percentages and total stores data)
Consolidated Statements of Operations Data (1):
Net sales	$3,559.4	$3,076.3
Cost of goods sold (exclusive of items shown separately below)	2,285.5	1,980.8
Selling, general and administrative expenses	757.5	644.8
Depreciation and amortization	130.7	105.6
Operating income	385.6	345.0
Interest income and other income, net	15.5	2.5
Income before income taxes	401.1	347.5
Income tax expense	100.0	86.0
Net income	$301.1	$261.5
Percentage of Net Sales (1):
Net sales	100.0%	100.0%
Cost of goods sold (exclusive of items shown separately below)	64.2%	64.4%
Selling, general and administrative expenses	21.3%	21.0%
Depreciation and amortization	3.7%	3.4%
Operating income	10.8%	11.2%
Interest income and other income, net	0.4%	0.1%
Income before income taxes	11.3%	11.3%
Income tax expense	2.8%	2.8%
Net income	8.5%	8.5%
Operational Data:
Total stores at end of period	1,544	1,340
Comparable sales increase (decrease)	2.8%	(2.0)%
Average net sales per store (2)	$2.5	$2.4
Gross margin (3)	35.8%	35.6%
(1)Components may not add to total due to rounding.
(2)Only includes stores open before the beginning of the fiscal year.
(3)Gross margin is equal to our net sales less our cost of goods sold as a percentage of our net sales.

Fiscal Year 2023 Compared to Fiscal Year 2022
Net Sales
Net sales increased to $3,559.4 million in fiscal year 2023 from $3,076.3 million in fiscal year 2022, an increase of $483.1 million, or 15.7%. The increase was the result of a non-comparable sales increase of $400.7 million and a comparable sales increase of $82.4 million. In fiscal year 2023, we opened 204 net new stores compared to 150 new stores in fiscal year 2022. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2023, and the number of stores that opened in fiscal 2022 but have not been open for 15 full months and includes approximately $48.1 million of sales contributed by the 53rd week in fiscal 2023.
Comparable sales increased 2.8%. This increase resulted from an increase of approximately 3.9% in the number of transactions, partially offset by a decrease of approximately 1.0% in the average dollar value of transactions.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $2,285.5 million in fiscal year 2023 from $1,980.8 million in fiscal year 2022, an increase of $304.7 million, or 15.4%. The increase in cost of goods sold was primarily the result of increases in the merchandise costs of goods resulting from increases in net sales and inventory shrinkage, and store occupancy costs primarily resulting from new store openings.
Gross profit increased to $1,273.8 million in fiscal year 2023 from $1,095.5 million in fiscal year 2022, an increase of $178.3 million, or 16.3%. Gross margin increased to 35.8% in fiscal year 2023 from 35.6% in fiscal year 2022, an increase of approximately 20 basis points. The increase in gross margin was primarily the result of a decrease as a percentage of net sales in distribution costs. Also contributing to the increase in gross margin was a decrease in merchandise cost of goods sold, which includes the impact of higher inventory shrinkage.
Selling, General and Administrative Expenses (including Depreciation and Amortization)
Selling, general and administrative expenses (including depreciation and amortization) increased to $888.3 million in fiscal year 2023 from $750.4 million in fiscal year 2022, an increase of $137.8 million, or 18.4%. As a percentage of net sales, selling, general and administrative expenses (including depreciation and amortization) increased approximately 60 basis points to 25.0% in fiscal year 2023 compared to 24.4% in fiscal year 2022. The increase in selling, general and administrative expenses (including depreciation and amortization) was the result of an increase of $107.1 million in store-related expenses to support new store growth and $30.7 million of corporate-related expenses.
Income Tax Expense
Income tax expense increased to $100.0 million in fiscal year 2023 from $86.0 million in fiscal year 2022, an increase of $14.0 million, or 16.3%. The increase in income tax expense was primarily due to a $53.6 million increase in pre-tax net income, partially offset by discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" with respect to the requirements to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets.
Our effective tax rate for fiscal year 2023 was 24.9% compared to 24.7% in fiscal year 2022. The increase in our effective tax rate was primarily driven by changes in the mix of pretax income across state jurisdictions and non-deductible expenses, partially offset by discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting.
Net Income
As a result of the foregoing, net income increased to $301.1 million in fiscal year 2023 from $261.5 million in fiscal year 2022, an increase of approximately $39.6 million, or 15.1%.
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

Liquidity and Capital Resources
Overview
Cash capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make cash capital expenditures of approximately $365 million in fiscal 2024, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations, cash on-hand, investments and, as needed, borrowings under our Revolving Credit Facility. We expect to incur approximately $170 million of our cash capital expenditure budget in fiscal 2024 to construct and open between 225 and 235 new stores, with the remainder projected to be spent on our store relocations and remodels, distribution facilities, which includes the expansion of two facilities, and our corporate infrastructure.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility, which expires in September 2027, as needed, and we expect that funding to continue. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. As of February 3, 2024, we did not have any direct borrowings under our Revolving Credit Facility and had approximately $216 million available on the line of credit.
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
On June 14, 2022, our Board of Directors approved a new share repurchase program for up to $100 million of our common stock through June 30, 2025. In fiscal 2023, we purchased 504,369 shares at an aggregate cost of approximately $80.0 million, or average price of $158.63 per share. On November 27, 2023, our Board of Directors retired this share repurchase program.
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

Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Fiscal Year
	2023	2022

Net cash provided by operating activities	$499.6	$314.9
Net cash used in investing activities	(556.3)	(3.9)
Net cash used in financing activities	(95.9)	(43.6)
Net (decrease) increase during period in cash and cash equivalents (1)	$(152.6)	$267.4
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for fiscal 2023 was $499.6 million, an increase of $184.7 million compared to fiscal 2022. The increase was primarily due to changes in working capital, an increase in operating cash flows from store performance and a decrease in income taxes paid.
Cash Used in Investing Activities
Net cash used in investing activities for fiscal 2023 was $556.3 million, an increase of $552.4 million compared to fiscal 2022. The increase was primarily due an increase in net purchases of investment securities and other investments and an increase in capital expenditures. The increase in capital expenditures was primarily for our new store construction and our corporate infrastructure.
Cash Used in Financing Activities
Net cash used in financing activities for fiscal year 2023 was $95.9 million, an increase of $52.2 million compared to fiscal 2022. The increase was primarily the result of increases in the repurchase and retirement of common stock and common shares withheld for taxes.
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
All obligations under the Revolving Credit Facility are guaranteed by 1616 Holdings and secured by substantially all of the assets of the Company and 1616 Holdings. As of February 3, 2024 and January 28, 2023, we were in compliance with the covenants applicable to us under the First Amendment and the Revolving Credit Facility.
As of February 3, 2024 and January 28, 2023, we had approximately $216 million and $192 million, respectively, available in the Revolving Credit Facility.
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

Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed for impairment using factors including, but not limited to, our future operating plans and projected cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In the event of a store closure, we will record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Based on the analysis performed, our management believes that there was no impairment of long-lived assets for each of the 2023, 2022 and 2021 fiscal years. The impairment loss analysis requires management to apply judgment and make estimates.
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

Contractual Obligations
The following table summarizes, as of February 3, 2024, our minimum rental commitments under operating lease agreements including assumed extensions, minimum payments for long-term debt and other obligations in future periods:

(In millions)	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$2,099.2	$305.6	$591.4	$507.3	$694.8
Purchase obligations (2)	5.6	5.6	—	—	—
Total	$2,104.8	$311.2	$591.4	$507.3	$694.8

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
From February 4, 2024 to March 21, 2024, we committed to 25 new leases with terms of 10 years that have future minimum lease payments of approximately $52.2 million.

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
As of February 3, 2024, we had approximately $216 million available on the line of credit. The Credit Agreement provides that the interest rate payable on borrowings shall be, at the Company's option, a per annum rate equal to (a) a base rate plus an applicable margin ranging from 0.125% to 0.50% or (b) SOFR plus a margin ranging from 1.12% to 1.50%. Letter of credit fees range from 1.125% to 1.50%. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIVE BELOW, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Five Below, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Five Below, Inc. and subsidiaries (the Company) as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 3, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 3, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 21, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Slow-moving and obsolete inventories at net realizable value
As discussed in Note 1 to the consolidated financial statements, the Company monitors inventory levels in order to identify slow-moving or obsolete merchandise as these factors can indicate a decline in the market value of the inventory on hand. The Company’s inventory balance was $585 million as of February 3, 2024. Inventory cost is reduced to net realizable value when cost exceeds the selling price less the cost of disposal. The market value is subject to the effects of consumer demands, customer preferences, and the broader economy.

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
Philadelphia, Pennsylvania
March 21, 2024

FIVE BELOW, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	February 3, 2024	January 28, 2023
Assets
Current assets:
Cash and cash equivalents	$179,749	$332,324
Short-term investment securities	280,339	66,845
Inventories	584,627	527,720
Prepaid income taxes and tax receivable	4,834	8,898
Prepaid expenses and other current assets	153,993	130,592
Total current assets	1,203,542	1,066,379
Property and equipment, net	1,134,312	925,530
Operating lease assets	1,509,416	1,319,132
Long-term investment securities	7,791	—
Other assets	16,976	13,870
	$3,872,037	$3,324,911

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—
Accounts payable	256,275	221,120
Income taxes payable	41,772	19,928
Accrued salaries and wages	30,028	25,420
Other accrued expenses	146,887	136,316
Operating lease liabilities	240,964	199,776
Total current liabilities	715,926	602,560
Other long-term liabilities	6,826	4,296
Deferred income taxes	66,743	59,151
Long-term operating lease liabilities	1,497,586	1,296,975
Total liabilities	2,287,081	1,962,982
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,197,875 and 55,537,221 shares, respectively.	551	555
Additional paid-in capital	182,709	260,784
Retained earnings	1,401,696	1,100,590
Total shareholders’ equity	1,584,956	1,361,929
	$3,872,037	$3,324,911
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Fiscal Year
	2023	2022	2021
Net sales	$3,559,369	$3,076,308	$2,848,354
Cost of goods sold (exclusive of items shown separately below)	2,285,544	1,980,817	1,817,910
Selling, general and administrative expenses	757,507	644,831	565,733
Depreciation and amortization	130,747	105,617	84,831
Operating income	385,571	345,043	379,880
Interest income (expense) and other income (expense), net	15,530	2,491	(13,177)
Income before income taxes	401,101	347,534	366,703
Income tax expense	99,995	86,006	87,893
Net income	$301,106	$261,528	$278,810
Basic income per common share	$5.43	$4.71	$4.98
Diluted income per common share	$5.41	$4.69	$4.95
Weighted average shares outstanding:
Basic shares	55,487,252	55,547,267	55,999,713
Diluted shares	55,621,619	55,745,279	56,303,854
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share and per share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, January 30, 2021	55,935,237	559	321,075	560,252	881,886
Share-based compensation expense	—	—	25,378	—	25,378
Issuance of unrestricted stock awards	1,790	—	335	—	335
Exercise of options to purchase common stock	12,834	—	389	—	389
Vesting of restricted stock units and performance-based restricted stock units	115,763	1	—	—	1
Common shares withheld for taxes	(38,342)	—	(7,332)	—	(7,332)
Repurchase and retirement of common stock	(368,699)	(4)	(60,007)	—	(60,011)
Issuance of common stock to employees under employee stock purchase plan	3,817	—	828	—	828
Net income	—	—	—	278,810	278,810
Balance, January 29, 2022	55,662,400	556	280,666	839,062	1,120,284
Share-based compensation expense			22,981		22,981
Issuance of unrestricted stock awards	3,349	—	523		523
Exercise of options to purchase common stock	21,737	—	776		776
Vesting of restricted stock units and performance-based restricted stock units	122,349	1			1
Common shares withheld for taxes	(31,971)	—	(4,981)		(4,981)
Repurchase and retirement of common stock	(247,132)	(2)	(40,005)		(40,007)
Issuance of common stock to employees under employee stock purchase plan	6,489	—	824		824
Net income				261,528	261,528
Balance, January 28, 2023	55,537,221	$555	$260,784	$1,100,590	$1,361,929
Share-based compensation expense			17,307		17,307
Issuance of unrestricted stock awards	2,539	—	473		473
Exercise of options to purchase common stock	7,800	—	286		286
Vesting of restricted stock units and performance-based restricted stock units	235,460	2			2
Common shares withheld for taxes	(85,594)	(1)	(16,585)		(16,586)
Repurchase and retirement of common stock	(504,369)	(5)	(80,536)		(80,541)
Issuance of common stock to employees under employee stock purchase plan	4,818		980		980
Net income				301,106	301,106
Balance, February 3, 2024	55,197,875	$551	$182,709	$1,401,696	$1,584,956
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year
	2023	2022	2021
Operating activities:
Net income	$301,106	$261,528	$278,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,747	105,617	84,831
Share-based compensation expense	17,859	23,583	25,787
Deferred income tax expense	7,592	22,995	7,245
Other non-cash expenses	351	409	708
Changes in operating assets and liabilities:
Inventories	(56,907)	(72,616)	(173,837)
Prepaid income taxes and tax receivable	4,064	2,427	(4,975)
Prepaid expenses and other assets	(26,651)	(39,379)	(26,287)
Accounts payable	35,133	24,891	61,559
Income taxes payable	21,844	(8,168)	26,071
Accrued salaries and wages	4,608	(28,119)	10,094
Operating leases	51,515	30,022	13,131
Other accrued expenses	8,358	(8,264)	24,775
Net cash provided by operating activities	499,619	314,926	327,912
Investing activities:
Purchases of investment securities and other investments	(416,649)	(56,459)	(477,082)
Sales, maturities, and redemptions of investment securities	195,364	304,473	299,652
Capital expenditures	(335,050)	(251,954)	(288,167)
Net cash used in investing activities	(556,335)	(3,940)	(465,597)
Financing activities:
Cash paid for Revolving Credit Facility financing costs	—	(248)	—
Net proceeds from issuance of common stock	980	824	828
Repurchase and retirement of common stock	(80,541)	(40,007)	(60,011)
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	288	777	390
Common shares withheld for taxes	(16,586)	(4,981)	(7,332)
Net cash used in financing activities	(95,859)	(43,635)	(66,125)
Net (decrease) increase in cash and cash equivalents	(152,575)	267,351	(203,810)
Cash and cash equivalents at beginning of year	332,324	64,973	268,783
Cash and cash equivalents at end of year	$179,749	$332,324	$64,973
Supplemental disclosures of cash flow information:
Interest paid	$496	$537	$590
Income taxes paid	$68,277	$75,561	$59,550
Non-cash investing activities
Increase in accounts payable and accrued purchases of property and equipment	$4,686	$1,634	$8,810
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies
(a)Description of Business
Five Below, Inc. (collectively referred to herein with its wholly-owned subsidiaries as the "Company") is a specialty value retailer offering merchandise targeted at the tween and teen demographic. The Company offers an edited assortment of products, with most priced at $5 and below. The Company’s edited assortment of products includes select brands and licensed merchandise. The Company believes its merchandise is readily available and that there are a number of potential vendors that could be utilized, if necessary, under approximately the same terms the Company is currently receiving; thus, it is not dependent on a single vendor or a group of vendors.
The Company is incorporated in the Commonwealth of Pennsylvania and, as of February 3, 2024, operated in 43 states excluding Alaska, Hawaii, Idaho, Montana, Oregon, Washington and Wyoming. As of February 3, 2024 and January 28, 2023, the Company operated 1,544 stores and 1,340 stores, respectively, each operating under the name “Five Below.” The Company also sells its merchandise on the internet, through the Company's fivebelow.com e-commerce website, offering home delivery and the option to buy online and pick up in store. Additionally, the Company sells merchandise through on-demand third-party delivery service to enable our customers to shop online and receive convenient delivery.
The Company's consolidated financial statements include the accounts of Five Below, Inc. and its subsidiaries (1616 Holdings, Inc., formerly known as Five Below Merchandising, Inc., 1616 Sourcing Holdco LLC and 1616 Holdings India Private Limited). All intercompany transactions and accounts are eliminated in the consolidation of the Company's and subsidiaries' financial statements.
(b)Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2023" or "fiscal 2023" refer to the period from January 29, 2023 to February 3, 2024, which consists of a 53-week year. References to "fiscal year 2022" or "fiscal 2022" refer to the period from January 30, 2022 to January 28, 2023, which consists of a 52-week fiscal year. References to "fiscal year 2021" or "fiscal 2021" refer to the period from January 31, 2021 to January 29, 2022, which consists of a 52-week fiscal year.
(c) Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity date of three months or less when purchased to be cash equivalents. Our cash equivalents consist of cash management solutions, credit and debit card receivables, money market funds, corporate bonds and municipal bonds with original maturities of 90 days or less, which are classified as cash and cash equivalents in the accompanying consolidated balance sheets. The cash management solutions relate to cash deposit products that provide credit generally processed the next business day for cash deposited in third-party tech-enabled solutions. For credit card and debit card receivables, the majority of payments due from banks for third-party credit card and debit card transactions resulting from customer purchases at the Company’s retail stores process within 24 to 48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. Amounts due from banks for these transactions classified as cash equivalents totaled $22.4 million and $17.4 million as of February 3, 2024 and January 28, 2023, respectively. Book overdrafts, which are outstanding checks in excess of funds on deposit, are recorded within accounts payable in the accompanying consolidated balance sheets and within operating activities in the accompanying consolidated statements of cash flows. As of February 3, 2024 and January 28, 2023, the Company had cash equivalents of $154.9 million and $313.2 million, respectively.
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
As of February 3, 2024 and January 28, 2023, the Company's investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost-plus accrued interest and consist of the following (in thousands):

	As of February 3, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$280,067	$—	$154	$279,913
Municipal bonds	272	—	—	272
Total	$280,339	$—	$154	$280,185

Long-term:
Corporate bonds	$7,791	$—	$8	$7,783
Total	$7,791	$—	$8	$7,783

	As of January 28, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$66,845	$—	$292	$66,553
Total	$66,845	$—	$292	$66,553
Short-term investment securities as of February 3, 2024 and January 28, 2023 all mature in one year or less. Long-term investment securities as of February 3, 2024 all mature after one year but in less than two years.
(e)Inventories
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
(f)Prepaid Expenses and Other Current Assets
Prepaid expenses in fiscal 2023 and fiscal 2022 were $30.5 million and $25.9 million, respectively. Other current assets in fiscal 2023 and fiscal 2022 were $123.5 million and $104.7 million, respectively.
(g)Property and Equipment
Property and equipment are stated at cost. Additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

Depreciation and amortization is recorded using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases, if applicable. The estimated useful lives are three to ten years for furniture and fixtures and computers and equipment. Store leasehold improvements are amortized over the shorter of the useful life or the lease term plus assumed extensions, which is generally ten years. Leasehold improvements located in the shipcenters and the corporate headquarters are amortized over the shorter of the useful life or the lease term. Depreciation and amortization expense for property and equipment was $130.7 million, $105.6 million and $84.8 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
Property and equipment, net, consists of the following (in thousands):

	February 3, 2024	January 28, 2023
Land	$30,371	$30,371
Furniture and fixtures	544,054	433,517
Leasehold improvements	697,953	558,723
Computers and equipment	365,269	293,553
Construction in process	80,755	63,393
Property and equipment, gross	1,718,402	1,379,557
Less: Accumulated depreciation and amortization	(584,090)	(454,027)
Property and equipment, net	$1,134,312	$925,530
(h)Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed for impairment using factors including, but not limited to, the Company's future operating plans and projected cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In the event of a store closure, the Company will record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Based on the Company's analysis performed in fiscal 2023, fiscal 2022 and fiscal 2021, management believes that no impairment of long-lived assets exists for the periods ended February 3, 2024, January 28, 2023 and January 29, 2022.
(i)Deferred Financing Costs
Deferred financing costs are amortized to interest expense over the term of the related credit agreement. As of February 3, 2024 and January 28, 2023, the Company had $0.5 million and $0.7 million remaining in the accompanying consolidated balance sheets within Other Assets.
(j)Operating Leases
The Company leases store locations, shipcenters, the corporate headquarters and equipment used in its operations and evaluates and classifies its leases as operating or capital leases for financial reporting purposes. Any assets held under a finance lease are included in property and equipment, net.
Leases are accounted for in accordance with the guidance in "Leases" (Topic 842). The Company is required to recognize an operating lease asset and an operating lease liability for its leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of the lease payments using an estimated incremental borrowing rate, on a collateralized basis over similar term, that the Company would have incurred to borrow the funds necessary to purchase the leased asset. The asset is based on the liability, subject to certain adjustments, such as for initial direct costs. Operating leases result in straight-line expense while finance leases result in a front-loaded expense pattern.

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
(k) Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $48.3 million and $43.6 million in fiscal 2023 and fiscal 2022, respectively.
(l) Deferred Compensation
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
(m) Equity Method Investments
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

(n) Share-Based Compensation
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
The fair value of restricted stock awards are based on the closing price of the Company's common stock on the grant date and the fair value of stock options are based on the Black-Scholes option-pricing model utilizing the closing price of the Company's common stock on the grant date as the fair value of common stock in the model. Future share-based compensation cost will increase when the Company grants additional equity awards. Modifications, cancellations or repurchases of awards after the grant date may require the Company to accelerate any remaining unearned share-based compensation cost or incur incremental compensation costs. Share-based compensation cost recognized and included in expenses for fiscal 2023, fiscal 2022 and fiscal 2021, was $17.9 million, $23.6 million and $25.8 million, respectively.
(o)Revenue Recognition
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
(r) Selling, General and Administrative Expenses (including Depreciation and Amortization)
Selling, general and administrative expenses (including depreciation and amortization) include payroll and other compensation, marketing and advertising expense, depreciation and amortization expense, and other selling and administrative expenses.

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
(t) Store Pre-Opening Costs
Costs incurred between completion of a new store location’s construction and its opening (pre-opening costs) are charged to expense as incurred. Pre-opening costs were $18.3 million, $10.7 million and $10.9 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively, and are recorded in the accompanying consolidated statements of operations based on the nature of the expense.
(u) Advertising Costs
Advertising costs are charged to expense the first time the advertising takes place. Advertising expenses were $62.5 million, $54.1 million and $31.3 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
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

(y)Recently Issued Accounting Standards
In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations, which requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments in this ASU are effective for the first quarter of 2023, except for the amendment on roll-forward information, which is effective for the first quarter of 2024, with early adoption permitted. The Company adopted this guidance on January 29, 2023, and the adoption did not impact the Company's disclosures on its consolidated financial statements.
(2)Revenue from Contracts with Customers
Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and snack and seasonal (in thousands):

	Fiscal Year		Fiscal Year		Fiscal Year
	2023		2022		2021
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$1,644,171	46.2%	$1,465,402	47.6%	$1,412,382	49.6%
Fashion and home	1,043,579	29.3%	898,187	29.2%	859,586	30.2%
Snack and seasonal	871,619	24.5%	712,719	23.2%	576,386	20.2%
Total	$3,559,369	100.0%	$3,076,308	100.0%	$2,848,354	100.0%

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
For certain real estate leases, the Company accounts for lease components and non-lease components as a single lease component. Certain real estate leases require additional payments for reimbursement of real estate taxes, common area maintenance and insurance as well as payments based on sales volume, all of which are expensed as incurred as variable lease costs. Other real estate leases contain one fixed lease payment that includes real estate taxes, common area maintenance and insurance. These fixed payments are considered part of the lease payment and included in the operating lease assets and operating lease liabilities.

All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of February 3, 2024 and January 28, 2023, the weighted average remaining lease term for the Company's operating leases was 7.5 years and 7.6 years, respectively, and the weighted average discount rate was 5.3% and 5.2%, respectively.
The following table is a summary of the Company's components for net lease costs as of February 3, 2024 and January 28, 2023 (in thousands):

	Fiscal Year Ended
Lease Cost	February 3, 2024	January 28, 2023
Operating lease cost	$268,096	$231,958
Variable lease cost	76,505	63,739
Net lease cost*	$344,601	$295,697
* Excludes short-term lease cost, which is immaterial

The following table summarizes the maturity of lease liabilities under operating leases as of February 3, 2024 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2024	$305,635
2025	304,822
2026	286,595
2027	266,464
2028	240,866
After 2028	694,789
Total lease payments	2,099,171
Less: imputed interest	360,621
Present value of lease liabilities	$1,738,550

The following table summarizes the supplemental cash flow disclosures related to leases as of February 3, 2024 and January 28, 2023 (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (1)	$229,491	$210,096
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$358,383	$321,905
(1) Included within operating activities in the Company's Consolidated Statements of Cash Flows.

As of February 3, 2024, the Company has entered into commitments for new stores for which the leases have not yet commenced that have future minimum lease payments of approximately $283.5 million.
During the fifty-three weeks ended February 3, 2024, the Company committed to 291 new store leases with average terms of approximately ten years that have future minimum lease payments of approximately $543.1 million.
From February 4. 2024 to March 21, 2024, the Company committed to 25 new leases with terms of ten years that have future minimum lease payments of approximately $52.2 million.

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
The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Fiscal Year
	2023	2022	2021
Numerator:
Net income	$301,106	$261,528	$278,810
Denominator:
Weighted average common shares outstanding - basic	55,487,252	55,547,267	55,999,713
Dilutive impact of options, restricted stock units, and employee stock purchase plan	134,367	198,012	304,141
Weighted average common shares outstanding - diluted	55,621,619	55,745,279	56,303,854
Per common share:
Basic income per common share	$5.43	$4.71	$4.98
Diluted income per common share	$5.41	$4.69	$4.95

The effects of the assumed vesting of restricted stock units outstanding as of February 3, 2024, January 28, 2023 and January 29, 2022 for 19,152, 72,043 and 9,781 shares of common stock, respectively, were excluded from the fiscal 2023, fiscal 2022 and fiscal 2021 calculation of diluted income per common share as their impact would have been anti-dilutive.
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
All obligations under the Revolving Credit Facility are guaranteed by 1616 Holdings and secured by substantially all of the assets of the Company and 1616 Holdings. As of February 3, 2024 and January 28, 2023, the Company was in compliance with the covenants applicable to it under the Revolving Credit Facility.
During fiscal 2023 and fiscal 2022, the Company had no borrowings or interest expense under the Revolving Credit Facility.
As of February 3, 2024, the Company had approximately $216 million available on the Revolving Credit Facility. As of January 28, 2023, the Company had approximately $192 million available on the Revolving Credit Facility.
(6)Commitments and Contingencies
Commitments
Other Contractual Commitments
The Company has an executive severance plan that is applicable to certain key crew that provide for, among other things, salary, bonus, severance, and change-in-control provisions.
As of February 3, 2024, the Company has other purchase commitments of approximately $5.6 million consisting of purchase agreements for materials that will be used in the construction of new stores.
Contingencies
Legal Matters
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial condition or results of operations.

(7)Shareholders’ Equity
As of February 3, 2024, the Company is authorized to issue 120 million shares of $0.01 par value common stock and 5 million shares of $0.01 par value preferred stock. The holders of the common stock are entitled to one vote per share of common stock and are entitled to receive dividends if declared by the Board of Directors. The preferred stock may be issued from time to time in series as designated by the Board of Directors. The designations, powers, preferences, voting rights, privileges, options, conversion rights, and other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof shall be designated by the Board of Directors.
Common Stock
The Five Below, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”) is intended to be qualified as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986. The number of shares of common stock reserved for issuance, which is subject to other limitations, is 500,000 shares. The ESPP allows eligible crew the opportunity to purchase, subject to limitations, shares of the Company’s common stock through payroll deductions at a discount of 10% of the fair market value of such shares on the purchase date. In fiscal 2023, the Company issued 4,818 shares of common stock under the ESPP resulting in proceeds of $1.0 million and recorded share-based compensation expense of $96 thousand in connection with the ESPP related to the amount of the discount. In fiscal 2022, the Company issued 6,489 shares of common stock under the ESPP resulting in proceeds of $0.8 million and recorded share-based compensation expense of $78 thousand in connection with the ESPP related to the amount of the discount. In fiscal 2021, the Company issued 3,817 shares of common stock under the ESPP resulting in proceeds of $0.8 million and recorded share-based compensation expense of $74 thousand in connection with the ESPP related to the amount of the discount.
(8)Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2022 Equity Incentive Plan (the “Plan”), the Company’s Board of Directors may grant stock options, restricted shares and restricted stock units to officers, directors, key crew and professional service providers. The Plan, as amended, allows for the issuance of up to a total of 4.3 million shares under the Plan. As of February 3, 2024, approximately 3.4 million stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s Board of Directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity under the Plan was as follows:

	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term
Balance as of January 30, 2021	53,029	$33.22	3.2
Granted	—	—
Forfeited	(432)	4.28
Exercised	(12,834)	30.29
Balance as of January 29, 2022	39,763	34.48	2.3
Granted	—	—
Forfeited	—	—
Exercised	(21,737)	34.11
Balance as of January 28, 2023	18,026	34.92	1.8
Granted	—	—
Forfeited	(100)	41.67
Exercised	(7,800)	36.70
Balance as of February 3, 2024	10,126	33.48	1.6
Exercisable as of February 3, 2024	10,126	$33.48	1.6

The fair value of each option award granted to crew, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not grant any stock options in fiscal 2023, fiscal 2022 and fiscal 2021.
The Company uses the simplified method to estimate the expected term of the option. The expected volatility incorporates historical and implied volatility of similar entities whose share prices are publicly available. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The total intrinsic value of stock options exercised during fiscal 2023, fiscal 2022 and fiscal 2021 was $1.1 million, $3.1 million and $2.1 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable was $1.5 million as of February 3, 2024. In fiscal 2023, fiscal 2022 and fiscal 2021, the Company received cash from the exercise of options of $0.3 million, $0.8 million and $0.4 million, respectively. Upon option exercise, the Company issued new shares of common stock.
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
RSU and PSU activity under the Plan was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of January 30, 2021	304,398	$99.94	259,776	$151.73
Granted	77,966	185.62	89,460	196.36
Vested	(115,763)	95.79	—	—
Forfeited	(12,306)	124.14	—	—
Non-vested balance as of January 29, 2022	254,295	126.93	349,236	163.16
Granted	123,661	142.37	127,598	165.90
Vested	(122,349)	110.96	—	—
Forfeited	(29,218)	140.85	(18,772)	172.01
Non-vested balance as of January 28, 2023	226,389	142.2	458,062	163.56
Granted	70,858	198.09	129,442	244.95
Vested	(78,268)	135.48	(157,192)	151.73
Forfeited	(22,670)	152.87	(130,918)	161.02
Non-vested balance as of February 3, 2024	196,309	$163.82	299,394	$206.07

In connection with the vesting of RSUs and PSUs during fiscal 2023, the Company withheld 85,594 shares with an aggregate value of $16.6 million in satisfaction of minimum tax withholding obligations due upon vesting. In connection with the vesting of RSUs during fiscal 2022, the Company withheld 31,971 shares with an aggregate value of $5.0 million in satisfaction of minimum tax withholding obligations due upon vesting. In connection with the vesting of RSUs during fiscal 2021, the Company withheld 38,342 shares with an aggregate value of $7.3 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of February 3, 2024, there was $32.4 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.2 years.
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
On June 14, 2022, the Company's Board of Directors approved a new share repurchase program for up to $100 million of our common stock through June 30, 2025. In fiscal 2023, the Company repurchased 504,369 shares under this program at an aggregate cost of approximately $80.0 million, or an average price of $158.63 per share. This program was retired on November 27, 2023.
On November 27, 2023, the Company's Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through November 27, 2026. As of February 3, 2024, the Company has not made any repurchases under this program.
Since approval of the share repurchase program in March 2018, we have purchased approximately 1,600,000 shares for an aggregate cost of approximately $232 million. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
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
As of February 3, 2024, there were no material valuation allowances that have been provided for net deferred tax assets as management believes that it is more likely than not that the Company will realize all material deferred tax assets before any expirations as of February 3, 2024.

The components of the income tax expense are as follows (in thousands):

	Fiscal Year
	2023	2022	2021
Current:
Federal	$70,615	$49,470	$68,224
State	21,788	13,541	12,424
	92,403	63,011	80,648
Deferred:
Federal	8,052	21,232	6,088
State	(460)	1,763	1,157
	7,592	22,995	7,245
Income tax expense	$99,995	$86,006	$87,893
The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year
	2023	2022	2021
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.8	3.5	2.9
Other (1)	0.1	0.2	0.1
	24.9%	24.7%	24.0%
(1)Other line includes excess tax benefits relating to share-based payment accounting.

 The effective tax rate for fiscal 2023 compared to fiscal 2022 was primarily driven by changes in the mix of pretax income across state jurisdictions and non-deductible expenses, partially offset by discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" with respect to the requirements to recognize excess income tax benefits or deficiencies as income tax benefit or expense in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets. The effective tax rate for fiscal 2022 compared to fiscal 2021 was primarily driven by discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
The tax effects of temporary differences that give rise to deferred tax assets and liabilities are (in thousands):

	February 3, 2024	January 28, 2023

Deferred tax assets:
Net operating loss carryforwards	$297	$230
Inventories	18,955	18,463
Deferred revenue	4,145	3,156
Accrued bonus	4,437	2,132
Operating lease liabilities	426,524	379,059
Other	9,190	9,758
Deferred tax assets	463,548	412,798
Valuation allowance	(1,442)	(1,442)
Deferred tax assets, net of valuation allowance	462,106	411,356
Deferred tax liabilities:
Property and equipment	(139,348)	(127,477)
Operating lease assets	(386,612)	(340,298)
Other	(2,889)	(2,732)
Deferred tax liabilities	(528,849)	(470,507)
	$(66,743)	$(59,151)
The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s balance sheets as of February 3, 2024 and January 28, 2023, and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for fiscal 2023, fiscal 2022, or fiscal 2021.
The Company files a federal income tax return as well as state tax returns. The Company’s U.S. federal income tax returns for the fiscal years ended January 30, 2021 and thereafter remain subject to examination by the U.S. Internal Revenue Service. State returns are filed in various state jurisdictions, as appropriate, with varying statutes of limitation and remain subject to examination for varying periods up to three years to four years depending on the state.
(10) Employee Benefit Plan
The Company has a 401(k) Retirement Savings Plan and crew can contribute up to the maximum amount allowed under law. The Company may make discretionary matching and profit-sharing contributions. During fiscal 2023, fiscal 2022 and fiscal 2021, the Company made matching contributions of $5.1 million, $5.0 million and $4.2 million, respectively.
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

Set forth below is data for the following groups of products: leisure, fashion and home, and snack and seasonal. The percentage of net sales represented by each product group for each of the last three fiscal years was as follows:

	Percentage of Net Sales
	Fiscal Year
	2023	2022	2021
Leisure	46.2%	47.6%	49.6%
Fashion and home	29.3%	29.2%	30.2%
Snack and seasonal	24.5%	23.2%	20.2%
Total	100.0%	100.0%	100.0%
Leisure includes items such as sporting goods, games, toys, tech, books, electronic accessories, arts and crafts, and party. Fashion and home includes items such as personal accessories, “attitude” t-shirts, beauty offerings, home goods and storage options. Snack and seasonal includes items such as seasonal goods, greeting cards, candy and other snacks, and beverages.
(12) Quarterly Results of Operations and Seasonality (Unaudited)
Quarterly financial results for fiscal 2023 and fiscal 2022 were as follows (in thousands except for per share data):

	Fiscal Year 2023 (1)				Fiscal Year 2022 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$1,337,736	$736,405	$758,981	$726,247	$1,122,751	$645,034	$668,927	$639,596
Operating income	$268,442	$16,123	$58,594	$42,412	$225,769	$20,934	$56,011	$42,329
Net income	$202,199	$14,594	$46,835	$37,478	$171,320	$16,146	$41,344	$32,718
Basic income per common share	$3.66	$0.26	$0.84	$0.67	$3.09	$0.29	$0.74	$0.59
Diluted income per common share	$3.65	$0.26	$0.84	$0.67	$3.07	$0.29	$0.74	$0.59
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

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the fourteen weeks ended February 3, 2024, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of February 3, 2024. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of February 3, 2024, the company maintained effective internal control over financial reporting at a reasonable assurance level.
The effectiveness of the company’s internal control over financial reporting as of February 3, 2024 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report dated March 21, 2024 that appears below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Five Below, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Five Below, Inc. and subsidiary's (the Company) internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 3, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated March 21, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 21, 2024

ITEM 9B. OTHER INFORMATION
During the fourteen weeks ended February 3, 2024, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement."

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is included in the “Board of Directors-Nominees for Election to the Board of Directors for a Term Expiring at the 2025 Annual Meeting,” “Board of Directors-Members of the Board of Directors Continuing in Office for a Term Expiring at the 2025 Annual Meeting,” “Executive Officers,” “Board of Directors-Code of Business Conduct and Ethics,” “Board of Directors-Committees of the Board of Directors,” and “Board of Directors-Director Nomination Process” sections of our proxy statement for the 2024 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is included in the “Compensation Discussion and Analysis,” “Executive Compensation,” “Board of Directors–Director Compensation,” “Board of Directors–Board Leadership Structure and Board’s Role in Risk Oversight,” “Board of Directors–Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” sections of our proxy statement for the 2024 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item 12 is included in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of our proxy statement for the 2024 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included in the “Certain Relationships and Related Party Transactions” and “Board of Directors–Director Independence” sections of our proxy statement for the 2024 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in the “Proposal 2, Ratification of Independent Registered Public Accounting Firm” section of our proxy statement for the 2024 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.

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
3. Exhibits

Exhibit
Number        Description

3.1    Amended and Restated Articles of Incorporation of Five Below, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2022)

3.2    Amended and Restated Bylaws of Five Below, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2023)

4.1    Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on July 9, 2012)

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

10.40    Second Amendment to Credit Agreement, dated September 16, 2022, among the Company, 1616 Holdings, Inc., Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2022)

10.41†    Amendment dated March 13, 2023 to Employment Letter Agreement dated April 16, 2012 by and between Kenneth R. Bull and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023)

10.42    Offer Letter, dated June 13, 2023., by and between Kristy Chipman and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2023)

10.43†    Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 10.1† of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 30, 2023)

10.44    Amended and Restated Five Below, Inc. Clawback Policy (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 30, 2023)

21.1    List of Subsidiaries of the Company (filed herewith)

23.1    Consent of KPMG LLP (filed herewith)

31.1    Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2     Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

97.1     Five Below, Inc. Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 30, 2023)

101*    The following financial information from this Annual Report on Form 10-K, formatted in Inline XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of February 3, 2024 and January 28, 2023; (ii) the Consolidated Statements of Operations for Fiscal Years 2023, 2022, and 2021; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for Fiscal Years 2023, 2022, and 2021; (iv) the Consolidated Statements of Cash Flows for Fiscal Years 2023, 2022, and 2021 and (v) the Notes to Consolidated Financial Statements, in each case, tagged in detail.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Philadelphia, Pennsylvania, on the 21st day of March 2024.

FIVE BELOW, INC.
By: /s/ Joel D. Anderson
Name: Joel D. Anderson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas G. Vellios Thomas G. Vellios	Non-Executive Chairman of the Board	March 21, 2024
/s/ Joel D. Anderson Joel D. Anderson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2024
/s/ Kristy Chipman Kristy Chipman	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 21, 2024
/s/ Kathleen S. Barclay Kathleen S. Barclay	Director	March 21, 2024
/s/ Karen Bowman Karen Bowman	Director	March 21, 2024
/s/ Michael F. Devine III Michael F. Devine III	Director	March 21, 2024
/s/ Bernard J. Kim Bernard J. Kim	Director	March 21, 2024
/s/ Dinesh Lathi Dinesh Lathi	Director	March 21, 2024
/s/ Richard L. Markee Richard L. Markee	Director	March 21, 2024
/s/ Thomas M. Ryan Thomas M. Ryan	Director	March 21, 2024
/s/ Ronald L. Sargent Ronald L. Sargent	Director	March 21, 2024
/s/ Mimi E. Vaughn Mimi E. Vaughn	Director	March 21, 2024
/s/ Zuhairah S. Washington Zuhairah S. Washington	Director	March 21, 2024