Form 10-Q
period 2024-05-04
FIVE BELOW, INC
filed 2024-06-06
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2024.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 5, 2024 was 55,071,035.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	May 4, 2024	February 3, 2024	April 29, 2023
Assets
Current assets:
Cash and cash equivalents	$96,308	$179,749	$335,286
Short-term investment securities	273,341	280,339	88,241
Inventories	629,981	584,627	534,389
Prepaid income taxes and tax receivable	4,834	4,834	8,898
Prepaid expenses and other current assets	146,004	153,993	116,689
Total current assets	1,150,468	1,203,542	1,083,503
Property and equipment, net of accumulated depreciation and amortization of $621,276, $584,090, and $483,213, respectively.	1,190,865	1,134,312	944,375
Operating lease assets	1,587,435	1,509,416	1,336,588
Long-term investment securities	—	7,791	—
Other assets	18,536	16,976	16,043
	$3,947,304	$3,872,037	$3,380,509

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	221,789	256,275	234,492
Income taxes payable	51,551	41,772	27,751
Accrued salaries and wages	25,906	30,028	13,390
Other accrued expenses	150,335	146,887	135,463
Operating lease liabilities	292,048	240,964	207,458
Total current liabilities	741,629	715,926	618,554
Other long-term liabilities	8,234	6,826	4,626
Long-term operating lease liabilities	1,546,157	1,497,586	1,310,465
Deferred income taxes	66,623	66,743	59,563
Total liabilities	2,362,643	2,287,081	1,993,208
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,072,106, 55,197,875, and 55,665,239 shares, respectively.	550	551	556
Additional paid-in capital	150,948	182,709	248,677
Retained earnings	1,433,163	1,401,696	1,138,068
Total shareholders’ equity	1,584,661	1,584,956	1,387,301
	$3,947,304	$3,872,037	$3,380,509
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Net sales	$811,863	$726,247
Cost of goods sold (exclusive of items shown separately below)	548,343	491,443
Selling, general and administrative expenses	190,186	163,206
Depreciation and amortization	37,184	29,186
Operating income	36,150	42,412
Interest income and other income	4,990	3,647
Income before income taxes	41,140	46,059
Income tax expense	9,673	8,581
Net income	$31,467	$37,478
Basic income per common share	$0.57	$0.67
Diluted income per common share	$0.57	$0.67
Weighted average shares outstanding:
Basic shares	55,168,657	55,650,375
Diluted shares	55,255,838	55,777,010
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, February 3, 2024	55,197,875	$551	$182,709	$1,401,696	$1,584,956
Share-based compensation expense	—	—	4,928	—	4,928
Issuance of unrestricted stock awards	626	—	112	—	112
Vesting of restricted stock units and performance-based restricted stock units	89,885	1	—	—	1
Common shares withheld for taxes	(33,953)	—	(6,652)	—	(6,652)
Repurchase and retirement of common stock	(182,327)	(2)	(30,149)	—	(30,151)
Net Income	—	—	—	31,467	31,467
Balance, May 4, 2024	55,072,106	$550	$150,948	$1,433,163	$1,584,661

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, January 28, 2023	55,537,221	$555	$260,784	$1,100,590	$1,361,929
Share-based compensation expense	—	—	3,624	—	3,624
Issuance of unrestricted stock awards	579	—	112	—	112
Exercise of options to purchase common stock	600	—	24	—	24
Vesting of restricted stock units and performance-based restricted stock units	208,461	2	—	—	2
Common shares withheld for taxes	(81,622)	(1)	(15,867)	—	(15,868)
Net Income	—	—	—	37,478	37,478
Balance, April 29, 2023	55,665,239	$556	$248,677	$1,138,068	$1,387,301

See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Operating activities:
Net income	$31,467	$37,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,184	29,186
Share-based compensation expense	5,061	3,760
Deferred income tax (benefit) expense	(120)	412
Other non-cash expenses	120	36
Changes in operating assets and liabilities:
Inventories	(45,354)	(6,669)
Prepaid expenses and other assets	6,393	11,695
Accounts payable	(36,353)	6,878
Income taxes payable	9,779	7,823
Accrued salaries and wages	(4,122)	(12,030)
Operating leases	21,636	3,716
Other accrued expenses	748	3,006
Net cash provided by operating activities	26,439	85,291
Investing activities:
Purchases of investment securities and other investments	(4,508)	(77,848)
Sales, maturities, and redemptions of investment securities	19,296	56,452
Capital expenditures	(87,866)	(45,091)
Net cash used in investing activities	(73,078)	(66,487)
Financing activities:
Repurchase and retirement of common stock	(30,151)	—
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	1	26
Common shares withheld for taxes	(6,652)	(15,868)
Net cash used in financing activities	(36,802)	(15,842)
Net (decrease) increase in cash and cash equivalents	(83,441)	2,962
Cash and cash equivalents at beginning of period	179,749	332,324
Cash and cash equivalents at end of period	$96,308	$335,286

Supplemental disclosures of cash flow information:
Non-cash investing activities
Increase in accrued purchases of property and equipment	$5,955	$2,941

See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1) Summary of Significant Accounting Policies
(a)Description of Business
Five Below, Inc. is a specialty value retailer offering merchandise targeted at the tween and teen demographic. The Company offers an edited assortment of products, with most priced at $5 and below. As used herein, “Five Below,” the “Company,” refers to Five Below, Inc. (collectively with its wholly owned subsidiaries), except as expressly indicated or unless the context otherwise requires. As used herein, references to “Crew” refer to the Company's employees, and references to “Shipcenters” refer to the Company's distribution and logistics centers.
The Company’s edited assortment of products includes select brands and licensed merchandise. The Company believes its merchandise is readily available, and that there are a number of potential vendors that could be utilized, if necessary, under approximately the same terms the Company is currently receiving; thus, it is not dependent on a single vendor or a group of vendors.
The Company is incorporated in the Commonwealth of Pennsylvania and, as of May 4, 2024, operated in 43 states, excluding Alaska, Hawaii, Idaho, Montana, Oregon, Washington, and Wyoming. As of May 4, 2024 and April 29, 2023, the Company operated 1,605 stores and 1,367 stores, respectively, each operating under the name “Five Below.” The Company also sells its merchandise on the internet, through the Company's fivebelow.com e-commerce website, offering home delivery and the option to buy online and pick up in store. Additionally, the Company sells merchandise through on-demand third-party delivery services to enable its customers to shop online and receive convenient delivery.
(b)Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2024" or "fiscal 2024" refer to the period from February 4, 2024 to February 1, 2025, which is a 52-week fiscal year. References to "fiscal year 2023" or "fiscal 2023" refer to the period from January 29, 2023 to February 3, 2024, which is a 53-week fiscal year. The fiscal quarters ended May 4, 2024 and April 29, 2023 refer to the thirteen weeks ended as of those dates.
(c)Basis of Presentation
The consolidated balance sheets as of May 4, 2024 and April 29, 2023, the consolidated statements of operations for the thirteen weeks ended May 4, 2024 and April 29, 2023, the consolidated statements of shareholders’ equity for the thirteen weeks ended May 4, 2024 and April 29, 2023 and the consolidated statements of cash flows for the thirteen weeks ended May 4, 2024 and April 29, 2023 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended May 4, 2024 and April 29, 2023. The balance sheet as of February 3, 2024, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2023 as filed with the Securities and Exchange Commission on March 21, 2024 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended February 3, 2024 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen weeks May 4, 2024 and April 29, 2023 are not necessarily indicative of the consolidated operating results for the year ending February 1, 2025 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.
(d)Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. This new guidance is designed to improve the disclosures about a public entity’s reportable segments and address requests from investors for more detailed information about a reportable segment’s expenses on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Public entities must adopt the changes to the segment reporting guidance on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes - Improvements to Income Tax Disclosures. This new guidance requires consistent categories and enhanced disaggregation of information in the rate reconciliation and enhanced disaggregation of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.

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
As of May 4, 2024, February 3, 2024 and April 29, 2023, the Company had cash equivalents of $77.3 million, $154.9 million and $322.0 million, respectively. The Company’s cash equivalents typically consist of cash management solutions, credit and debit card receivables, money market funds, corporate bonds and municipal bonds with original maturities of 90 days or less. Fair value for cash equivalents was determined based on Level 1 inputs.
As of May 4, 2024, February 3, 2024 and April 29, 2023, the Company's investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of May 4, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$273,066	$—	$316	$272,750
Municipal bonds	275	—	—	275
Total	$273,341	$—	$316	$273,025

	As of February 3, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$280,067	$—	$154	$279,913
Municipal bonds	272	—	—	272
Total	$280,339	$—	$154	$280,185

Long-term:
Corporate bonds	$7,791	$—	$8	$7,783
Total	$7,791	$—	$8	$7,783

	As of April 29, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$88,241	$—	$35	$88,206
Total	$88,241	$—	$35	$88,206
Short-term investment securities as of May 4, 2024, February 3, 2024 and April 29, 2023 all mature in one year or less. Long-term investment securities as of February 3, 2024 all mature after one year but in less than two years.
(g)Prepaid Expenses and Other Current Assets
Prepaid expenses as of May 4, 2024, February 3, 2024 and April 29, 2023 were $37.4 million, $30.5 million, and $30.3 million, respectively. Other current assets as of May 4, 2024, February 3, 2024 and April 29, 2023 were $108.6 million, $123.5 million, and $86.4 million, respectively.
(h)Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $52.4 million, $48.3 million, and $40.0 million as of May 4, 2024, February 3, 2024 and April 29, 2023, respectively.
(i)Deferred Compensation
The Five Below, Inc. Non qualified Deferred Compensation Plan (the "Deferred Comp Plan") and a related, irrevocable grantor trust (the "Trust") provides eligible key crew with the opportunity to elect to defer up to 80% of their eligible compensation. The Company may make discretionary contributions, at the discretion of the Board. Payments under the Deferred Comp Plan will be made from the general assets of the Company or from the assets of the Trust, funded by the Company. The related liability is recorded as deferred compensation and included in other long-term liabilities in the consolidated balance sheets.
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

Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and snack and seasonal (dollars in thousands):

	Thirteen Weeks Ended
	May 4, 2024		April 29, 2023
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$373,833	46.1%	$350,201	48.2%
Fashion and home	228,270	28.1%	195,832	27.0%
Snack and seasonal	209,760	25.8%	180,214	24.8%
Total	$811,863	100.0%	$726,247	100.0%
(3) Leases
The Company determines if an arrangement contains a lease at the inception of a contract. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
During the thirteen weeks ended May 4, 2024, the Company committed to 66 new store leases with average terms of approximately 10 years that have future minimum lease payments of approximately $139.2 million.
All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of May 4, 2024 and April 29, 2023, the weighted average remaining lease term for the Company's operating leases was 7.6 years and 7.3 years, respectively, and the weighted average discount rate was 5.3% and 5.3%, respectively.
The following table is a summary of the Company's components for net lease costs (in thousands):

	Thirteen Weeks Ended
Lease Cost	May 4, 2024	April 29, 2023
Operating lease cost	$73,618	$62,346
Variable lease cost	21,731	18,210
Net lease cost*	$95,349	$80,556

* Excludes short-term lease cost, which is immaterial.

The following table summarizes the maturity of lease liabilities under operating leases as of May 4, 2024 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2024	$242,575
2025	321,534
2026	309,529
2027	289,527
2028	264,444
After 2028	810,643
Total lease payments	2,238,252
Less: imputed interest	400,047
Present value of lease liabilities	$1,838,205

The following table summarizes the supplemental cash flow disclosures related to leases (in thousands):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (1)	$51,163	$58,764
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$125,916	$57,182
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
The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Numerator:
Net income	$31,467	$37,478
Denominator:
Weighted average common shares outstanding - basic	55,168,657	55,650,375
Dilutive impact of options, restricted stock units and employee stock purchase plan	87,181	126,635
Weighted average common shares outstanding - diluted	55,255,838	55,777,010
Per common share:
Basic income per common share	$0.57	$0.67
Diluted income per common share	$0.57	$0.67
The effects of the assumed vesting of restricted stock units for 10,603 shares of common stock for the thirteen weeks ended May 4, 2024 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
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
The Second Amendment also replaced the existing London Interbank Offered Rate ("LIBOR") provisions with Secured Overnight Financing Rate ("SOFR") provisions which converted then outstanding LIBOR loans into SOFR loans and additionally makes a number of other revisions to other provisions of the Credit Agreement. Giving effect to the Second Amendment, outstanding borrowings under the Revolving Credit Facility would accrue interest at floating rates plus an applicable margin ranging from 1.12% to 1.50% for SOFR loans and 0.125% to 0.50% for base rate loans, and letter of credit fees range from 1.125% to 1.50%, in each case based on the average availability under the Revolving Credit Facility.
The Revolving Credit Facility may be increased by up to an additional $150.0 million, subject to certain conditions, including obtaining commitments from one or more Lenders (the "Accordion"). Pursuant to the First Amendment, the Company obtained commitments from the Lenders that would allow the Company at its election (subject only to satisfaction of certain customary conditions such as the absence of any Event of Default), to increase the amount of the Revolving Credit Facility by an aggregate principal amount up to $50.0 million within the Accordion. The entire amount of the Revolving Credit Facility is available for the issuance of letters of credit and allows for swingline loans.
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
As of May 4, 2024, the Company had no borrowings under the Revolving Credit Facility and had approximately $225 million available under the Revolving Credit Facility.
As of May 4, 2024 and April 29, 2023, the Company was in compliance with the covenants applicable to it under the Credit Agreement.
(6)Commitments and Contingencies
Commitments
Other Contractual Commitments
As of May 4, 2024, the Company has other purchase commitments of approximately $3.7 million consisting of purchase agreements for materials that will be used in the construction of new stores.

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
(7)Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2022 Equity Incentive Plan (the “Plan”), the Company’s Board of Directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key crew and professional service providers. The Plan allows for the issuance of up to a total of 4.3 million shares under the Plan. As of May 4, 2024, approximately 3.2 million stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s Board of Directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity during the thirteen weeks ended May 4, 2024 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance as of February 3, 2024	10,126	$33.48	1.6
Granted	—	—
Forfeited	—	—
Exercised	—	—
Balance as of May 4, 2024	10,126	33.48	1.3
Exercisable as of May 4, 2024	10.126	$33.48	1.3

The fair value of each option award granted to crew, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted, forfeited or exercised during the thirteen weeks ended May 4, 2024.
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

PSUs that have a market condition based on the Company's total shareholder return relative to a pre-defined peer group are subject to multi-year performance objectives with vesting periods of approximately three years from the date of grant (if the applicable performance objectives are achieved). The fair value of these PSUs are determined using a Monte Carlo simulation model, which utilizes multiple input variables such as (i) total shareholder return from the beginning of the performance cycle through the performance measurement date(s); (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the pre-defined peer group's total shareholder return.
RSU and PSU activity during the thirteen weeks ended May 4, 2024 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of February 3, 2024	196,309	$163.82	299,394	$206.07
Granted	75,084	176.68	156,956	175.07
Vested	(60,810)	137.02	(29,075)	195.43
Forfeited	(3,156)	177.34	(41,519)	197.01
Non-vested balance as of May 4, 2024	207,427	$176.12	385,756	$195.23
In connection with the vesting of RSUs and PSUs during the thirteen weeks ended May 4, 2024, the Company withheld 33,953 shares with an aggregate value of $6.7 million in satisfaction of minimum tax withholding obligations due upon vesting.
In connection with the vesting of RSUs and PSUs during the thirteen weeks ended April 29, 2023, the Company withheld 81,622 shares with an aggregate value of $15.9 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of May 4, 2024, there was $46.1 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.7 years.
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
On November 27, 2023, the Company's Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through November 27, 2026. During the thirteen weeks ended May 4, 2024, the Company repurchased 182,327 shares at an aggregate cost of approximately $30.0 million, or average price of $164.56 per share.
Since approval of the share repurchase program in March 2018, the Company has purchased approximately 1.8 million shares for an aggregate cost of approximately $260 million. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.

(8)Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen weeks ended May 4, 2024 and April 29, 2023 (dollars in thousands):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Income before income taxes	$41,140	$46,059
Income tax expense	$9,673	$8,581
Effective tax rate	23.5%	18.6%
The effective tax rates for the thirteen weeks ended May 4, 2024 and April 29, 2023 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen weeks ended May 4, 2024 was higher than the thirteen weeks ended April 29, 2023 primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
The Company had no material accrual for uncertain tax positions or interest and/or penalties related to income taxes on the Company’s balance sheets as of May 4, 2024, February 3, 2024 or April 29, 2023 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen weeks ended May 4, 2024 or April 29, 2023.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended February 3, 2024 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen weeks ended May 4, 2024 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2024" or "fiscal 2024" refer to the period from February 4, 2024 to February 1, 2025, which is a 52-week fiscal year. References to "fiscal year 2023" or "fiscal 2023" refer to the period from January 29, 2023 to February 3, 2024, which is a 53-week fiscal year. The fiscal quarters ended May 4, 2024 and April 29, 2023 refer to the thirteen weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.
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
•increased usage of machine learning and other types of artificial intelligence in our business, and challenges with properly managing its use;
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
Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiaries as "we," "us," or "our") is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, with most priced at $5 and below, including select brands and licensed merchandise across our category worlds. In fiscal 2019, we rolled out new pricing to our full chain, increasing prices on certain products over $5. Most of our products remain at $5 and below. As of May 4, 2024, we operated 1,605 stores in 43 states.
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
Due to the 53rd week in fiscal 2023, comparable sales for the thirteen weeks ended May 4, 2024 are reported on a restated calendar basis. Reference to the "restated calendar" is based on using the National Retail Federation's restated calendar comparing similar weeks, which are the thirteen weeks from February 4, 2024 to May 4, 2024 as compared to the thirteen weeks from February 5, 2023 to May 6, 2023.
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

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$811.9	$726.2
Cost of goods sold (exclusive of items shown separately below)	548.3	491.4
Selling, general and administrative expenses	190.2	163.2
Depreciation and amortization	37.2	29.2
Operating income	36.2	42.4
Interest income and other income	5.0	3.6
Income before income taxes	41.1	46.1
Income tax expense	9.7	8.6
Net income	$31.5	$37.5
Percentage of Net Sales (1):
Net sales	100.0%	100.0%
Cost of goods sold (exclusive of items shown separately below)	67.5	67.7
Selling, general and administrative expenses	23.4	22.5
Depreciation and amortization	4.6	4.0
Operating income	4.5	5.8
Interest income and other income	0.6	0.5
Income before income taxes	5.1	6.3
Income tax expense	1.2	1.2
Net income	3.9%	5.2%
Operational Data:
Total stores at end of period	1,605	1,367
Comparable sales (decrease) increase	(2.3)%	2.7%
Average net sales per store (2)	$0.5	$0.5

(1)Components may not add to total due to rounding.
(2)Only includes stores that opened before the beginning of the thirteen weeks ended.

Thirteen Weeks Ended May 4, 2024 Compared to the Thirteen Weeks Ended April 29, 2023
Net Sales
Net sales increased to $811.9 million in the thirteen weeks ended May 4, 2024 from $726.2 million in the thirteen weeks ended April 29, 2023, an increase of $85.7 million, or 11.8%. The increase was the result of a non-comparable sales increase of $102.4 million, partially offset by a comparable sales decrease of $16.7 million. The increase in non-comparable sales was primarily driven by the number of stores that opened in fiscal 2023 but have not been open for 15 full months and new stores that opened in fiscal 2024.
Comparable sales decreased 2.3%. This decrease resulted from a decrease of approximately 2.8% in the number of transactions, partially offset by an increase of approximately 0.5% in the average dollar value of transactions.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $548.3 million in the thirteen weeks ended May 4, 2024 from $491.4 million in the thirteen weeks ended April 29, 2023, an increase of $56.9 million, or 11.6%. The increase in cost of goods sold was primarily the result of increases in the merchandise cost of goods sold resulting from increases in net sales and inventory shrinkage, and store occupancy costs primarily resulting from new store openings.
Gross profit increased to $263.5 million in the thirteen weeks ended May 4, 2024 from $234.8 million in the thirteen weeks ended April 29, 2023, an increase of $28.7 million, or 12.2%. Gross margin increased to 32.5% in the thirteen weeks ended May 4, 2024 from 32.3% in the thirteen weeks ended April 29, 2023, an increase of approximately 20 basis points. The increase in gross margin was primarily the result of a decrease as a percentage of net sales in merchandise cost of goods sold, which includes the impact of higher inventory shrinkage, partially offset by an increase as a percentage of net sales in store occupancy costs.
Selling, General and Administrative Expenses (including Depreciation and Amortization)
Selling, general and administrative expenses (including depreciation and amortization) increased to $227.4 million in the thirteen weeks ended May 4, 2024 from $192.4 million in the thirteen weeks ended April 29, 2023, an increase of $35.0 million, or 18.2%. As a percentage of net sales, selling, general and administrative expenses (including depreciation and amortization) increased approximately 150 basis points to 28.0% in the thirteen weeks ended May 4, 2024 from 26.5% in the thirteen weeks ended April 29, 2023. The increase in selling, general and administrative expenses (including depreciation and amortization) was the result of increases of $27.1 million in store-related expenses primarily to support new store growth and $7.9 million in corporate-related expenses, which includes a non-recurring expense related to a settlement of employment-related litigation.
Income Tax Expense
Income tax expense increased to $9.7 million in the thirteen weeks ended May 4, 2024 from $8.6 million in the thirteen weeks ended April 29, 2023, an increase of $1.1 million or 12.7%. The increase in income tax expense was primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Accounting," partially offset by the $4.9 million decrease in pre-tax income.
Our effective tax rate for the thirteen weeks ended May 4, 2024 was 23.5% compared to 18.6% in the thirteen weeks ended April 29, 2023. Our effective tax rate for the thirteen weeks ended May 4, 2024 was higher than the comparable prior year period primarily due to discrete items, which includes the impact of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting."
Net Income
As a result of the foregoing, net income decreased to $31.5 million in the thirteen weeks ended May 4, 2024 from $37.5 million in the thirteen weeks ended April 29, 2023, a decrease of $6.0 million or 16.0%.
Liquidity and Capital Resources
Overview
Cash capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make cash capital expenditures of approximately $345 million to $355 million in fiscal 2024, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations, cash on hand, investments and, as needed, borrowings under our Revolving Credit Facility. We expect to incur approximately $170 million of our cash capital expenditure budget in fiscal 2024 to construct and open approximately 230 new stores, with the remainder projected to be spent on our store relocations and remodels, distribution facilities, which includes the expansion of two facilities, and our corporate infrastructure.
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

Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on-hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility, which expires in September 2027, as needed, and we expect that funding to continue. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. As of May 4, 2024, we did not have any direct borrowings under our Revolving Credit Facility and had approximately $225 million available on the line of credit.
On June 14, 2022, our Board of Directors approved a new share repurchase program for up to $100 million of our common stock through June 30, 2025. In fiscal 2023, we repurchased 504,369 shares at an aggregate cost of approximately $80.0 million, or average price of $158.63 per share. This program was retired on November 27, 2023.
On November 27, 2023, our Board of Directors approved a new share repurchase program for up to $100 million of our common stock through November 27, 2026. During the thirteen weeks ended May 4, 2024, we repurchased 182,327 shares at an aggregate cost of approximately $30.0 million, or average price of $164.56 per share.
Since approval of the share repurchase program in March 2018, we have purchased approximately 1.8 million shares for an aggregate cost of approximately $260 million. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
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
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Thirty-Nine Weeks Ended
	May 4, 2024	April 29, 2023
Net cash provided by operating activities	$26.4	$85.3
Net cash used in investing activities	(73.1)	(66.5)
Net cash used in financing activities	(36.8)	(15.8)
Net (decrease) increase during period in cash and cash equivalents (1)	$(83.4)	$3.0
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for the thirteen weeks ended May 4, 2024 was $26.4 million, a decrease of $58.9 million compared to the thirteen weeks ended April 29, 2023. The decrease was primarily due to changes in working capital, partially offset by an increase in operating cash flows from store performance.
Cash Used in Investing Activities
Net cash used in investing activities for the thirteen weeks ended May 4, 2024 was $73.1 million, an increase of $6.6 million compared to the thirteen weeks ended April 29, 2023. The increase was primarily due to an increase in capital expenditures, partially offset by an increase in net sales, maturities, and redemptions of investment securities. The increase in capital expenditures was primarily for our new store construction, our shipcenters, and our corporate infrastructure.
Cash Used in Financing Activities
Net cash used in financing activities for the thirteen weeks ended May 4, 2024 was $36.8 million, an increase of $21.0 million compared to the thirteen weeks ended April 29, 2023. The increase was primarily due to an increase in the repurchase and retirement of common stock, partially offset by a decrease in common shares withheld for taxes.

Line of Credit
See "Note 5 - Line of Credit” to the unaudited consolidated financial statements included in "Part I. Financial Information, Item 1. Consolidated Financial Statements" of this Form 10-Q, for a detailed description of the Company's line of credit.
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
From February 4, 2024 to May 4, 2024, we have entered into 66 new fully executed retail leases with average terms of approximately 10 years and other lease modifications that have future minimum lease payments of approximately $139.2 million.
Off-Balance Sheet Arrangements
For the thirteen weeks ended May 4, 2024, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of May 4, 2024, we had approximately $225 million available on the line of credit. The Credit Agreement provides that the interest rate payable on borrowings shall be, at the Company’s option, a per annum rate equal to (a) a base rate plus an applicable margin ranging from 0.125% to 0.50% or (b) SOFR plus a margin ranging from 1.12% to 1.50%. Letter of credit fees range from 1.125% to 1.50%. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended May 4, 2024, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table below sets forth the information with respect to repurchases of our common stock for the thirteen weeks ended May 4, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
Fourth Quarter 2023	—	$—	—	$100,000,000
February 4, 2024 - March 2, 2024	—	$—	—	$100,000,000
March 3, 2024 - April 6, 2024	151,433	$165.11	151,433	$74,997,442
April 7, 2024 - May 4, 2024	30,894	$161.86	30,894	$69,996,967
First Quarter 2024	182,327	$164.56	182,327	$69,996,967

(1) On November 27, 2023, our Board of Directors approved a new share repurchase program for up to $100 million of our common stock through November 27, 2026. During the thirteen weeks ended May 4, 2024, we repurchased 182,327 shares at an aggregate cost of approximately $30.0 million, or average price of $164.56 per share. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be repurchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans - Directors and Section 16 Officers
During the thirteen weeks ended May 4, 2024, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement."

ITEM 6. EXHIBITS
(a) Exhibits

No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2024, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of May 4, 2024, February 3, 2024 and April 29, 2023; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended May 4, 2024 and April 29, 2023; (iii) the Unaudited Consolidated Statements of Shareholders’ Equity for the Thirteen Weeks Ended May 4, 2024 and April 29, 2023; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 4, 2024 and April 29, 2023 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

104*	Coverage Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement.

*	Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE BELOW, INC.

Date: June 6, 2024	/s/ Joel D. Anderson
Joel D. Anderson
President and Chief Executive Officer (Principal Executive Officer)

Date: June 6, 2024	/s/ Kristy Chipman
Kristy Chipman
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)