Form 10-Q
period 2024-11-02
FIVE BELOW, INC
filed 2024-12-05
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2024.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of December 4, 2024 was 55,009,629.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	November 2, 2024	February 3, 2024	October 28, 2023
Assets
Current assets:
Cash and cash equivalents	$169,702	$179,749	$162,928
Short-term investment securities	46,941	280,339	—
Inventories	817,832	584,627	763,349
Prepaid income taxes and tax receivable	20,348	4,834	23,906
Prepaid expenses and other current assets	157,396	153,993	140,816
Total current assets	1,212,219	1,203,542	1,090,999
Property and equipment, net of accumulated depreciation and amortization of $705,959, $584,090, and $547,682, respectively.	1,259,768	1,134,312	1,075,275
Operating lease assets	1,692,978	1,509,416	1,475,095
Long-term investment securities	—	7,791	—
Other assets	20,354	16,976	16,069
	$4,185,319	$3,872,037	$3,657,438

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	352,180	256,275	349,340
Income taxes payable	—	41,772	—
Accrued salaries and wages	28,758	30,028	19,357
Other accrued expenses	143,388	146,887	158,272
Operating lease liabilities	351,062	240,964	231,197
Total current liabilities	875,388	715,926	758,166
Other long-term liabilities	8,962	6,826	4,625
Long-term operating lease liabilities	1,616,964	1,497,586	1,455,358
Deferred income taxes	68,153	66,743	61,364
Total liabilities	2,569,467	2,287,081	2,279,513
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,010,438, 55,197,875, and 55,192,500 shares, respectively.	549	551	551
Additional paid-in capital	147,453	182,709	177,877
Retained earnings	1,467,850	1,401,696	1,199,497
Total shareholders’ equity	1,615,852	1,584,956	1,377,925
	$4,185,319	$3,872,037	$3,657,438
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales	$843,710	$736,405	$2,485,642	$2,221,633
Cost of goods sold (exclusive of items shown separately below)	585,668	513,577	1,692,294	1,499,422
Selling, general and administrative expenses	215,367	173,121	594,362	511,430
Depreciation and amortization	43,281	33,584	121,933	93,652
Operating (loss) income	(606)	16,123	77,053	117,129
Interest income and other income	2,808	3,434	10,852	11,423
Income before income taxes	2,202	19,557	87,905	128,552
Income tax expense	515	4,963	21,751	29,645
Net income	$1,687	$14,594	$66,154	$98,907
Basic income per common share	$0.03	$0.26	$1.20	$1.78
Diluted income per common share	$0.03	$0.26	$1.20	$1.78
Weighted average shares outstanding:
Basic shares	55,007,054	55,452,533	55,067,467	55,592,536
Diluted shares	55,110,433	55,576,140	55,152,976	55,717,987
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, February 3, 2024	55,197,875	$551	$182,709	$1,401,696	$1,584,956
Share-based compensation expense	—	—	4,928	—	4,928
Issuance of unrestricted stock awards	626	—	112	—	112
Vesting of restricted stock units and performance-based restricted stock units	89,885	1	—	—	1
Common shares withheld for taxes	(33,953)	—	(6,652)	—	(6,652)
Repurchase and retirement of common stock	(182,327)	(2)	(30,149)	—	(30,151)
Net income	—	—	—	31,467	31,467
Balance, May 4, 2024	55,072,106	$550	$150,948	$1,433,163	$1,584,661
Share-based compensation expense	—	—	(454)	—	(454)
Issuance of unrestricted stock awards	1,834	—	114	—	114
Vesting of restricted stock units and performance-based restricted stock units	12,439	—	—	—	—
Common shares withheld for taxes	(938)	—	(105)	—	(105)
Repurchase and retirement of common stock	(84,670)	(1)	(10,074)	—	(10,075)
Issuance of common stock to employees under employee stock purchase plan	5,328	—	600	—	600
Net income	—	—	—	33,000	33,000
Balance, August 3, 2024	55,006,099	$549	$141,029	$1,466,163	$1,607,741
Share-based compensation expense	—	—	6,367	—	6,367
Issuance of unrestricted stock awards	1,767	—	168	—	168
Vesting of restricted stock units and performance-based restricted stock units	3,930	—	—	—	—
Common shares withheld for taxes	(1,358)	—	(111)	—	(111)
Net income	—	—	—	1,687	1,687
Balance, November 2, 2024	55,010,438	$549	$147,453	$1,467,850	$1,615,852

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, January 28, 2023	55,537,221	$555	$260,784	$1,100,590	$1,361,929
Share-based compensation expense	—	—	3,624	—	3,624
Issuance of unrestricted stock awards	579	—	112	—	112
Exercise of options to purchase common stock	600	—	24	—	24
Vesting of restricted stock units and performance-based restricted stock units	208,461	2	—	—	2
Common shares withheld for taxes	(81,622)	(1)	(15,867)	—	(15,868)
Net income	—	—	—	37,478	37,478
Balance, April 29, 2023	55,665,239	$556	$248,677	$1,138,068	$1,387,301
Share-based compensation expense	—	—	5,713	—	5,713
Issuance of unrestricted stock awards	539	—	112	—	112
Exercise of options to purchase common stock	700	—	28	—	28
Vesting of restricted stock units and performance-based restricted stock units	19,517	—	—	—	—
Common shares withheld for taxes	(1,437)	—	(283)	—	(283)
Issuance of common stock to employees under employee stock purchase plan	2,300	—	440	—	440
Net income	—	—	—	46,835	46,835
Balance, July 29, 2023	55,686,858	$556	$254,687	$1,184,903	$1,440,146
Share-based compensation expense	—	—	3,599	—	3,599
Issuance of unrestricted stock awards	795	—	137	—	137
Exercise of options to purchase common stock	6,500	—	234	—	234
Vesting of restricted stock units and performance-based restricted stock units	4,184	—	—	—	—
Common shares withheld for taxes	(1,468)	—	(244)	—	(244)
Repurchase and retirement of common stock	(504,369)	(5)	(80,536)	—	(80,541)
Net income	—	—	—	14,594	14,594
Balance, October 28, 2023	55,192,500	$551	$177,877	$1,199,497	$1,377,925

See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023
Operating activities:
Net income	$66,154	$98,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,933	93,652
Share-based compensation expense	11,303	13,366
Deferred income tax expense	1,410	2,213
Other non-cash expenses	861	172
Changes in operating assets and liabilities:
Inventories	(233,205)	(235,629)
Prepaid income taxes and tax receivable	(15,514)	(15,008)
Prepaid expenses and other assets	(6,889)	(12,530)
Accounts payable	96,900	123,374
Income taxes payable	(41,772)	(19,928)
Accrued salaries and wages	(1,270)	(6,063)
Operating leases	45,914	33,841
Other accrued expenses	21,288	15,521
Net cash provided by operating activities	67,113	91,888
Investing activities:
Purchases of investment securities and other investments	(4,508)	(128,950)
Sales, maturities, and redemptions of investment securities	245,696	195,795
Capital expenditures	(271,855)	(231,921)
Net cash used in investing activities	(30,667)	(165,076)
Financing activities:
Net proceeds from issuance of common stock	600	440
Repurchase and retirement of common stock	(40,226)	(80,541)
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	1	288
Common shares withheld for taxes	(6,868)	(16,395)
Net cash used in financing activities	(46,493)	(96,208)
Net decrease in cash and cash equivalents	(10,047)	(169,396)
Cash and cash equivalents at beginning of period	179,749	332,324
Cash and cash equivalents at end of period	$169,702	$162,928

Supplemental disclosures of cash flow information:
Non-cash investing activities
(Decrease) Increase in accrued purchases of property and equipment	$(23,715)	$11,541

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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of November 2, 2024, operated in 44 states, excluding Alaska, Hawaii, Idaho, Montana, Oregon, and Washington. As of November 2, 2024 and October 28, 2023, the Company operated 1,749 stores and 1,481 stores, respectively, each operating under the name “Five Below.” The Company also sells its merchandise on the internet, through the Company's fivebelow.com e-commerce website, offering home delivery and the option to buy online and pick up in store. Additionally, the Company sells merchandise through on-demand third-party delivery services to enable its customers to shop online and receive convenient delivery.
(b)Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2024" or "fiscal 2024" refer to the period from February 4, 2024 to February 1, 2025, which is a 52-week fiscal year. References to "fiscal year 2023" or "fiscal 2023" refer to the period from January 29, 2023 to February 3, 2024, which is a 53-week fiscal year. The fiscal quarters ended November 2, 2024 and October 28, 2023 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended November 2, 2024 and October 28, 2023 refer to the thirty-nine weeks ended as of those dates.
(c)Basis of Presentation
The consolidated balance sheets as of November 2, 2024 and October 28, 2023, the consolidated statements of operations for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023, the consolidated statements of shareholders’ equity for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023 and the consolidated statements of cash flows for the thirty-nine weeks ended November 2, 2024 and October 28, 2023 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended November 2, 2024 and October 28, 2023. The balance sheet as of February 3, 2024, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2023 as filed with the Securities and Exchange Commission on March 21, 2024 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended February 3, 2024 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen and thirty-nine weeks November 2, 2024 and October 28, 2023 are not necessarily indicative of the consolidated operating results for the year ending February 1, 2025 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.

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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This new guidance requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory, employee compensation, and depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.
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
As of November 2, 2024, February 3, 2024 and October 28, 2023, the Company had cash equivalents of $150.3 million, $154.9 million and $115.1 million, respectively. The Company’s cash equivalents typically consist of cash management solutions, credit and debit card receivables, money market funds, corporate bonds and municipal bonds with original maturities of 90 days or less. Fair value for cash equivalents was determined based on Level 1 inputs.
As of November 2, 2024, February 3, 2024 and October 28, 2023, the Company's investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of November 2, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$46,941	$—	$2	$46,939
Total	$46,941	$—	$2	$46,939

	As of February 3, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$280,067	$—	$154	$279,913
Municipal bonds	272	—	—	272
Total	$280,339	$—	$154	$280,185

Long-term:
Corporate bonds	$7,791	$—	$8	$7,783
Total	$7,791	$—	$8	$7,783

	As of October 28, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$66,845	$—	$292	$66,553
Total	$66,845	$—	$292	$66,553
Short-term investment securities as of November 2, 2024, February 3, 2024 and October 28, 2023 all mature in one year or less. Long-term investment securities as of February 3, 2024 all mature after one year but in less than two years.
(g)Prepaid Expenses and Other Current Assets
Prepaid expenses as of November 2, 2024, February 3, 2024 and October 28, 2023 were $42.0 million, $30.5 million, and $31.1 million, respectively. Other current assets as of November 2, 2024, February 3, 2024 and October 28, 2023 were $115.4 million, $123.5 million, and $109.7 million, respectively.
(h)Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $25.5 million, $48.3 million, and $50.3 million as of November 2, 2024, February 3, 2024 and October 28, 2023, respectively.
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
(j)Supply Chain Finance
The Company utilizes the supply chain finance program whereby qualifying suppliers may elect at their sole discretion to sell the Company's payment obligations to a designated third party financial institution. As of November 2, 2024, the amount of obligations outstanding under the supply chain finance program was $1.4 million.

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
The transaction price for the Company’s sales is based on the item’s stated price. To the extent that the Company charges customers for shipping and handling on e-commerce sales, the Company records such amounts in net sales. Shipping and handling costs, which include fulfillment and shipping costs related to the Company's e-commerce operations, are primarily included in costs of goods sold. As permitted by applicable accounting guidance, ASU 2014-09 "Revenue from Contracts with Customers," the Company has elected to exclude all sales taxes collected from customers and remitted to governmental authorities from net sales in the accompanying consolidated statements of operations.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and snack and seasonal (dollars in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	November 2, 2024		October 28, 2023
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$361,790	42.9%	$329,364	44.7%
Fashion and home	270,262	32.0%	232,321	31.6%
Snack and seasonal	211,658	25.1%	174,720	23.7%
Total	$843,710	100.0%	$736,405	100.0%

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024		October 28, 2023
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$1,110,520	44.7%	$1,039,685	46.8%
Fashion and home	747,928	30.1%	647,811	29.2%
Snack and seasonal	627,194	25.2%	534,137	24.0%
Total	$2,485,642	100.0%	$2,221,633	100.0%
(3) Leases
The Company determines if an arrangement contains a lease at the inception of a contract. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
During the thirteen weeks ended November 2, 2024, the Company committed to 38 new store leases with average terms of approximately 10 years that have future minimum lease payments of approximately $15.5 million.
All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of November 2, 2024 and October 28, 2023, the weighted average remaining lease term for the Company's operating leases was 7.5 years and 7.5 years, respectively, and the weighted average discount rate was 5.3% and 5.2%, respectively.

The following table is a summary of the Company's components for net lease costs (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Lease Cost	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Operating lease cost	$79,990	$69,298	$230,001	$196,725
Variable lease cost	23,129	19,435	68,102	56,181
Net lease cost*	$103,119	$88,733	$298,103	$252,906

* Excludes short-term lease cost, which is immaterial.

The following table summarizes the maturity of lease liabilities under operating leases as of November 2, 2024 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2024	$58,209
2025	353,580
2026	346,167
2027	325,343
2028	300,393
After 2028	982,836
Total lease payments	2,366,528
Less: imputed interest	398,502
Present value of lease liabilities	$1,968,026

The following table summarizes the supplemental cash flow disclosures related to leases (in thousands):

	Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (1)	$180,885	$170,156
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$330,139	$282,147
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

The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Numerator:
Net income	$1,687	$14,594	$66,154	$98,907
Denominator:
Weighted average common shares outstanding - basic	55,007,054	55,452,533	55,067,467	55,592,536
Dilutive impact of options, restricted stock units and employee stock purchase plan	103,379	123,607	85,509	125,451
Weighted average common shares outstanding - diluted	55,110,433	55,576,140	55,152,976	55,717,987
Per common share:
Basic income per common share	$0.03	$0.26	$1.20	$1.78
Diluted income per common share	$0.03	$0.26	$1.20	$1.78
The effects of the assumed vesting of restricted stock units for 153,344 shares of common stock for the thirteen weeks ended November 2, 2024 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
The effects of the assumed vesting of restricted stock units for 56,695 shares of common stock for the thirteen weeks ended October 28, 2023 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
The effects of the assumed vesting of restricted stock units for 111,239 shares of common stock for the thirty-nine weeks ended November 2, 2024 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
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
As of November 2, 2024, the Company had no borrowings under the Revolving Credit Facility and had approximately $225 million available under the Revolving Credit Facility.
As of November 2, 2024 and October 28, 2023, the Company was in compliance with the covenants applicable to it under the Credit Agreement.
(6)Commitments and Contingencies
Commitments
Other Contractual Commitments
As of November 2, 2024, the Company has other purchase commitments of approximately $1.3 million consisting of purchase agreements for materials that will be used in the construction of new stores.

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
On August 1, 2024, a putative class action was filed against Five Below, Inc. and a certain former senior officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of the Company's investors who purchased or otherwise acquired our publicly traded securities between March 20, 2024 and July 16, 2024. On September 16, 2024, a similar action was commenced against Five Below, Inc. in the same court on behalf of a class of investors who purchased or otherwise acquired our publicly traded securities between December 1, 2022 and July 16, 2024. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with various public statements made by us. On October 28, 2024, the court entered an order consolidating the actions and appointing lead plaintiff. The deadline for lead plaintiff to file its Consolidated Amended Complaint is January 13, 2025. Defendants’ response thereto, including any motion to dismiss the Consolidated Amended Complaint, is due sixty (60) days from the filing of the Consolidated Amended Complaint. The Company intends to vigorously defend against these actions, which the Company believes to be without merit. The potential impact of these actions, which seek unspecified damages, attorneys’ fees and expenses, is uncertain.
(7)Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2022 Equity Incentive Plan (the “Plan”), the Company’s Board of Directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key crew and professional service providers. The Plan allows for the issuance of up to a total of 4.3 million shares under the Plan. As of November 2, 2024, approximately 3.1 million stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s Board of Directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity during the thirty-nine weeks ended November 2, 2024 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance as of February 3, 2024	10,126	$33.48	1.6
Granted	—	—
Forfeited	—	—
Exercised	—	—
Balance as of November 2, 2024	10,126	33.48	0.8
Exercisable as of November 2, 2024	10,126	$33.48	0.8

The fair value of each option award granted to crew, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted, forfeited or exercised during the thirty-nine weeks ended November 2, 2024.

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
RSU and PSU activity during the thirty-nine weeks ended November 2, 2024 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of February 3, 2024	196,309	$163.82	299,394	$206.07
Granted	403,988	92.10	214,080	147.04
Vested	(77,179)	136.35	(29,075)	195.43
Forfeited	(51,907)	167.47	(214,047)	193.30
Non-vested balance as of November 2, 2024	471,211	$106.43	270,352	$170.58
In connection with the vesting of RSUs and PSUs during the thirty-nine weeks ended November 2, 2024, the Company withheld 36,249 shares with an aggregate value of $6.9 million in satisfaction of minimum tax withholding obligations due upon vesting.
In connection with the vesting of RSUs and PSUs during the thirty-nine weeks ended October 28, 2023, the Company withheld 84,527 shares with an aggregate value of $16.4 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of November 2, 2024, there was $44.7 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.1 years.
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
On November 27, 2023, the Company's Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through November 27, 2026. During the thirty-nine weeks ended November 2, 2024, the Company repurchased 266,997 shares at an aggregate cost of approximately $40.0 million, or average price of $149.79 per share.
Since approval of the share repurchase program in March 2018, the Company has purchased approximately 1.9 million shares for an aggregate cost of approximately $270 million. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.

(8)Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023 (dollars in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Income before income taxes	$2,202	$19,557	$87,905	$128,552
Income tax expense	$515	$4,963	$21,751	$29,645
Effective tax rate	23.4%	25.4%	24.7%	23.1%
The effective tax rates for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen weeks ended November 2, 2024 was lower than the thirteen weeks ended October 28, 2023 primarily due to non-deductible expenses, partially offset by discrete items, which includes the impact of share-based accounting. The effective tax rate for the thirty-nine weeks ended November 2, 2024 was higher than the thirty-nine weeks ended October 28, 2023 primarily due to discrete items, which includes the impact of share-based accounting, partially offset by non-deductible expenses.
The Company had no material accrual for uncertain tax positions or interest and/or penalties related to income taxes on the Company’s balance sheets as of November 2, 2024, February 3, 2024 or October 28, 2023 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen and thirty-nine weeks ended November 2, 2024 or October 28, 2023.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended February 3, 2024 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen and thirty-nine weeks ended November 2, 2024 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2024" or "fiscal 2024" refer to the period from February 4, 2024 to February 1, 2025, which is a 52-week fiscal year. References to "fiscal year 2023" or "fiscal 2023" refer to the period from January 29, 2023 to February 3, 2024, which is a 53-week fiscal year. The fiscal quarters ended November 2, 2024 and October 28, 2023 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended November 2, 2024 and October 28, 2023 refer to the thirty-nine weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.
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
Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiaries as "we," "us," or "our") is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, with most priced at $5 and below, including select brands and licensed merchandise across our category worlds. In fiscal 2019, we rolled out new pricing to our full chain, increasing prices on certain products over $5. Most of our products remain at $5 and below. As of November 2, 2024, we operated 1,749 stores in 44 states.
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
Due to the 53rd week in fiscal 2023, comparable sales for the thirteen and thirty-nine weeks ended November 2, 2024 are reported on a restated calendar basis. Reference to the "restated calendar" is based on using the National Retail Federation's restated calendar comparing similar weeks, which are the thirteen weeks from August 4, 2024 to November 2, 2024 as compared to the thirteen weeks from August 6, 2023 to October 28, 2023 and the thirty-nine weeks from February 4, 2024 to August 3, 2024 as compared to the thirty-nine weeks from February 5, 2023 to October 28, 2023.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$843.7	$736.4	$2,485.6	$2,221.6
Cost of goods sold (exclusive of items shown separately below)	585.7	513.6	1,692.3	1,499.4
Selling, general and administrative expenses	215.4	173.1	594.4	511.4
Depreciation and amortization	43.3	33.6	121.9	93.7
Operating (loss) income	(0.6)	16.1	77.1	117.1
Interest income and other income	2.8	3.4	10.9	11.4
Income before income taxes	2.2	19.6	87.9	128.6
Income tax expense	0.5	5.0	21.8	29.6
Net income	$1.7	$14.6	$66.2	$98.9
Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of items shown separately below)	69.4	69.7	68.1	67.5
Selling, general and administrative expenses	25.5	23.5	23.9	23.0
Depreciation and amortization	5.1	4.6	4.9	4.2
Operating (loss) income	(0.1)	2.2	3.1	5.3
Interest income and other income	0.3	0.5	0.4	0.5
Income before income taxes	0.3	2.7	3.5	5.8
Income tax expense	0.1	0.7	0.9	1.3
Net income	0.2%	2.0%	2.7%	4.5%
Operational Data:
Total stores at end of period	1,749	1,481	1,749	1,481
Comparable sales increase (decrease)	0.6%	2.5%	(2.6)%	2.6%
Average net sales per store (2)	$0.5	$0.5	$1.5	$1.6

(1)Components may not add to total due to rounding.
(2)Only includes stores that opened before the beginning of the thirteen weeks ended and thirty-nine weeks ended.

Thirteen Weeks Ended November 2, 2024 Compared to the Thirteen Weeks Ended October 28, 2023
Net Sales
Net sales increased to $843.7 million in the thirteen weeks ended November 2, 2024 from $736.4 million in the thirteen weeks ended October 28, 2023, an increase of $107.3 million, or 14.6%. The increase was the result of a non-comparable sales increase of $103.4 million and a comparable sales increase of $3.9 million. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2024 and the number of stores that opened in fiscal 2023 but have not been open for 15 full months.
Comparable sales increased 0.6%. This increase resulted from an increase of approximately 1.2% in the average dollar value of transactions, partially offset by a decrease of approximately 0.6% in the number of transactions.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $585.7 million in the thirteen weeks ended November 2, 2024 from $513.6 million in the thirteen weeks ended October 28, 2023, an increase of $72.1 million, or 14.0%. The increase in cost of goods sold was primarily the result of an increase in merchandise cost of goods sold resulting from an increase in net sales and included the impact of a non-recurring inventory write-off. Also contributing to the increase in costs of goods sold was an increase in store occupancy costs primarily resulting from new store openings.
Gross profit increased to $258.0 million in the thirteen weeks ended November 2, 2024 from $222.8 million in the thirteen weeks ended October 28, 2023, an increase of $35.2 million, or 15.8%. Gross margin increased to 30.6% in the thirteen weeks ended November 2, 2024 from 30.3% in the thirteen weeks ended October 28, 2023, an increase of approximately 30 basis points. The increase in gross margin was primarily the result of a decrease as a percentage of net sales in distribution costs and merchandise cost of goods sold, which included lapping higher inventory shrinkage and the impact of a non-recurring inventory write-off. This decrease was partially offset by an increase as a percentage of net sales in store occupancy costs.
Selling, General and Administrative Expenses (including Depreciation and Amortization)
Selling, general and administrative expenses (including depreciation and amortization) increased to $258.6 million in the thirteen weeks ended November 2, 2024 from $206.7 million in the thirteen weeks ended October 28, 2023, an increase of $51.9 million, or 25.1%. As a percentage of net sales, selling, general and administrative expenses (including depreciation and amortization) increased approximately 260 basis points to 30.7% in the thirteen weeks ended November 2, 2024 from 28.1% in the thirteen weeks ended October 28, 2023. The increase in selling, general and administrative expenses (including depreciation and amortization) was the result of an increase of $40.5 million in store-related expenses primarily to support new store growth. Also contributing to the increase in selling, general and administrative expenses (including depreciation and amortization) was an increase of $11.4 million in corporate-related expenses, which included the impact of retention awards and cost-optimization initiatives.
Income Tax Expense
Income tax expense decreased to $0.5 million in the thirteen weeks ended November 2, 2024 from $5.0 million in the thirteen weeks ended October 28, 2023, a decrease of $4.5 million or 89.6%. The decrease in income tax expense was primarily due to the $17.4 million decrease in pre-tax income.
Our effective tax rate for the thirteen weeks ended November 2, 2024 was 23.4% compared to 25.4% in the thirteen weeks ended October 28, 2023. Our effective tax rate for the thirteen weeks ended November 2, 2024 was lower than the comparable prior year period primarily due to non-deductible expenses, partially offset by discrete items, which includes the impact of share-based accounting.
Net Income
As a result of the foregoing, net income decreased to $1.7 million in the thirteen weeks ended November 2, 2024 from $14.6 million in the thirteen weeks ended October 28, 2023, a decrease of $12.9 million or 88.4%.
Thirty-Nine Weeks Ended November 2, 2024 Compared to the Thirty-Nine Weeks Ended October 28, 2023
Net Sales
Net sales increased to $2,485.6 million in the thirty-nine weeks ended November 2, 2024 from $2,221.6 million in the thirty-nine weeks ended October 28, 2023, an increase of $264.0 million, or 11.9%. The increase was the result of a non-comparable sales increase of $319.3 million, partially offset by a comparable sales decrease of $55.3 million. The increase in non-comparable sales was primarily driven by the number of stores that opened in fiscal 2023 but have not been open for 15 full months and new stores that opened in fiscal 2024.
Comparable sales decreased 2.6%. This decrease resulted from a decrease of approximately 3.0% in the number of transactions, partially offset by an increase of approximately 0.4% in the average dollar value of transactions.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $1,692.3 million in the thirty-nine weeks ended November 2, 2024 from $1,499.4 million in the thirty-nine weeks ended October 28, 2023, an increase of $192.9 million, or 12.9%. The increase in cost of goods sold was primarily the result of an increase in merchandise cost of goods sold resulting from an increase in net sales and included the impact of a non-recurring inventory write-off. Also contributing to the increase in costs of goods sold was an increase in store occupancy costs primarily resulting from new store openings.

Gross profit increased to $793.3 million in the thirty-nine weeks ended November 2, 2024 from $722.2 million in the thirty-nine weeks ended October 28, 2023, an increase of $71.1 million, or 9.8%. Gross margin decreased to 31.9% in the thirty-nine weeks ended November 2, 2024 from 32.5% in the thirty-nine weeks ended October 28, 2023, a decrease of approximately 60 basis points. The decrease in gross margin was primarily the result of an increase as a percentage of net sales in store occupancy costs, partially offset by a decrease as a percentage of net sales in distribution costs.
Selling, General and Administrative Expenses (including Depreciation and Amortization)
Selling, general and administrative expenses (including depreciation and amortization) increased to $716.3 million in the thirty-nine weeks ended November 2, 2024 from $605.1 million in the thirty-nine weeks ended October 28, 2023, an increase of $111.2 million, or 18.4%. As a percentage of net sales, selling, general and administrative expenses (including depreciation and amortization) increased approximately 160 basis points to 28.8% in the thirty-nine weeks ended November 2, 2024 from 27.2% in the thirty-nine weeks ended October 28, 2023. The increase in selling, general and administrative expenses (including depreciation and amortization) was the result of an increase of $98.9 million in store-related expenses primarily to support new store growth. Also contributing to the increase in selling, general and administrative expenses (including depreciation and amortization) was an increase of $12.3 million in corporate-related expenses, which included the impact of retention awards, a non-recurring expense related to a settlement of employment-related litigation and cost-optimization initiatives. The increase in corporate-related expenses was partially offset by the impact of a non-recurring stock compensation benefit and lower incentive compensation expenses.
Income Tax Expense
Income tax expense decreased to $21.8 million in the thirty-nine weeks ended November 2, 2024 from $29.6 million in the thirty-nine weeks ended October 28, 2023, a decrease of $7.8 million or 26.6%. The decrease in income tax expense was primarily due to the $40.6 million decrease in pre-tax income and non-deductible expenses, partially offset by discrete items, which includes the impact of share-based accounting.
Our effective tax rate for the thirty-nine weeks ended November 2, 2024 was 24.7% compared to 23.1% in the thirty-nine weeks ended October 28, 2023. Our effective tax rate for the thirty-nine weeks ended November 2, 2024 was higher than the comparable prior year period primarily due to discrete items, which includes the impact of share-based accounting, partially offset by non-deductible expenses.
Net Income
As a result of the foregoing, net income decreased to $66.2 million in the thirty-nine weeks ended November 2, 2024 from $98.9 million in the thirty-nine weeks ended October 28, 2023, a decrease of $32.7 million or 33.1%.
Liquidity and Capital Resources
Overview
Cash capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make cash capital expenditures of approximately $340 million in fiscal 2024, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations, cash on hand, investments and, as needed, borrowings under our Revolving Credit Facility. We expect to incur approximately $170 million of our cash capital expenditure budget in fiscal 2024 to construct and open approximately 227 net new stores, with the remainder projected to be spent on our store relocations and remodels, our shipcenters, which includes the expansion of two shipcenters, and our corporate infrastructure.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on-hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility, which expires in September 2027, as needed, and we expect that funding to continue. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. As of November 2, 2024, we did not have any direct borrowings under our Revolving Credit Facility and had approximately $225 million available on the line of credit.

On June 14, 2022, our Board of Directors approved a new share repurchase program for up to $100 million of our common stock through June 30, 2025. In fiscal 2023, we repurchased 504,369 shares at an aggregate cost of approximately $80.0 million, or average price of $158.63 per share. This program was retired on November 27, 2023.
On November 27, 2023, our Board of Directors approved a new share repurchase program for up to $100 million of our common stock through November 27, 2026. During the thirty-nine weeks ended November 2, 2024, we repurchased 266,997 shares at an aggregate cost of approximately $40.0 million, or average price of $149.79 per share.
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
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023
Net cash provided by operating activities	$67.1	$91.9
Net cash used in investing activities	(30.7)	(165.1)
Net cash used in financing activities	(46.5)	(96.2)
Net decrease during period in cash and cash equivalents (1)	$(10.0)	$(169.4)
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for the thirty-nine weeks ended November 2, 2024 was $67.1 million, a decrease of $24.8 million compared to the thirty-nine weeks ended October 28, 2023. The decrease was primarily due to increases in income taxes paid, a decrease in operating cash flows from store performance and changes in working capital.
Cash Used in Investing Activities
Net cash used in investing activities for the thirty-nine weeks ended November 2, 2024 was $30.7 million, a decrease of $134.4 million compared to the thirty-nine weeks ended October 28, 2023. The decrease was primarily due to an increase in net sales, maturities, and redemptions of investment securities, partially offset by an increase in capital expenditures.
Cash Used in Financing Activities
Net cash used in financing activities for the thirty-nine weeks ended November 2, 2024 was $46.5 million, a decrease of $49.7 million compared to the thirty-nine weeks ended October 28, 2023. The decrease was primarily due to decreases in the repurchase and retirement of common stock and in common shares withheld for taxes.
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
From February 4, 2024 to November 2, 2024, we have entered into 152 new fully executed retail leases with average terms of approximately 10 years and other lease modifications that have future minimum lease payments of approximately $239.9 million.
Off-Balance Sheet Arrangements
For the thirteen weeks ended November 2, 2024, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of November 2, 2024, we had approximately $225 million available on the line of credit. The Credit Agreement provides that the interest rate payable on borrowings shall be, at the Company’s option, a per annum rate equal to (a) a base rate plus an applicable margin ranging from 0.125% to 0.50% or (b) SOFR plus a margin ranging from 1.12% to 1.50%. Letter of credit fees range from 1.125% to 1.50%. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended November 2, 2024, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
On August 1, 2024, a putative class action was filed against Five Below, Inc. and a certain former senior officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of our investors who purchased or otherwise acquired our publicly traded securities between March 20, 2024 and July 16, 2024. On September 16, 2024, a similar action was commenced against Five Below, Inc. in the same court on behalf of a class of investors who purchased or otherwise acquired our publicly traded securities between December 1, 2022 and July 16, 2024. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with various public statements made by us. On October 28, 2024, the court entered an order consolidating the actions and appointing the lead plaintiff. The deadline for lead plaintiff to file its Consolidated Amended Complaint is January 13, 2025. Defendants' response thereto, including any motion to dismiss the Consolidated Amended Complaint, is due sixty (60) days from the filing of the Consolidated Amended Complaint. We intend to vigorously defend against these actions, which we believe to be without merit. The potential impact of these actions, which seek unspecified damages, attorneys’ fees and expenses, is uncertain.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table below sets forth the information with respect to repurchases of our common stock for the thirteen weeks ended November 2, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
August 4, 2024 - August 31, 2024	—	$—	—	$60,006,492
September 1, 2024 - October 5, 2024	—	$—	—	$60,006,492
October 6, 2024 - November 2, 2024	—	$—	—	$60,006,492
Third Quarter 2024	—	$—	—	$60,006,492

(1) On November 27, 2023, our Board of Directors approved a new share repurchase program for up to $100 million of our common stock through November 27, 2026. During the thirty-nine weeks ended November 2, 2024, we repurchased 266,997 shares at an aggregate cost of approximately $40.0 million, or average price of $149.79 per share. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be repurchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans - Directors and Section 16 Officers
During the thirteen weeks ended November 2, 2024, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement."

ITEM 6. EXHIBITS
(a) Exhibits

No.	Description
10.1
Cessation Agreement, dated September 18 2024, by and between Five Below, Inc. and Michael F. Romanko (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 18, 2024).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2024, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of November 2, 2024, February 3, 2024 and October 28, 2023; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended November 2, 2024 and October 28, 2023; (iii) the Unaudited Consolidated Statements of Shareholders’ Equity for the Thirteen and Thirty-Nine Weeks Ended November 2, 2024 and October 28, 2023; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 2, 2024 and October 28, 2023 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

104*	Coverage Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE BELOW, INC.

Date: December 5, 2024	/s/ Kenneth R. Bull
Kenneth R. Bull
Interim President and Chief Executive Officer; Chief Operating Officer

Date: December 5, 2024	/s/ Kristy Chipman
Kristy Chipman
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)