Form 10-K
period 2025-02-01
FIVE BELOW, INC
filed 2025-03-20
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2025

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

As of August 2, 2024, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common stock (based upon the last reported sales price on The Nasdaq Global Select Market) held by non-affiliates of the registrant was approximately 3,742,264,723.
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 19, 2025 was 55,049,358.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2025 Annual Meeting of Shareholders (hereinafter referred to as the “Proxy Statement”) are incorporated by reference into Part III of this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or present facts or conditions, such as statements regarding our industry, business strategy, goals and expectations concerning our market position, future operations or results of operations, prospects and strategies for future growth, the introduction of new merchandise, the implementation of our marketing and branding strategies, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. Investors can identify these statements by the fact that they use words such as "anticipate," "assume,” "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "future, "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," and similar terms and phrases, or the negative of these terms or other comparable terminology.

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
•the direct and indirect impact of current and potential tariffs imposed, threatened, and proposed by the United States on foreign imports, including, without limitation, the tariffs themselves, any counter-measures thereto and any indirect effects on consumer discretionary spending, which could increase the cost to us of certain products, lower our margins, increase our import related expenses, and reduce consumer spending for discretionary items, each of which could have a material adverse effect on our business, financial condition and results of future operations;
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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2025" or "fiscal 2025" refer to the period from February 2, 2025 to January 31, 2026, which consists of a 52-week fiscal year. References to "fiscal year 2024" or "fiscal 2024" refer to the period from February 4, 2024 to February 1, 2025, which consists of a 52-week fiscal year. References to "fiscal year 2023" or "fiscal 2023" refer to the period from January 29, 2023 to February 3, 2024, which consists of a 53-week fiscal year. References to "fiscal year 2022" or "fiscal 2022" refer to the period from January 30, 2022 to January 28, 2023, which consists of a 52-week fiscal year. References to "fiscal year 2021" or "fiscal 2021" refer to the period from January 31, 2021 to January 29, 2022, which consists of a 52-week fiscal year. References to "fiscal year 2020" or "fiscal 2020" refer to the period from February 2, 2020 to January 30, 2021, which consists of a 52-week fiscal year. References to 2025, 2024, 2023, 2022, 2021, and 2020 are to our fiscal years unless otherwise specified.
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
We opened the first Five Below store in the greater Philadelphia area in 2002 and, since then, have been expanding throughout the United States. As of February 1, 2025, we operated a total of 1,771 locations across 44 states. Our new store model assumes a store size of approximately 9,500 square feet and is typically located within power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets. We opened 227 net new stores in fiscal 2024 and we plan to open approximately 150 new stores in fiscal 2025. We believe that we have the opportunity to grow our store base to more than 3,500 locations over time.
We also offer our merchandise on the internet, through our fivebelow.com e-commerce website and mobile app, offering home delivery and the option to buy online and pick up in store. Additionally, we sell our merchandise through on-demand third-party delivery services to enable our customers to shop online and receive convenient delivery. All e-commerce sales, which includes shipping and handling revenue, are included in net sales and are included in comparable sales. Our e-commerce expenses will have components classified as both cost of goods sold and selling, general and administrative expenses (including depreciation and amortization).

We believe that our business model has resulted in strong financial performance when considered in light of the economic environment:
•Our comparable sales decreased by 2.7% in fiscal 2024, increased by 2.8% in fiscal 2023, and decreased by 2.0% in fiscal 2022.
•We expanded our store base from 1,340 stores at the end of fiscal year 2022 to 1,771 stores at the end of fiscal year 2024, representing a compounded annual growth rate of 15.0%.
•Between fiscal 2022 and 2024, our net sales increased from $3.1 billion to $3.9 billion, representing a compounded annual growth rate of 12.3%. Over the same period, our operating income decreased from $345.0 million to $323.8 million.

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

•Powerful and Consistent Store Economics.    We have a proven store model that generates strong cash flow, consistent store-level financial results and a high-level return on investment. Our stores have been successful in varying geographic regions, population densities and real estate settings and our new stores have achieved average payback periods of approximately one year. We believe our robust store model, reinforced by our rigorous site selection process and in-store execution, drives the strength and consistency of our comparable sales and financial results across all geographic regions and store-year classes.

•Highly Experienced and Passionate Senior Management Team with Proven Track Record.    Our senior management team, led by Winnie Park, our President and Chief Executive Officer, has extensive retail experience across a broad range of disciplines, including merchandising, real estate, finance, store operations, digital, supply chain management and information technology. Our management team drives our operating philosophy, which is based on a relentless focus on providing high-quality merchandise at exceptional value and a superior shopping experience utilizing a disciplined, low-cost operating and sourcing structure. We believe our management team is integral to our success and has positioned us well for long-term growth.
Growth Strategy
We believe we can grow our net sales and earnings by executing on the following strategies:

•Grow Our Store Base.    We believe there is significant opportunity to expand our store base throughout the United States from 1,771 locations as of February 1, 2025 to more than 3,500 locations within the United States over time. Based upon our strategy of store densification, we expect most of our near-term growth will occur within our existing markets, as well as new markets. This strategy allows us to benefit from enhanced brand awareness and achieve operational efficiencies. We opened 204 net new stores in fiscal 2023 and 227 net new stores in fiscal 2024, and we plan to open approximately 150 new stores in fiscal 2025. Our new store model assumes approximately 9,500 square feet and is primarily in-line locations within power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets. We have a talented and disciplined real estate management team and a rigorous real estate site selection process. We analyze the demographics of the surrounding trade areas and the performance of adjacent retailers, as well as traffic and specific site characteristics and other variables. As of February 1, 2025, we have executed lease agreements for the opening of 77 new stores in fiscal 2025.

•Drive Comparable Sales.    We expect to generate positive comparable sales growth by continuing to hone and refine our dynamic merchandising offering and differentiated in-store shopping experience. We intend to increase our brand awareness through cost-effective marketing efforts and enthusiastic customer engagement. We believe that executing on these strategies will increase the frequency of purchases by our existing customers and attract new customers to our stores.

•Increase Brand Awareness.    We have a cost-effective marketing strategy designed to promote brand awareness and drive store and website traffic. Our strategy predominantly includes the use of digital marketing, streaming video, seasonal campaigns, philanthropic and local community marketing to support existing and new market entries. We leverage our growing e-mail database, mobile website, mobile app and social media presence to drive brand engagement and increased store visits within existing and new markets. We believe that our digital experience is an extension of our brand and retail stores, serving as a marketing and customer engagement tool for us. Our digital experience allows us to continue to build brand awareness, grow online sales and expand our customer base.

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
Our History
The Company was incorporated in Pennsylvania in January 2002 under the name of Cheap Holdings, Inc. by David Schlessinger and Thomas Vellios, who recognized a market need for a fun and affordable shopping destination aimed at our target customer. We changed our name to Five Below, Inc. in August 2002. In December 2024, Winnie Park joined the Five Below as President and Chief Executive Officer.

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
Product Mix
We organize the merchandise in our stores into the following category worlds:

•Style: Consists primarily of apparel, accessories, and beauty products. We offer an assortment of trend-right socks, jewelry, hair accessories, cozy loungewear, and “snarky” t-shirts. Our style offering also includes an assortment of beauty products such as personal care essentials, skincare, fragrance, and branded cosmetics.

•Room: Consists of items used to complete and personalize our customer’s living space, including trendy lamps, posters, frames, fleece blankets, plush items, pillows, candles, incense, lighting, novelty décor, accent furniture and related items. We also offer storage options for the customer’s room.

•Sports: Consists of an assortment of sport balls, team sports merchandise and fitness accessories, including hand weights, jump ropes and gym balls. We also offer a variety of games, including name brand board games, puzzles, collectibles, and toys including remote control. In the summer season, our sports offering also includes pool, beach and outdoor toys, games, and accessories.

•Tech: Consists of a selection of accessories for cell phones, tablets, audio, computers, and automobiles. The offering includes cases, chargers, cables, headphones, and other related items. We also carry a range of affordable products for audio, gaming, and gadgets.

•Create: We offer an assortment of craft activity kits, as well as arts and crafts supplies such as crayons, markers, and stickers. We also offer trend-right items for school such as backpacks, fashion notebooks and journals, novelty pens and pencils, locker accessories as well as everyday name brand items.

•Party: Consists of party goods, decorations, gag gifts and greeting cards, as well as every day and special occasion merchandise.

•Candy: Consists of branded items that appeal to tweens and teens. This category includes an assortment of classic and novelty candy bars and movie-size box candy, seasonal-related candy as well as gum and snack food. We also sell chilled drinks via coolers.

•New & Now: Consists of seasonally specific items used to celebrate and decorate for events such as Christmas, Easter, Halloween, and St. Patrick’s Day. These products are most often placed at the front of the store.

Set forth below is data for the following groups of products – leisure, fashion and home, and snack and seasonal. The percentage of net sales represented by each product group for each of the last three fiscal years was as follows:

	Percentage of Net Sales
	2024	2023	2022
Leisure	44.3%	46.2%	47.6%
Fashion and home	30.2%	29.3%	29.2%
Snack and seasonal	25.5%	24.5%	23.2%
Total	100.0%	100.0%	100.0%
Leisure includes items such as sporting goods, games, toys, tech, books, electronic accessories, arts and crafts, and party. Fashion and home include items such as personal accessories, “attitude” t-shirts, beauty offerings, home goods and storage options. Snack and seasonal include items such as seasonal goods, greeting cards, candy and other snacks, and beverages.
Our Stores
As of February 1, 2025, we operated 1,771 stores throughout the United States. Our new store model assumes a store size of approximately 9,500 square feet. Our stores are primarily located in power, community, and lifestyle shopping centers; approximately 4% of our stores are located in malls. The following map shows the number of stores in each of the states in which we operated and the locations of our shipcenters as of February 1, 2025.

4
25
31
58
4
1
8
35
6
27
116
3
1
15
95
61
6
50
1
12
14
18
29
36
73
79
10
53
138
15
42
31
46
47
23
39
6
13
28
18
34
54
172
24
170
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
Each of our category worlds is strategically located within our stores in an effort to enhance the customer’s shopping experience. For example, our New & Now offerings are located in the front of the store with the goal of catching customers’ attention and being “top of mind,” and specially featured extreme value items and other key items that are positioned along the center aisle. Impulse items and “dollar value” items surround the checkout areas to capture add-on purchases.
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
We select store sites for new store openings based upon certain criteria including minimum population density requirements, availability of attractive lease terms, sufficient space and strong positioning within a center. Our real estate team spends considerable time evaluating prospective sites before bringing a proposal to our real estate committee. Our real estate committee, which is composed of senior management including many of our executive officers, reviews and approves all of our locations before a lease is signed.
We believe there is a significant opportunity to expand our store base in the United States. We opened 227 net new stores in fiscal 2024 and we plan to open approximately 150 new stores in fiscal 2025 through expansion in existing markets and by entering new markets. We maintain a pipeline of real estate sites that have been approved by our real estate committee and have executed 77 leases as of February 1, 2025 for new stores in fiscal 2025. The actual number, location, and timing of new store openings in 2025 will depend on a number of factors, such as retail trends, competition, the general economic environment, and our ability to hire and retain new store managers and crew. Our recent store growth is summarized in the following table:

Period	Stores at Start of Period	Stores Opened	Stores Closed	Net Store Increase	Stores at End of Period
Fiscal 2022	1,190	150	—	150	1,340
Fiscal 2023	1,340	205	1	204	1,544
Fiscal 2024	1,544	228	1	227	1,771
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

Our store growth is supported by our new store economics, which we believe to be compelling. Our new store model assumes a store size of approximately 9,500 square feet that achieves sales of approximately $2 million in the first full year of operation and an average new store cash investment of approximately $0.4 million, including our store build-out (net of tenant allowances), inventory (net of payables) and cash pre-opening expenses. Our new store model targets an average payback period of approximately one year on our initial investment.
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
Merchandising
Our merchandising team consists of a Senior Vice President of Merchandising, Product Design and Development, who reports directly to our Chief Executive Officer, and is supported by an extensive team of merchandising crew. Our merchandising team works directly with our product development team and our central planning and allocation group to ensure a consistent delivery of products across our store base. Our Senior Vice President of Merchandising, Product Design and Development has over 25 years of experience within the retail sector. Our product development team works directly with our merchandising group to identify new and improved products through international sourcing and has significant experience within the retail sector.
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
We work with approximately 1,000 vendors, with no single vendor representing more than 5% of our purchases in fiscal 2024. We sourced approximately 60% of our purchases from domestic vendors in fiscal 2024. We typically have no long-term supply agreements or exclusive arrangements with our vendors.

Distribution and Fulfillment
We distribute approximately 85% of our merchandise for our retail stores from our approximately 1,200,000 square foot shipcenter in Buckeye, Arizona, our approximately 1,100,000 square foot shipcenter in Forsyth, Georgia, our approximately 1,030,000 square foot shipcenter in Indianapolis, Indiana, our approximately 1,000,000 square foot shipcenter in Pedricktown, New Jersey, and our approximately 860,000 square foot shipcenter in Conroe, Texas, with the remaining merchandise shipped directly from the vendor to our stores. We realize cost savings by working with our vendors to streamline and reduce packaging to diminish shipping costs.
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
In March 2019, we completed the purchase of an approximately 700,000 square foot shipcenter in Forsyth, Georgia. The total amount paid for the land and building was approximately $42 million. We began operating the shipcenter in April 2019 and expanded to approximately 1,100,000 square feet in the first half of 2024. The total construction cost of the expansion was approximately $21 million.
In August 2019, we acquired land in Conroe, Texas, to build an approximately 860,000 square foot shipcenter. The total amount paid for the land and building was approximately $56 million. We began operating the shipcenter in July 2020.
In July 2020, we acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot shipcenter. The total amount paid for the land and building was approximately $65 million. We began operating the shipcenter in August 2021 and expanded to approximately 1,200,000 square feet in the second half of 2024. The total construction cost of the expansion was approximately $26 million.
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
Marketing and Advertising
Our cost-effective marketing strategy is designed to promote brand awareness, enhance customer engagement, and drive store and website traffic with our target demographic, as well as other value-oriented customers. Our marketing efforts focus on promoting our unique experience whether in-store, online, or through our mobile app. Our strategy includes highlighting our brand, exceptional value and quality proposition predominantly through the use of digital advertising, influencer partnerships, seasonal campaigns, and local marketing efforts to maximize our reach and growth objectives. Additionally, we rely on the strong visibility and the presence of our store locations, email messaging and philanthropic community fundraising to promote and further our brand image and awareness to drive traffic. Our digital experience, anchored by our mobile e-commerce website, mobile app and social media presence is growing rapidly as we utilize Instagram, TikTok and Facebook to engage our customers with compelling digital content on a frequent basis.
Our marketing team, which reports into our Chief Executive Officer, works with our merchandising team to develop novel and dynamic techniques to display our products, including distinctive merchandise fixtures and colorful and stimulating signage, which attract customers, encourage hands-on interaction with our quality products and convey our value pricing.
For new store openings, we seek to create community awareness and consumer excitement predominantly through digital advertising, public relations, community outreach and events promoting the grand opening. We also aim to execute multiple store openings in a given new market on the same day in order to leverage marketing efforts to produce maximum impact.
In addition to our marketing and advertising efforts described above, we also maintain an e-commerce website (www.fivebelow.com). We use both our website and social media channels to highlight our featured products, value/quality proposition, store locations, employment opportunities, and grand openings.

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

•Wow Our Customers
•Unleash Your Passion
•Hold the Penny Hostage
•Achieve the Impossible
•Work Hard, Have Fun and Build a Career

Crew
As of February 1, 2025, we employed approximately 7,300 full-time and 15,900 part-time crew. Of our total crew, approximately 600 were corporate, approximately 1,000 were based at our shipcenters in Pedricktown, New Jersey, Forsyth, Georgia, Conroe, Texas, Buckeye, Arizona, and Indianapolis, Indiana and approximately 21,500 were store crew located in 44 states throughout the United States. The number of part-time crew fluctuates depending on seasonal needs. None of our crew belong to a union or are party to any collective bargaining or similar agreement.

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
In 2024 a large percentage of our crew participated in the survey, and the results demonstrated that our overall engagement levels continue to outperform the Gallup Retail Industry Company Database Levels in the United States.

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
Our financial performance could be adversely impacted by inflation, which is subject to market conditions. Inflationary pressures on the products we sell could impact our net sales and earnings. If the cost of goods changes as a result of inflation, we may be unable to adjust our retail prices accordingly, which could adversely impact our sales or earnings. During fiscal 2022, we experienced levels of inflation that are higher than we have experienced in recent years, resulting in part from various supply disruptions, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, monetary policy actions, and other disruptions caused by the uncertain economic environment. While we have been able to mitigate this impact to date through our pricing strategies, we are unable to predict how long the current inflationary environment will continue or the impact of inflationary trends on consumer behavior and our sales and profitability in the future. Additionally, commodities can be subject to availability constraints and price volatility caused by weather, supply conditions, political instability, government regulations, tariffs, energy prices, recession risks and potential effects, general economic conditions and other unpredictable factors. Changes in commodity prices could also negatively impact our sales and earnings if our competitors react more aggressively.
We may not be able to successfully implement our growth strategy on a timely basis or at all, which could harm our growth and results of operations.
Our growth is dependent on our ability to open profitable new stores. We believe we have an opportunity to continue to grow our store base from 1,771 stores in 44 states as of February 1, 2025 to more than 3,500 locations over time.
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
A significant majority of our merchandise is manufactured outside of the United States, with China as the single largest source of merchandise we import and source from domestic vendors. Changes in the prices and flow of the goods we import and source from domestic vendors, for any reason could have an adverse impact on our operations. The United States and other countries have occasionally proposed and enacted protectionist trade policies, which may result in changes in tariff structures and trade policies and restrictions that could increase the cost or reduce the availability of certain merchandise. The trade issues between the United States and China and other countries may continue to be volatile and difficult to predict or forecast.
In particular, recent U.S. tariffs imposed or threatened to be imposed on China, Mexico, Canada, and other countries and any retaliatory actions taken by such countries could result in lower gross margins on impacted products, unless we are able to successfully take any one or more of the following mitigating actions: negotiate lower product costs with our vendors, purchase products produced in countries with no or lower tariffs or transition away from domestic vendors who source from China or other tariff impacted countries, increase our prices, or alter or cease offering certain products. Any increase in pricing, alteration of products or reduced product offering could reduce the competitiveness of our products, particularly if our competitors do not keep pace with any such changes or are able to offset the impact of tariffs through other actions. Furthermore, in response to the recent tariffs announced by the United States, China and other countries have imposed or proposed additional tariffs on certain exports from the United States. These and any other retaliatory countermeasures imposed by countries subject to such tariffs, such as China, could increase our, or our vendors’, import expenses. Additionally, even if the products we import are not directly impacted by additional tariffs, the imposition of such additional tariffs on goods imported into the United States could cause increased prices for consumer goods in general, which could have a negative impact on consumer spending for discretionary items reducing demand for our products. These direct and indirect impacts of increased tariffs or trade restrictions implemented by the United States, both individually and cumulatively, could have a material adverse effect on our business, financial condition and results of future operations.
In addition, our ability to conduct business could be significantly impacted if the United States materially modifies or withdraws from its existing trade agreements. Any of these or other measures, if ultimately enacted, or events relating to the manufacturers of our merchandise and the countries in which they are located, some or all of which are beyond our control, could adversely affect our ability to access suitable merchandise on acceptable terms, negatively impact our operations, increase costs and lower our margins. Such events or circumstances include, but are not limited to:
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
We, like many retailers, are and may in the future be subject to increasing operational costs, including escalating product costs, the imposition of tariffs on imported goods, and higher wage and benefits costs in response to legislative requirements and competitive pressures. From time to time, we may implement price increases (including beyond $5 per item) in an effort to mitigate some or all of the risks of operational cost increases. We can offer no assurances that price increases will be accepted by our customers, or that price increases will be sufficient to offset the impact of future cost increases. In addition, any increase in our prices may cause our unit sales to decline and could undermine our positioning as an extreme value retailer making us less attractive to our customers and less competitive in the marketplace. Accordingly, such factors could have a material adverse effect on our business, financial condition and results of future operations.
Our sales depend on a volume of traffic to our stores, and a reduction in traffic to, or the closing of, anchor tenants and other destination retailers in the shopping centers in which our stores are located could significantly reduce our sales and leave us with excess inventory.
Most of our stores are located in power, community and lifestyle shopping centers that benefit from the ability of “anchor” retail tenants, generally big box stores, and other destination retailers and attractions to generate sufficient levels of consumer traffic in the vicinity of our stores. Any decline in the volume of consumer traffic at shopping centers, whether because of consumer preferences to shop on the internet or at large warehouse stores, recession risks and potential effects, an economic slowdown, a decline in the popularity of shopping centers, the closing of anchor stores or other destination retailers or otherwise, could result in reduced sales at our stores and leave us with excess inventory, which could have a material adverse effect on our financial results or business.

Our new store growth is dependent upon our ability to successfully expand our distribution network capacity, and failure to achieve or sustain these plans could affect our performance adversely.
We maintain shipcenters in Pedricktown, New Jersey, Forsyth, Georgia, Conroe, Texas, Buckeye, Arizona, Indianapolis and Indiana. We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional shipcenters. In March 2019, we completed the purchase of an approximately 700,000 square foot shipcenter in Forsyth, Georgia, which we began operating in April 2019, and expanded to approximately 1,100,000 square feet in the first half of 2024. In August 2019, we acquired land in Conroe, Texas to building an approximately 860,000 square foot shipcenter, which we began operating in July 2020. In July 2020, we acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot shipcenter, which we began operating in August 2021, and expanded to approximately 1,200,000 square feet in the second half of 2024. In March 2021, we acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot shipcenter, which we began operating in June 2022. As a result of the significant expansion of our network of distribution facilities over the last several years, including the opening of our Indianapolis, Indiana shipcenter in June 2022, we ceased operations at our shipcenters in Olive Branch, Mississippi and Cincinnati, Ohio in the first half of fiscal 2022 as well as the e-commerce operations in our Pedricktown, New Jersey shipcenter in the first half of fiscal 2023. Delays in opening the planned new shipcenters could adversely affect our future operations by slowing store growth, which could in turn reduce sales growth. In addition, any distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as: shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of future projects, including opening the planned new shipcenters could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that any project will be completed on time or within established budgets.
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
Because most of our products are distributed from our shipcenters, the unexpected loss of any one of our shipcenters, due to natural disaster or otherwise, would materially affect our operations. We also rely upon independent third-party transportation to provide goods to our stores in a timely and cost-effective manner, through deliveries to our shipcenters from vendors and then from the shipcenters or direct ship vendors to our stores. Our use of outside delivery services for shipments is subject to risks outside of our control and any disruption, unanticipated expense or operational failure related to this process could affect store operations negatively. Unexpected delivery delays or increases in transportation costs (including through increased fuel costs or a decrease in transportation capacity for overseas shipments or resulting from labor shortages or work stoppages) could significantly decrease our ability to generate sales and earn profits. If we change shipping companies, we could face logistical difficulties that could adversely impact deliveries, and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from the independent third-party transportation providers we currently use, which would increase our costs. Additionally, long-term disruptions to the United States and international transportation infrastructure from wars, political unrest, terrorism, natural disasters, governmental budget constraints and other significant events that could lead to delays or interruptions of service could adversely affect our business. As we seek to expand our operation through the implementation of our online retail capabilities, we may face increased or unexpected demands on shipcenter operations, as well as new demands on our distribution network.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Moreover, our proprietary, confidential, and/or sensitive information could be leaked, disclosed, or revealed as a result of or in connection with the use of generative artificial intelligence technologies.
Even if we are not targeted directly, cyberattacks on the U.S. government, financial markets, financial institutions, or other businesses, including our vendors, software creators, cloud providers, cybersecurity service providers, and other third parties with whom we work, may occur, and such events could disrupt our normal business operations and networks in the future.
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
Our future success depends to a significant degree on the skills, experience and efforts of our executive officers, senior management, district, store, and shipcenter managers, and other key personnel, including Winnie Park, our President and Chief Executive Officer. The loss of the services of any of our executive officers, senior management, district, store, and shipcenter managers, or other key personnel could have an adverse effect on our operations. Competition for skilled and experienced management in the retail industry is intense, and our future success will also depend on our ability to attract, retain and motivate qualified personnel, as a failure to attract these key personnel could have an adverse effect on our operations. We do not currently maintain key person life insurance policies with respect to our executive officers or key personnel.
Our profitability and cash flows from operations may be negatively affected if we are not successful in managing our inventory balances and inventory shrinkage.
Our inventory balance represented approximately 15% of our total assets as of February 1, 2025. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, or if our expectations about customer spending levels are inaccurate, we may have to take unanticipated markdowns to dispose of excess inventory, which also can adversely impact our financial results. We have historically experienced loss of inventory (also called “inventory shrink”, “shrink”, or "shrinkage") due to damage, theft, and other causes and have recently seen inventory shrink reach higher than historic levels. Although we are making every effort to minimize inventory shrinkage, we cannot assure you that incidences of inventory loss and theft will decrease in the future, or that the measures we are taking will effectively address the problem. We continue to focus on ways to reduce these risks, but we cannot assure you that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our profitability and cash flows from operations may be negatively affected.

Our business requires that we lease substantial amounts of space and there can be no assurance that we will be able to continue to lease space on terms as favorable as the leases negotiated in the past.
Currently, we lease all of our store locations, as well as our corporate headquarters and distribution facility in Pedricktown, New Jersey (and own our shipcenters in Forsyth, Georgia, Conroe, Texas, Buckeye, Arizona and Indianapolis, Indiana). As a result of the significant expansion of our network of distribution facilities over the last several years, including the opening of our Indianapolis, Indiana shipcenter in June 2022, we ceased operations at our shipcenters in Olive Branch, Mississippi and Cincinnati, Ohio in the first half of fiscal 2022. Our stores are leased from third parties, with typical initial lease terms of ten years. Many of our lease agreements also have additional five-year renewal options. Historically, we have been able to negotiate terms that fit within our economic model and that we believe are favorable; however, there is no guarantee that we will be able to continue to negotiate such terms. Consolidation in the commercial retail real estate market could affect our ability to successfully negotiate favorable rental terms for our stores in the future. Should significant consolidation occur, a large proportion of our store base could be concentrated with one or a few landlords that would then be in a position to dictate unfavorable terms to us due to their significant negotiating leverage. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. Increases in our occupancy costs and difficulty in identifying economically suitable new store locations could have significant negative consequences, which include:
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
Our business is seasonal, with the highest percentage of sales (approximately 40% of total annual sales over the last two fiscal years) occurring during the fourth fiscal quarter (November, December and January), which includes the year-end holiday season. This increased percentage of net sales has historically resulted in the highest percentages of net income during the fourth fiscal quarter. We purchase substantial amounts of inventory in the end of the third fiscal quarter (October) and beginning of the fourth fiscal quarter (November and December) and incur higher shipping costs and higher payroll costs in anticipation of the increased sales activity during these time periods. Adverse events, such as inclement or unusual weather, deteriorating economic conditions, recession risks and potential effects, higher unemployment, increased wage rates, higher gas prices or public transportation disruptions, could result in lower-than-planned sales during the holiday season which may lead to unanticipated markdowns. Since we rely on third parties for transportation and use third-party warehouses when we build up inventory, a number of these factors are outside of our control. Our holiday sales are also materially impacted by the length of the holiday selling season. In years where the selling season is shorter than typical due to the timing of the major holidays, our retail sales could be negatively impacted. In addition, the occurrence of any other operational disruptions during a shorter holiday period could have a heightened negative impact. An unsuccessful fourth quarter, or holiday season, will have a substantial negative impact on our financial condition and results of operations for the entire fiscal year.
We may not be successful in our continued expansion into online retail and if we are successful, we will face new risks and challenges, which could adversely affect our results of operations.
We sell merchandise on the internet, through our fivebelow.com e-commerce website and mobile app. Our ability to successfully execute a further expansion of our e-commerce strategy may suffer if we are unable to sell and fulfill our products in a cost-efficient manner.

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
We are continuing to expand, upgrade and develop our information technology capabilities, including, most recently, with the implementation of a new core-enterprise resource planning system (or "ERP"), Oracle Fusion, in fiscal 2024 for use in fiscal 2025, the implementation of a new enterprise wide human capital management system, Workday, in 2021, the implementation of our Retail Merchandising System in fiscal 2020, and the launch of our e-commerce website in fiscal 2020. If we are unable to successfully continue upgrading or expanding our technological capabilities to support our growth, we may not be able to take advantage of market opportunities, manage our costs and transactional data effectively, satisfy customer requirements, execute our business plan or respond to competitive pressures. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, or with maintenance or adequate support of existing systems, could also disrupt or reduce the efficiency of our operations.
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

Further, recent global events have adversely affected and are continuing to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, increased market volatility, and recession risks. Military conflicts and wars (such as the ongoing conflicts between Russia and Ukraine, Israel and Hamas, and the Red Sea crisis and its impact on shipping and logistics), terrorist attacks, instability in Venezuela, other geopolitical events, high inflation, increasing interest rates, bank failures and associated financial instability and crises, and supply chain issues can cause exacerbated volatility and disruptions to various aspects of the global economy. The uncertain nature, magnitude, and duration of hostilities stemming from such conflicts, including the potential effects of sanctions and countersanctions, or retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations.
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
If we are unable to enforce our intellectual property rights, if we are accused of infringing a third-party’s intellectual property rights, or if the merchandise we purchase from brand partners is alleged to have infringed a third-party’s intellectual property rights, our business or results of operations may be adversely affected.
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

Additionally, third parties may assert claims against us alleging infringement, misappropriation or other violations of their intellectual property or other proprietary rights, whether or not the claims have merit. Such claims could be time consuming and expensive to defend, may divert management’s attention and resources, and could harm our brand image. Defending against any such claims could have an adverse effect on our business or results of operations and cause us to incur significant litigation costs and expenses. In addition, resolution of such claims may require us to pay substantial damages with respect to past sales and to cease using the relevant intellectual property or other rights and to cease selling the allegedly infringing products, which in turn would result in our loss of the revenues and profits associated with the ongoing sale of such products, which could have a material adverse effect on our financial results. Alternatively, with respect to any third-party intellectual property that we use or wish to use in our business (whether or not asserted against us in litigation), we could be required to license the applicable intellectual property rights from third parties, and we may not be able to enter into licensing or other arrangements with the owner of such intellectual property at a reasonable cost or on reasonable terms.
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
We may be subject to product liability claims from customers or actions brought or penalties assessed by government agencies relating to products, including food products or over-the-counter drug products that are recalled, mislabeled, expired, defective or otherwise alleged to be harmful. Such claims may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling and transportation phases. All of our vendors and their products are contractually required to comply with applicable product and food safety laws. We generally seek contractual indemnification and insurance coverage from our vendors. However, if we do not have adequate contractual indemnification and/or insurance available, such claims could have a material adverse effect on our business, financial condition and results of operations. Our ability to obtain indemnification from foreign vendors may be hindered by the manufacturers’ lack of understanding of U.S., state-specific or local product liability or other laws, which may make it more likely that we be required to respond to claims or complaints from customers as if we were the manufacturer of the products. Even with adequate insurance and indemnification, such claims could significantly damage our reputation and consumer confidence in our products. Our litigation expenses could increase as well, which also could have a materially negative impact on our results of operations even if a product liability claim is unsuccessful or is not fully pursued. Furthermore, if our vendors are unable or unwilling to recall products failing to meet standards, we may be required to recall those products at a substantial cost to us.
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
•conditions or trends affecting our industry or the economy generally, including, without limitation, recession risks and potential effects and the systemic failure of the banking system in the United States or globally;
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
Our Board of Directors has the authority, without action or vote of our shareholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, shares issuable upon the vesting of restricted stock units or performance-based restricted stock units, shares that may be issued to satisfy our obligations under our equity incentive plan or shares of our authorized but unissued preferred stock. As of February 1, 2025, 3.2 million stock options, restricted shares, or restricted stock units were available for grant under our equity incentive plan, and 0.6 million shares of our common stock are issuable upon the exercise of options outstanding, the vesting of restricted stock units and the vesting of performance-based restricted stock units under that plan. Exercises of these options or issuances of common stock or preferred stock could reduce your influence over matters on which our shareholders vote and, in the case of issuances of preferred stock, likely could result in your interest in us being subject to the prior rights of holders of that preferred stock.
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
Certain provisions of our amended and restated articles of incorporation and amended and restated bylaws and applicable provisions of Pennsylvania law may make it more difficult or impossible for a third-party to acquire control of us or effect a change in our Board of Directors and management.
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
In addition, anti-takeover provisions in Pennsylvania law could make it more difficult for a third-party to acquire control of us. These provisions could adversely affect the market price of our common stock and could reduce the amount that shareholders might receive if we are sold. For example, Pennsylvania law may restrict a third-party's ability to obtain control of us and may prevent shareholders from receiving a premium for their shares of our common stock. Pennsylvania law also provides that our shareholders are not entitled by statute to propose amendments to our amended and restated articles of incorporation.
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
We require the crew and temporary staffing to complete annual training on information security, including cybersecurity, global data privacy requirements and compliance measures.
We have implemented a third-party service provider risk assessment program to assess material cyber threats associated with using third-party providers. This program is designed to assess risk prior to the onboarding of new providers as well as to review high risk and medium risk providers on an annual basis.
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
Management assesses and considers cybersecurity risks through its enterprise risk management program, consultation with external advisors, as well as through discussions with our CIO and CISO. We have an experienced and dedicated CISO with over 25 years of Information Technology experience in retail for several globally recognized brands, with the majority of their career focused on all aspects of cybersecurity from delivery to operations including incident response. The CISO holds a Master’s Degree in Information Technology, has attained the professional certifications of Chief Information Security Manager and National Association of Corporate Directors, and actively participates in the cybersecurity industry through advisory boards and forums that promote peer to peer collaboration.
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
In fiscal 2015, we opened a shipcenter in Pedricktown, New Jersey. We currently occupy approximately 1,000,000 square feet at this shipcenter, having expanded from 800,000 square feet in September 2018 and it is leased under a lease agreement expiring in 2025 with options to renew for three successive five-year periods. In March 2019, we completed the purchase of an approximately 700,000 square foot shipcenter in Forsyth, Georgia for approximately $42 million, for the land and building. We began operating the shipcenter in April 2019 and expanded to approximately 1,100,000 square feet in the first half of 2024. The total construction cost of the expansion was approximately $21 million. In August 2019, we acquired land in Conroe, Texas, to build an approximately 860,000 square foot shipcenter for approximately $56 million, for the land and building. We began operating the shipcenter in July 2020. In July 2020, we acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot shipcenter for approximately $65 million, for the land and building. We began operating the shipcenter in August 2021 and expanded to approximately 1,200,000 square feet in the second half of 2024. The total construction cost of the expansion was approximately $26 million. In March 2021, we acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot shipcenter for approximately $60 million, for land and building. We began operating the shipcenter in June 2022. As a result of the significant expansion of our network of distribution facilities over the last several years, including the opening of our Indianapolis, Indiana shipcenter in June 2022, we ceased operations at our shipcenters in Olive Branch, Mississippi and Cincinnati, Ohio in the first half of fiscal 2022 as well as the e-commerce operations in our Pedricktown, New Jersey shipcenter in the first half of fiscal 2023.
At the end of fiscal 2024, there were 1,771 Five Below store locations in 44 states. All of our stores are leased from third parties. These leases typically have ten-year terms with additional five-year renewal options, and many provide us with the option to terminate early under specified conditions. In addition to future minimum lease payments, some of our store leases provide for additional rental payments based on a percentage of net sales if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions.

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

Securities Class Action Proceedings
On August 1, 2024, a putative class action was filed against Five Below, Inc. and a certain former senior officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of the Company's investors who purchased or otherwise acquired our publicly traded securities between March 20, 2024 and July 16, 2024. On September 16, 2024, a similar action was commenced against Five Below, Inc. in the same court on behalf of a class of investors who purchased or otherwise acquired our publicly traded securities between December 1, 2022 and July 16, 2024. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with various public statements made by us. On October 28, 2024, the court entered an order consolidating the actions and appointing lead plaintiff. Lead plaintiff filed its Consolidated Amended Complaint against the Company and one former senior officer and one current senior officer on January 13, 2025. Defendants filed their motion to dismiss the Consolidated Amended Complaint on March 14, 2025. Lead plaintiff’s opposition to defendants’ motion to dismiss is due on or before May 13, 2025, and any reply in support of defendants’ motion to dismiss is due on or before July 11, 2025. The Company intends to vigorously defend against this action, which the Company believes to be without merit. The potential impact of this action, which seeks unspecified damages, attorneys’ fees and expenses, is uncertain.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the Nasdaq Global Select Market under the symbol “FIVE.” On January 31, 2025 (the last trading day of fiscal 2024), the last reported sale price on the Nasdaq Global Select Market of our common stock was $93.78 per share. As of March 11, 2025, we had approximately 138,486 holders of record of our common stock.

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
The following graph compares the cumulative total shareholder return on our common stock from July 19, 2012 (the date our common stock commenced trading on the Nasdaq Global Select Market) through February 1, 2025, with the return on (i) the Nasdaq Global Market Composite Index and (ii) the Nasdaq US Benchmark Retail Index over the same period. This graph assumes an initial investment of $100 and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	1/30/2015	1/29/2016	1/27/2017	2/2/2018	2/1/2019	1/31/2020	1/29/2021	1/28/2022	1/27/2023	2/2/2024	1/31/2025
FIVE BELOW, INC.	$125.70	$132.90	$141.90	$237.50	$470.70	$427.20	$663.13	$599.40	$736.72	$683.43	$353.89
NASDAQ GLOBAL MARKET COMPOSITE INDEX	$156.30	$155.60	$190.90	$244.10	$244.90	$308.50	$440.70	$464.30	$391.84	$526.95	$661.77
NASDAQ US BENCHMARK RETAIL INDEX	$161.50	$168.00	$182.50	$242.80	$251.70	$295.90	$457.96	$479.00	$302.24	$411.13	$551.05

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
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock during the fourth fiscal quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
November 3, 2024 - November 30, 2024	—	$—	—	$60,006,492
December 1, 2024 - January 4, 2025	—	$—	—	$60,006,492
January 5, 2025 - February 1, 2025	—	$—	—	$60,006,492
Fourth Quarter 2024	—	$—	—	$60,006,492

(1) On November 27, 2023, our Board of Directors approved a new share repurchase program for up to $100 million of our common shares through November 27, 2026. In fiscal 2024, the Company repurchased 266,997 shares under this program at an aggregate cost of approximately $40 million or an average price of $149.79 per share. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be repurchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected financial and other data as of and for the periods indicated. The selected financial data for fiscal 2024, 2023 and 2022 and selected consolidated balance sheet data as of February 1, 2025 and February 3, 2024 have been derived from our consolidated financial statements audited by KPMG LLP, our independent registered public accounting firm, included elsewhere in this Annual Report. The selected financial data for fiscal 2021 and fiscal 2020, and the selected balance sheet data as of January 28, 2023, January 29, 2022, and January 30, 2021, have been derived from our audited consolidated financial statements that have not been included in this Annual Report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected financial data in conjunction with the consolidated financial statements and accompanying notes and the information under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.
We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31st of the following year. The reporting periods contained in the following table consist of 53 weeks of operations in fiscal 2023, and 52 weeks of operations in each of fiscal 2024, 2022, 2021, and 2020, respectively.

	Fiscal Year
	2024	2023	2022	2021	2020
	(in millions, except share and per share data)
Consolidated Statements of Operations Data (1):
Net sales	$3,876.5	$3,559.4	$3,076.3	$2,848.4	$1,962.1
Cost of goods sold (exclusive of items shown separately below)	2,523.9	2,285.5	1,980.8	1,817.9	1,309.8
Selling, general and administrative expenses	861.4	757.5	644.8	565.7	428.2
Depreciation and amortization	167.4	130.7	105.6	84.8	69.3
Operating income	323.8	385.6	345.0	379.9	154.8
Interest income (expense) and other income (expense), net	14.8	15.5	2.5	(13.2)	(1.7)
Income before income taxes	338.7	401.1	347.5	366.7	153.1
Income tax expense	85.1	100.0	86.0	87.9	29.7
Net income	$253.6	$301.1	$261.5	$278.8	$123.4
Per Share Data:
Basic income per common share (2)	$4.61	$5.43	$4.71	$4.98	$2.21
Diluted income per common share (2)	$4.60	$5.41	$4.69	$4.95	$2.20
Weighted average shares outstanding:
Basic shares	55,055,064	55,487,252	55,547,267	55,999,713	55,816,508
Diluted shares	55,156,342	55,621,619	55,745,279	56,303,854	56,060,039

	Fiscal Year
	2024	2023	2022	2021	2020
	(in millions, except percentages and total stores data)
Consolidated Statements of Cash Flows Data (1):
Net cash provided by (used in):
Operating activities	$430.6	$499.6	$314.9	$327.9	$366.0
Investing activities	$(232.9)	$(556.3)	$(3.9)	$(465.6)	$(286.9)
Financing activities	$(45.7)	$(95.9)	$(43.6)	$(66.1)	$(12.8)
Other Operating and Financial Data (1):
Total stores at end of period	1,771	1,544	1,340	1,190	1,020
Comparable sales (decrease) increase	(2.7)%	2.8%	(2.0)%	30.3%	(5.5)%
Average net sales per store (3)	$2.3	$2.5	$2.4	$2.5	$2.0
Gross margin (4)	34.9%	35.8%	35.6%	36.2%	33.2%
Capital expenditures	$324.0	$335.1	$252.0	$288.2	$200.2
Consolidated Balance Sheet Data (1):
Cash and cash equivalents	$331.7	$179.7	$332.3	$65.0	$268.8
Short-term investment securities	$197.1	$280.3	$66.8	$277.1	$140.9
Total current assets	$1,351.4	$1,203.5	$1,066.4	$904.7	$755.4
Total assets	$4,339.6	$3,872.0	$3,324.9	$2,880.5	$2,314.8
Total current liabilities	$756.4	$715.9	$602.6	$586.9	$435.7
Total liabilities	$2,531.2	$2,287.1	$1,963.0	$1,760.2	$1,432.9
Total shareholders’ equity	$1,808.3	$1,585.0	$1,361.9	$1,120.3	$881.9
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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2025" or "fiscal 2025" refer to the period from February 2, 2025 to January 31, 2026, which consists of a 52-week fiscal year. References to "fiscal year 2024" or "fiscal 2024" refer to the period from February 4, 2024 to February 1, 2025, which consists of a 52-week fiscal year. References to "fiscal year 2023" or "fiscal 2023" refer to the period from January 29, 2023 to February 3, 2024, which consists of a 53-week fiscal year. References to "fiscal year 2022" or "fiscal 2022" refer to the period from January 30, 2022 to January 28, 2023, which consists of a 52-week fiscal year. References to "fiscal year 2021" or "fiscal 2021" refer to the period from January 31, 2021 to January 29, 2022, which consists of a 52-week fiscal year. References to "fiscal year 2020" or "fiscal 2020" refer to the period from February 2, 2020 to January 30, 2021, which consists of a 52-week fiscal year.
Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiaries as "we," "us," or "our") is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, with most priced at $5 and below, including select brands and licensed merchandise across our category worlds. In fiscal 2019, we rolled out new pricing to our full chain, increasing prices on certain products over $5. Most of our products remain at $5 and below. As of February 1, 2025, we operated 1,771 stores in 44 states.
We also offer our merchandise on the internet, through our fivebelow.com e-commerce website and mobile app, offering home delivery and the option to buy online and pick up in store. Additionally, we sell merchandise through on-demand third-party delivery services to enable our customers to shop online and receive convenient delivery. All e-commerce sales, which includes shipping and handling revenue, are included in net sales and are included in comparable sales. Our e-commerce expenses will have components classified as both cost of goods sold and selling, general and administrative expenses (including depreciation and amortization).
We believe that our business model has resulted in strong financial performance when considered in light of the economic environment. Our comparable sales decreased by 2.7% in fiscal 2024, increased by 2.8% in fiscal 2023, and decreased by 2.0% in fiscal 2022. We expanded our store base from 1,340 stores at the end of fiscal 2022 to 1,771 stores at the end of fiscal 2024 and we plan to open approximately 150 new stores in fiscal 2025. Between fiscal 2022 and fiscal 2024, our net sales increased from $3,076.3 million to $3,876.5 million, representing a compounded annual growth rate of 12.3%. Over the same period, our operating income decreased from $345.0 million to $323.8 million.
We expect to continue our strong growth in the future. By offering trend-right merchandise at differentiated price points, our stores have been successful in varying geographic regions, population densities and real estate settings. As of February 1, 2025, we operated stores in 44 states throughout the United States. We are primarily located in power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets with trade areas including at least 100,000 people in the specified market. We continue to believe we have the opportunity to expand our store base in the United States from 1,771 locations as of February 1, 2025 to more than 3,500 locations over time. Our ability to open profitable new stores depends on many factors, including our ability to identify suitable markets and sites; negotiate leases with acceptable terms; achieve brand awareness in the new markets; efficiently source and distribute additional merchandise; and achieve sufficient levels of cash flow and financing to support our expansion.
We have a proven and profitable store model that has produced consistent financial results and returns, and our new stores have achieved average payback period of approximately one year. Our new store model assumes a store size of approximately 9,500 square feet that achieves annual sales of approximately $2 million in the first full year of operation. Our new store model also assumes an average new store investment of approximately $0.4 million. Our new store investment includes our store build-out (net of tenant allowances), inventory (net of payables) and cash pre-opening expenses.

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
We have invested a significant amount of capital in infrastructure and systems necessary to support our future growth and we expect to incur additional capital expenditures to expand, upgrade, and develop our infrastructure and systems in future periods. In fiscal 2024, we invested in a new ERP, Oracle Fusion, which is designed to enhance functionality and provide timely information to our management team related to the operation of the business. In fiscal 2021, we invested in a new enterprise wide human capital management system which is designed to manage our workforce by providing a comprehensive suite of tools for human resources, talent management, payroll, time tracking, benefits administration and workforce planning. In fiscal 2020, we launched our e-commerce website and invested in a new Retail Merchandising System, which is designed to manage, control, and perform seamless execution of day-to-day merchandising activities, including purchasing, distribution, order fulfillment, and financial close. In fiscal 2015, we opened a shipcenter in Pedricktown, New Jersey and currently occupy approximately 1,000,000 square feet, having expanded from 800,000 square feet in September 2018. In fiscal 2016, we signed a 15-year lease for a new corporate headquarters location in Philadelphia, Pennsylvania, and currently occupy approximately 230,000 square feet of office space. In March 2019, we completed the purchase of an approximately 700,000 square foot shipcenter in Forsyth, Georgia for approximately $42 million, and currently occupy approximately 1,100,000 square feet after expanding in the first half of 2024. In August 2019, we acquired land in Conroe, Texas, to build an approximately 860,000 square foot shipcenter for approximately $56 million. In July 2020, we acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot shipcenter for approximately $65 million, and currently occupy approximately 1,200,000 square feet after expanding in the second half of 2024. In March 2021, we acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot shipcenter for approximately $60 million.
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
For stores that are relocated or expanded, the following periods are excluded when calculating comparable sales:
•The period beginning when the closing store receives its last merchandise delivery from one of our shipcenters through:
▪the last day of the fiscal year in which the store was relocated or expanded (for stores that increased significantly in size); or
▪the last day of the fiscal month in which the store re-opens (for all other stores); and
•The period beginning on the first anniversary of the date the store received its last merchandise delivery from one of our shipcenters through the period ending on the first anniversary of the date the store re-opened.
Comparable sales exclude the 53rd week of sales for 53-week fiscal years. In the 52-week fiscal year subsequent to a 53-week fiscal year, we exclude the sales in the non-comparable week from the same-store sales calculation. Due to the 53rd week in fiscal 2023, comparable sales for the year ended February 1, 2025 are reported on a restated calendar basis. Reference to the "restated calendar” is based on using the National Retail Federation's restated calendar comparing similar weeks, which are the fifty-two weeks from February 4, 2024 to February 1, 2025 as compared to the fifty-two weeks from February 5, 2023 to February 3, 2024.
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
The components of our SG&A expenses may not be comparable to those of other retailers. We expect that our SG&A expenses will increase in future periods due to our continuing store growth. Variability in performance-based compensation expense related to our business performance may cause SG&A expenses to be higher or lower than comparable periods. In addition, any increase in future share-based awards, modifications, or forfeitures will impact our share-based compensation expense included in SG&A expenses.
Operating Income
Operating income equals gross profit less SG&A expenses. Operating income excludes interest expense or income, other expense or income, and income tax expense or benefit. We use operating income as an indicator of the productivity of our business and our ability to manage SG&A expenses. Operating margin measures operating income as a percentage of our net sales.

Results of Consolidated Operations
The following tables summarize key components of our results of consolidated operations for the periods indicated, both in dollars and as a percentage of our net sales. Refer to Item 7 "Results of Consolidated Operations" in our Annual Report on Form 10-K for the year ended February 3, 2024 for a comparison of fiscal years 2023 and 2022.

	Fiscal Year
	2024	2023
	(in millions, except percentages and total stores data)
Consolidated Statements of Operations Data (1):
Net sales	$3,876.5	$3,559.4
Cost of goods sold (exclusive of items shown separately below)	2,523.9	2,285.5
Selling, general and administrative expenses	861.4	757.5
Depreciation and amortization	167.4	130.7
Operating income	323.8	385.6
Interest income and other income, net	14.8	15.5
Income before income taxes	338.7	401.1
Income tax expense	85.1	100.0
Net income	$253.6	$301.1
Percentage of Net Sales (1):
Net sales	100.0%	100.0%
Cost of goods sold (exclusive of items shown separately below)	65.1%	64.2%
Selling, general and administrative expenses	22.2%	21.3%
Depreciation and amortization	4.3%	3.7%
Operating income	8.4%	10.8%
Interest income and other income, net	0.4%	0.4%
Income before income taxes	8.7%	11.3%
Income tax expense	2.2%	2.8%
Net income	6.5%	8.5%
Operational Data:
Total stores at end of period	1,771	1,544
Comparable sales (decrease) increase	(2.7)%	2.8%
Average net sales per store (2)	$2.3	$2.5
Gross margin (3)	34.9%	35.8%
(1)Components may not add to total due to rounding.
(2)Only includes stores open before the beginning of the fiscal year.
(3)Gross margin is equal to our net sales less our cost of goods sold as a percentage of our net sales.

Fiscal Year 2024 Compared to Fiscal Year 2023
Net Sales
Net sales increased to $3,876.5 million in fiscal year 2024 from $3,559.4 million in fiscal year 2023, an increase of $317.1 million, or 8.9%. The increase was the result of a non-comparable sales increase of $407.6 million, partially offset by a comparable sales decrease of $90.5 million. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2024, and the number of stores that opened in fiscal 2023 but have not been open for 15 full months.
Comparable sales decreased 2.7%. This decrease resulted from a decrease of approximately 2.7% in the number of transactions.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $2,523.9 million in fiscal year 2024 from $2,285.5 million in fiscal year 2023, an increase of $238.4 million, or 10.4%. The increase in cost of goods sold was primarily the result of an increase in the merchandise costs of goods resulting from an increase in net sales and included the impact of a non-recurring inventory write-off. Also contributing to the increase in costs of goods sold was an increase in store occupancy costs primarily resulting from new store openings.
Gross profit increased to $1,352.7 million in fiscal year 2024 from $1,273.8 million in fiscal year 2023, an increase of $78.9 million, or 6.2%. Gross margin decreased to 34.9% in fiscal year 2024 from 35.8% in fiscal year 2023, a decrease of approximately 90 basis points. The decrease in gross margin was primarily the result of an increase as a percentage of net sales in store occupancy costs, partially offset by a decrease as a percentage of net sales in distribution costs.
Selling, General and Administrative Expenses (including Depreciation and Amortization)
Selling, general and administrative expenses (including depreciation and amortization) increased to $1,028.8 million in fiscal year 2024 from $888.3 million in fiscal year 2023, an increase of $140.5 million, or 15.8%. As a percentage of net sales, selling, general and administrative expenses (including depreciation and amortization) increased approximately 150 basis points to 26.5% in fiscal year 2024 compared to 25.0% in fiscal year 2023. The increase in selling, general and administrative expenses (including depreciation and amortization) was the result of an increase of $126.1 million in store-related expenses primarily to support new store growth. Also contributing to the increase in selling, general and administrative expenses (including depreciation and amortization) was an increase of $14.4 million in corporate-related expenses, which included the impact of retention awards, partially offset by lower compensation expenses and the impact of a non-recurring stock compensation benefit.
Income Tax Expense
Income tax expense decreased to $85.1 million in fiscal year 2024 from $100.0 million in fiscal year 2023, a decrease of $14.9 million, or 14.9%. The decrease in income tax expense was primarily due to a $62.4 million decrease in pre-tax net income and non-deductible expenses, partially offset by discrete items, which includes the impact of share-based accounting.
Our effective tax rate for fiscal year 2024 was 25.1% compared to 24.9% in fiscal year 2023. The increase in our effective tax rate was primarily driven by discrete items, which includes the impact of share-based accounting, partially offset by non-deductible expenses.
Net Income
As a result of the foregoing, net income decreased to $253.6 million in fiscal year 2024 from $301.1 million in fiscal year 2023, a decrease of approximately $47.5 million, or 15.8%.
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

Liquidity and Capital Resources
Overview
Cash capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make cash capital expenditures of approximately $210 million to $230 million in fiscal 2025, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations, cash on-hand, investments and, as needed, borrowings under our Revolving Credit Facility. We expect to incur approximately $120 million of our cash capital expenditure budget in fiscal 2025 to construct and open approximately 150 new stores, with the remainder projected to be spent on our store relocations and remodels, corporate infrastructure and shipcenter facilities.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility, which expires in September 2027, as needed, and we expect that funding to continue. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. As of February 1, 2025, we did not have any direct borrowings under our Revolving Credit Facility and had approximately $225 million available on the line of credit.
On November 27, 2023, our Board of Directors approved a new share repurchase program for up to $100 million of our common stock through November 27, 2026. In fiscal 2024, we purchased 266,997 shares at an aggregate cost of approximately $40.0 million, or average price of $149.79 per share.
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
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Fiscal Year
	2024	2023

Net cash provided by operating activities	$430.6	$499.6
Net cash used in investing activities	(232.9)	(556.3)
Net cash used in financing activities	(45.7)	(95.9)
Net increase (decrease) during period in cash and cash equivalents (1)	$152.0	$(152.6)
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for fiscal 2024 was $430.6 million, a decrease of $69.0 million compared to fiscal 2023. The decrease was primarily due to changes in working capital, a decrease in operating cash flows from store performance and an increase in income taxes paid.

Cash Used in Investing Activities
Net cash used in investing activities for fiscal 2024 was $232.9 million, a decrease of $323.4 million compared to fiscal 2023. The decrease was primarily due an increase in net sales, maturities, and redemptions of investment securities and a decrease in capital expenditures.
Cash Used in Financing Activities
Net cash used in financing activities for fiscal year 2024 was $45.7 million, a decrease of $50.1 million compared to fiscal 2023. The decrease was primarily the result of decreases in the repurchase and retirement of common stock and common shares withheld for taxes.
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

All obligations under the Revolving Credit Facility are guaranteed by 1616 Holdings and secured by substantially all of the assets of the Company and 1616 Holdings. As of February 1, 2025 and February 3, 2024, we were in compliance with the covenants applicable to us under the First Amendment and the Revolving Credit Facility.
As of February 1, 2025 and February 3, 2024, we had approximately $225 million and $216 million, respectively, available in the Revolving Credit Facility.
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
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed for impairment using factors including, but not limited to, our future operating plans and projected cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In the event of a store closure, we will record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Based on the analysis performed, our management believes that there was no impairment of long-lived assets for each of the 2024, 2023 and 2022 fiscal years. The impairment loss analysis requires management to apply judgment and make estimates.
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

Contractual Obligations
The following table summarizes, as of February 1, 2025, our minimum rental commitments under operating lease agreements including assumed extensions, minimum payments for long-term debt and other obligations in future periods:

(In millions)	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$2,401.8	$361.9	$688.6	$589.2	$762.1
Purchase obligations (2)	2.1	2.1	—	—	—
Total	$2,403.9	$364.0	$688.6	$589.2	$762.1

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
From February 2, 2025 to March 20, 2025, we committed to 13 new leases with terms of 10 years that have future minimum lease payments of approximately $24.0 million.
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
As of February 1, 2025, we had approximately $225 million available on the line of credit. The Credit Agreement provides that the interest rate payable on borrowings shall be, at the Company's option, a per annum rate equal to (a) a base rate plus an applicable margin ranging from 0.125% to 0.50% or (b) SOFR plus a margin ranging from 1.12% to 1.50%. Letter of credit fees range from 1.125% to 1.50%. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIVE BELOW, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Five Below, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Five Below, Inc. and subsidiaries (the Company) as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 1, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 1, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 20, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Slow-moving and obsolete inventories at net realizable value
As discussed in Note 1 to the consolidated financial statements, the Company monitors inventory levels in order to identify slow-moving or obsolete merchandise as these factors can indicate a decline in the market value of the inventory on hand. The Company’s inventory balance was $660 million as of February 1, 2025. Inventory cost is reduced to net realizable value when cost exceeds the selling price less the cost of disposal. The market value is subject to the effects of consumer demands, customer preferences, and the broader economy.

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
Philadelphia, Pennsylvania
March 20, 2025

FIVE BELOW, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	February 1, 2025	February 3, 2024
Assets
Current assets:
Cash and cash equivalents	$331,718	$179,749
Short-term investment securities	197,073	280,339
Inventories	659,500	584,627
Prepaid income taxes and tax receivable	4,649	4,834
Prepaid expenses and other current assets	158,427	153,993
Total current assets	1,351,367	1,203,542
Property and equipment, net	1,261,728	1,134,312
Operating lease assets	1,706,542	1,509,416
Long-term investment securities	—	7,791
Other assets	19,937	16,976
	$4,339,574	$3,872,037

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—
Accounts payable	260,343	256,275
Income taxes payable	51,998	41,772
Accrued salaries and wages	19,743	30,028
Other accrued expenses	149,495	146,887
Operating lease liabilities	274,863	240,964
Total current liabilities	756,442	715,926
Other long-term liabilities	8,210	6,826
Deferred income taxes	59,891	66,743
Long-term operating lease liabilities	1,706,704	1,497,586
Total liabilities	2,531,247	2,287,081
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,028,682 and 55,197,875 shares, respectively.	549	551
Additional paid-in capital	152,471	182,709
Retained earnings	1,655,307	1,401,696
Total shareholders’ equity	1,808,327	1,584,956
	$4,339,574	$3,872,037
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Fiscal Year
	2024	2023	2022
Net sales	$3,876,527	$3,559,369	$3,076,308
Cost of goods sold (exclusive of items shown separately below)	2,523,865	2,285,544	1,980,817
Selling, general and administrative expenses	861,398	757,507	644,831
Depreciation and amortization	167,447	130,747	105,617
Operating income	323,817	385,571	345,043
Interest income and other income, net	14,848	15,530	2,491
Income before income taxes	338,665	401,101	347,534
Income tax expense	85,054	99,995	86,006
Net income	$253,611	$301,106	$261,528
Basic income per common share	$4.61	$5.43	$4.71
Diluted income per common share	$4.60	$5.41	$4.69
Weighted average shares outstanding:
Basic shares	55,055,064	55,487,252	55,547,267
Diluted shares	55,156,342	55,621,619	55,745,279
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share and per share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, January 29, 2022	55,662,400	$556	$280,666	$839,062	$1,120,284
Share-based compensation expense	—	—	22,981	—	22,981
Issuance of unrestricted stock awards	3,349	—	523	—	523
Exercise of options to purchase common stock	21,737	—	776	—	776
Vesting of restricted stock units and performance-based restricted stock units	122,349	1	—	—	1
Common shares withheld for taxes	(31,971)	—	(4,981)	—	(4,981)
Repurchase and retirement of common stock	(247,132)	(2)	(40,005)	—	(40,007)
Issuance of common stock to employees under employee stock purchase plan	6,489	—	824	—	824
Net income	—	—	—	261,528	261,528
Balance, January 28, 2023	55,537,221	$555	$260,784	$1,100,590	$1,361,929
Share-based compensation expense	—	—	17,307	—	17,307
Issuance of unrestricted stock awards	2,539	—	473	—	473
Exercise of options to purchase common stock	7,800	—	286	—	286
Vesting of restricted stock units and performance-based restricted stock units	235,460	2	—	—	2
Common shares withheld for taxes	(85,594)	(1)	(16,585)	—	(16,586)
Repurchase and retirement of common stock	(504,369)	(5)	(80,536)	—	(80,541)
Issuance of common stock to employees under employee stock purchase plan	4,818	—	980	—	980
Net income	—	—	—	301,106	301,106
Balance, February 3, 2024	55,197,875	$551	$182,709	$1,401,696	$1,584,956
Share-based compensation expense	—	—	14,939	—	14,939
Issuance of unrestricted stock awards	6,055	—	562	—	562
Exercise of options to purchase common stock	10,126	—	339	—	339
Vesting of restricted stock units and performance-based restricted stock units	108,762	1	—	—	1
Common shares withheld for taxes	(37,047)	—	(6,947)	—	(6,947)
Repurchase and retirement of common stock	(266,997)	(3)	(40,210)	—	(40,213)
Issuance of common stock to employees under employee stock purchase plan	9,908	—	1,079	—	1,079
Net income	—	—	—	253,611	253,611
Balance, February 1, 2025	55,028,682	$549	$152,471	$1,655,307	$1,808,327
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year
	2024	2023	2022
Operating activities:
Net income	$253,611	$301,106	$261,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,447	130,747	105,617
Share-based compensation expense	15,589	17,859	23,583
Deferred income tax expense	(6,852)	7,592	22,995
Other non-cash expenses	1,312	351	409
Changes in operating assets and liabilities:
Inventories	(74,873)	(56,907)	(72,616)
Prepaid income taxes and tax receivable	185	4,064	2,427
Prepaid expenses and other assets	(7,539)	(26,651)	(39,379)
Accounts payable	9,464	35,133	24,891
Income taxes payable	10,226	21,844	(8,168)
Accrued salaries and wages	(10,285)	4,608	(28,119)
Operating leases	45,891	51,515	30,022
Other accrued expenses	26,472	8,358	(8,264)
Net cash provided by operating activities	430,648	499,619	314,926
Investing activities:
Purchases of investment securities and other investments	(192,918)	(416,649)	(56,459)
Sales, maturities, and redemptions of investment securities	283,974	195,364	304,473
Capital expenditures	(323,994)	(335,050)	(251,954)
Net cash used in investing activities	(232,938)	(556,335)	(3,940)
Financing activities:
Cash paid for Revolving Credit Facility financing costs	—	—	(248)
Net proceeds from issuance of common stock	1,079	980	824
Repurchase and retirement of common stock	(40,213)	(80,541)	(40,007)
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	340	288	777
Common shares withheld for taxes	(6,947)	(16,586)	(4,981)
Net cash used in financing activities	(45,741)	(95,859)	(43,635)
Net increase (decrease) in cash and cash equivalents	151,969	(152,575)	267,351
Cash and cash equivalents at beginning of year	179,749	332,324	64,973
Cash and cash equivalents at end of year	$331,718	$179,749	$332,324
Supplemental disclosures of cash flow information:
Interest paid	$420	$496	$537
Income taxes paid	$81,656	$68,277	$75,561
Non-cash investing activities
(Decrease) increase in accounts payable and accrued purchases of property and equipment	$(27,963)	$4,686	$1,634
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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of February 1, 2025, operated in 44 states excluding Alaska, Hawaii, Idaho, Montana, Oregon, and Washington. As of February 1, 2025 and February 3, 2024, the Company operated 1,771 stores and 1,544 stores, respectively, each operating under the name “Five Below.” The Company also sells its merchandise on the internet, through the Company's fivebelow.com e-commerce website and mobile app, offering home delivery and the option to buy online and pick up in store. Additionally, the Company sells merchandise through on-demand third-party delivery service to enable our customers to shop online and receive convenient delivery.
The Company's consolidated financial statements include the accounts of Five Below, Inc. and its subsidiaries (1616 Holdings, Inc., formerly known as Five Below Merchandising, Inc., 1616 Sourcing Holdco LLC and 1616 Holdings India Private Limited). All intercompany transactions and accounts are eliminated in the consolidation of the Company's and subsidiaries' financial statements.
(b)Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2024" or "fiscal 2024" refer to the period from February 4, 2024 to February 1, 2025, which consists of a 52-week year. References to "fiscal year 2023" or "fiscal 2023" refer to the period from January 29, 2023 to February 3, 2024, which consists of a 53-week fiscal year. References to "fiscal year 2022" or "fiscal 2022" refer to the period from January 30, 2022 to January 28, 2023, which consists of a 52-week fiscal year.
(c) Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity date of three months or less when purchased to be cash equivalents. Our cash equivalents consist of cash management solutions, credit and debit card receivables, money market funds, corporate bonds and municipal bonds with original maturities of 90 days or less, which are classified as cash and cash equivalents in the accompanying consolidated balance sheets. The cash management solutions relate to cash deposit products that provide credit generally processed the next business day for cash deposited in third-party tech-enabled solutions. For credit card and debit card receivables, the majority of payments due from banks for third-party credit card and debit card transactions resulting from customer purchases at the Company’s retail stores process within 24 to 48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. Amounts due from banks for these transactions classified as cash equivalents totaled $24.7 million and $22.4 million as of February 1, 2025 and February 3, 2024, respectively. Book overdrafts, which are outstanding checks in excess of funds on deposit, are recorded within accounts payable in the accompanying consolidated balance sheets and within operating activities in the accompanying consolidated statements of cash flows. As of February 1, 2025 and February 3, 2024, the Company had cash equivalents of $310.4 million and $154.9 million, respectively.
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
As of February 1, 2025 and February 3, 2024, the Company's investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost-plus accrued interest and consist of the following (in thousands):

	As of February 1, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$197,073		$115	$196,958
Total	$197,073	$—	$115	$196,958

	As of February 3, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$280,067	$—	$154	$279,913
Municipal bonds	272	—	—	272
Total	$280,339	$—	$154	$280,185

Long-term:
Corporate bonds	$7,791	$—	$8	$7,783
Total	$7,791	$—	$8	$7,783
Short-term investment securities as of February 1, 2025 and February 3, 2024 all mature in one year or less. Long-term investment securities as of February 3, 2024 all mature after one year but in less than two years.
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
(f)Prepaid Expenses and Other Current Assets
Prepaid expenses in fiscal 2024 and fiscal 2023 were $37.7 million and $30.5 million, respectively. Other current assets in fiscal 2024 and fiscal 2023 were $120.7 million and $123.5 million, respectively.
(g)Property and Equipment
Property and equipment are stated at cost. Additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

Depreciation and amortization is recorded using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases, if applicable. The estimated useful lives are three to ten years for furniture and fixtures and computers and equipment. Store leasehold improvements are amortized over the shorter of the useful life or the lease term plus assumed extensions, which is generally ten years. Leasehold improvements located in the shipcenters and the corporate headquarters are amortized over the shorter of the useful life or the lease term. Depreciation and amortization expense for property and equipment was $167.4 million, $130.7 million and $105.6 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
Property and equipment, net, consists of the following (in thousands):

	February 1, 2025	February 3, 2024
Land	$30,371	$30,371
Furniture and fixtures	630,465	544,054
Leasehold improvements	843,044	697,953
Computers and equipment	424,282	365,269
Construction in process	83,489	80,755
Property and equipment, gross	2,011,651	1,718,402
Less: Accumulated depreciation and amortization	(749,923)	(584,090)
Property and equipment, net	$1,261,728	$1,134,312
(h)Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed for impairment using factors including, but not limited to, the Company's future operating plans and projected cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In the event of a store closure, the Company will record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Based on the Company's analysis performed in fiscal 2024, fiscal 2023 and fiscal 2022, management believes that no impairment of long-lived assets exists for the periods ended February 1, 2025, February 3, 2024 and January 28, 2023.
(i)Deferred Financing Costs
Deferred financing costs are amortized to interest expense over the term of the related credit agreement. As of February 1, 2025 and February 3, 2024, the Company had $0.4 million and $0.5 million remaining in the accompanying consolidated balance sheets within Other Assets.
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
(k) Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $25.7 million and $48.3 million in fiscal 2024 and fiscal 2023, respectively.
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
The fair value of restricted stock awards are based on the closing price of the Company's common stock on the grant date and the fair value of stock options are based on the Black-Scholes option-pricing model utilizing the closing price of the Company's common stock on the grant date as the fair value of common stock in the model. Future share-based compensation cost will increase when the Company grants additional equity awards. Modifications, cancellations or repurchases of awards after the grant date may require the Company to accelerate any remaining unearned share-based compensation cost or incur incremental compensation costs. Share-based compensation cost recognized and included in expenses for fiscal 2024, fiscal 2023 and fiscal 2022, was $15.6 million, $17.9 million and $23.6 million, respectively.
(o)Revenue Recognition
Revenue from store operations, including third-party delivery services, is recognized at the point of sale when control of the product is transferred to the customer at such time. Internet sales, through the Company's fivebelow.com e-commerce website and mobile app, are recognized when the customer receives the product as control transfers upon delivery. Returns subsequent to the period end are immaterial; accordingly, no significant reserve has been recorded. Gift card sales to customers are initially recorded as liabilities and recognized as sales upon redemption for merchandise or as breakage revenue in proportion to the pattern of redemption of the gift cards by the customer in net sales.
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
(p)Supply Chain Finance
During the third quarter of fiscal 2024, the Company implemented a supply chain finance program. The Company utilizes a supply chain finance program whereby qualifying suppliers may elect at their sole discretion to sell the Company's payment obligations to a designated third-party financial institution. While the terms of these agreements are between the supplier and the financial institution, the financial institution allows the participating suppliers to utilize the Company's creditworthiness in establishing credit spreads and associated costs. The payment terms that the Company has with participating suppliers under these programs generally range up to 90 days. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. Supplier participation is voluntary, and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial institution. As of February 1, 2025, the amount of obligations outstanding under the supply chain finance program, which are included within Accounts payable in the Consolidated Balance Sheets, was $0.7 million.
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

(s) Selling, General and Administrative Expenses (including Depreciation and Amortization)
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
(u) Store Pre-Opening Costs
Costs incurred between completion of a new store location’s construction and its opening (pre-opening costs) are charged to expense as incurred. Pre-opening costs were $18.9 million, $18.3 million and $10.7 million in fiscal 2024, fiscal 2023, and fiscal 2022, respectively, and are recorded in the accompanying consolidated statements of operations based on the nature of the expense.
(v) Advertising Costs
Advertising costs are charged to expense as the advertising takes place. Advertising expenses were $64.3 million, $62.5 million and $54.1 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
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
(z)Recently Issued Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. This new guidance is designed to improve the disclosures about a public entity’s reportable segments and address requests from investors for more detailed information about a reportable segment’s expenses on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Public entities must adopt the changes to the segment reporting guidance on a retrospective basis. Early adoption is permitted. The Company adopted this guidance on February 1, 2025, and the adoption did not significantly impact the Company's disclosures on its consolidated financial statements.
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
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and snack and seasonal (in thousands):

	Fiscal Year		Fiscal Year		Fiscal Year
	2024		2023		2022
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$1,715,847	44.3%	$1,644,171	46.2%	$1,465,402	47.6%
Fashion and home	1,171,541	30.2%	1,043,579	29.3%	898,187	29.2%
Snack and seasonal	989,139	25.5%	871,619	24.5%	712,719	23.2%
Total	$3,876,527	100.0%	$3,559,369	100.0%	$3,076,308	100.0%

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
All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of February 1, 2025 and February 3, 2024, the weighted average remaining lease term for the Company's operating leases was 7.4 years and 7.5 years, respectively, and the weighted average discount rate was 5.3% and 5.3%, respectively.
The following table is a summary of the Company's components for net lease costs as of February 1, 2025 and February 3, 2024 (in thousands):

	Fiscal Year Ended
Lease Cost	February 1, 2025	February 3, 2024
Operating lease cost	$311,841	$268,096
Variable lease cost	92,195	76,505
Net lease cost*	$404,036	$344,601
* Excludes short-term lease cost, which is immaterial

The following table summarizes the maturity of lease liabilities under operating leases as of February 1, 2025 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2025	$361,905
2026	354,708
2027	333,920
2028	310,988
2029	278,196
After 2029	762,089
Total lease payments	2,401,806
Less: imputed interest	420,237
Present value of lease liabilities	$1,981,569

The following table summarizes the supplemental cash flow disclosures related to leases as of February 1, 2025 and February 3, 2024 (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (1)	$245,950	$229,491
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$400,021	$358,383
(1) Included within operating activities in the Company's Consolidated Statements of Cash Flows.

As of February 1, 2025, the Company has entered into commitments for new stores for which the leases have not yet commenced that have future minimum lease payments of approximately $79.0 million.
During the fiscal year ended February 1, 2025, the Company committed to 179 new store leases with average terms of approximately ten years that have future minimum lease payments of approximately $249.6 million.
From February 2, 2025 to March 20, 2025, the Company committed to 13 new leases with terms of ten years that have future minimum lease payments of approximately $24.0 million.
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
The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Fiscal Year
	2024	2023	2022
Numerator:
Net income	$253,611	$301,106	$261,528
Denominator:
Weighted average common shares outstanding - basic	55,055,064	55,487,252	55,547,267
Dilutive impact of options, restricted stock units, and employee stock purchase plan	101,278	134,367	198,012
Weighted average common shares outstanding - diluted	55,156,342	55,621,619	55,745,279
Per common share:
Basic income per common share	$4.61	$5.43	$4.71
Diluted income per common share	$4.60	$5.41	$4.69

The effects of the assumed vesting of restricted stock units outstanding as of February 1, 2025, February 3, 2024 and January 28, 2023 for 99,741, 19,152 and 72,043 shares of common stock, respectively, were excluded from the fiscal 2024, fiscal 2023 and fiscal 2022 calculation of diluted income per common share as their impact would have been anti-dilutive.
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
All obligations under the Revolving Credit Facility are guaranteed by 1616 Holdings and secured by substantially all of the assets of the Company and 1616 Holdings. As of February 1, 2025 and February 3, 2024, the Company was in compliance with the covenants applicable to it under the Revolving Credit Facility.
During fiscal 2024 and fiscal 2023, the Company had no borrowings or interest expense under the Revolving Credit Facility.

As of February 1, 2025, the Company had approximately $225 million available on the Revolving Credit Facility. As of February 3, 2024, the Company had approximately $216 million available on the Revolving Credit Facility.
(6)Commitments and Contingencies
Commitments
Other Contractual Commitments
The Company has an executive severance plan that is applicable to certain key crew that provide for, among other things, salary, bonus, severance, and change-in-control provisions.
As of February 1, 2025, the Company has other purchase commitments of approximately $2.1 million consisting of purchase agreements for materials that will be used in the construction of new stores.
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
On August 1, 2024, a putative class action was filed against Five Below, Inc. and a certain former senior officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of the Company's investors who purchased or otherwise acquired our publicly traded securities between March 20, 2024 and July 16, 2024. On September 16, 2024, a similar action was commenced against Five Below, Inc. in the same court on behalf of a class of investors who purchased or otherwise acquired our publicly traded securities between December 1, 2022 and July 16, 2024. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with various public statements made by us. On October 28, 2024, the court entered an order consolidating the actions and appointing lead plaintiff. Lead plaintiff filed its Consolidated Amended Complaint against the Company and one former senior officer and one current senior officer on January 13, 2025. Defendants filed their motion to dismiss the Consolidated Amended Complaint on March 14, 2025. Lead plaintiff’s opposition to defendants’ motion to dismiss is due on or before May 13, 2025, and any reply in support of defendants’ motion to dismiss is due on or before July 11, 2025. The Company intends to vigorously defend against this action, which the Company believes to be without merit. The potential impact of this action, which seeks unspecified damages, attorneys’ fees and expenses, is uncertain.
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial condition or results of operations.
(7)Shareholders’ Equity
As of February 1, 2025, the Company is authorized to issue 120 million shares of $0.01 par value common stock and 5 million shares of $0.01 par value preferred stock. The holders of the common stock are entitled to one vote per share of common stock and are entitled to receive dividends if declared by the Board of Directors. The preferred stock may be issued from time to time in series as designated by the Board of Directors. The designations, powers, preferences, voting rights, privileges, options, conversion rights, and other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof shall be designated by the Board of Directors.

Common Stock
The Five Below, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”) is intended to be qualified as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986. The number of shares of common stock reserved for issuance, which is subject to other limitations, is 500,000 shares. The ESPP allows eligible crew the opportunity to purchase, subject to limitations, shares of the Company’s common stock through payroll deductions at a discount of 10% of the fair market value of such shares on the purchase date. In fiscal 2024, the Company issued 9,908 shares of common stock under the ESPP resulting in proceeds of $1.1 million and recorded share-based compensation expense of $88 thousand in connection with the ESPP related to the amount of the discount. In fiscal 2023, the Company issued 4,818 shares of common stock under the ESPP resulting in proceeds of $1.0 million and recorded share-based compensation expense of $96 thousand in connection with the ESPP related to the amount of the discount. In fiscal 2022, the Company issued 6,489 shares of common stock under the ESPP resulting in proceeds of $0.8 million and recorded share-based compensation expense of $78 thousand in connection with the ESPP related to the amount of the discount.
(8)Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2022 Equity Incentive Plan (the “Plan”), the Company’s Board of Directors may grant stock options, restricted shares and restricted stock units to officers, directors, key crew and professional service providers. The Plan allows for the issuance of up to a total of 4.3 million shares under the Plan. As of February 1, 2025, approximately 3.2 million stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s Board of Directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity under the Plan was as follows:

	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term
Balance as of January 29, 2022	39,763	$34.48	2.3
Exercised	(21,737)	34.11
Balance as of January 28, 2023	18,026	34.92	1.8
Forfeited	(100)	41.67
Exercised	(7,800)	36.70
Balance as of February 3, 2024	10,126	33.48	1.6
Exercised	(10,126)	33.48
Balance as of February 1, 2025	—		—
Exercisable as of February 1, 2025	—		—
The fair value of each option award granted to crew, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not grant any stock options in fiscal 2024, fiscal 2023 and fiscal 2022.
The Company uses the simplified method to estimate the expected term of the option. The expected volatility incorporates historical and implied volatility of similar entities whose share prices are publicly available. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The total intrinsic value of stock options exercised during fiscal 2024, fiscal 2023 and fiscal 2022 was $0.6 million, $1.1 million and $3.1 million, respectively. There were no stock options outstanding and exercisable as of February 1, 2025. In fiscal 2024, fiscal 2023 and fiscal 2022, the Company received cash from the exercise of options of $0.3 million, $0.3 million and $0.8 million, respectively. Upon option exercise, the Company issued new shares of common stock.

Restricted Stock Units and Performance-Based Restricted Stock Units
All restricted stock units ("RSU") and performance-based restricted stock units ("PSU") vest in accordance with vesting conditions set by the compensation committee of the Company’s Board of Directors. RSUs granted to date generally have vesting periods ranging from less than one year to five years from the date of grant and the fair value of RSUs is the market price of the underlying common stock on the date of grant. PSUs granted to date generally have vesting periods ranging from less than one year to five years from the date of grant.
PSUs that have a performance condition are subject to satisfaction of the applicable performance goals established for the respective grant. The fair value of these PSUs is the market price of the underlying common stock on the date of grant. Compensation is recognized over the vesting period and the Company periodically assesses the probability of achievement of the performance criteria and adjusts the amount of compensation expense accordingly.
PSUs that have a market condition based on the Company's total shareholder return relative to a pre-defined peer group are subject to multi-year performance objectives with vesting periods of approximately three years from the date of grant (if the applicable performance objectives are achieved). The fair value of these PSUs is determined using a Monte Carlo simulation model, which utilizes multiple input variables such as (i) total shareholder return from the beginning of the performance cycle through the performance measurement date(s); (ii) volatility; (iii) risk-free interest rates; and (iv) the correlation of the pre-defined peer group's total shareholder return.
RSU and PSU activity under the Plan was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of January 29, 2022	254,295	$126.93	349,236	$163.16
Granted	123,661	142.37	127,598	165.90
Vested	(122,349)	110.96	—	—
Forfeited	(29,218)	140.85	(18,772)	172.01
Non-vested balance as of January 28, 2023	226,389	142.20	458,062	163.56
Granted	70,858	198.09	129,442	244.95
Vested	(78,268)	135.48	(157,192)	151.73
Forfeited	(22,670)	152.87	(130,918)	161.02
Non-vested balance as of February 3, 2024	196,309	163.82	299,394	206.07
Granted	443,967	93.26	214,080	147.04
Vested	(79,687)	144.11	(29,075)	195.43
Forfeited	(97,810)	139.81	(300,535)	181.96
Non-vested balance as of February 1, 2025	462,779	$104.60	183,864	$178.44
In connection with the vesting of RSUs and PSUs during fiscal 2024, the Company withheld 37,047 shares with an aggregate value of $6.9 million in satisfaction of minimum tax withholding obligations due upon vesting. In connection with the vesting of RSUs during fiscal 2023, the Company withheld 85,594 shares with an aggregate value of $16.6 million in satisfaction of minimum tax withholding obligations due upon vesting. In connection with the vesting of RSUs during fiscal 2022, the Company withheld 31,971 shares with an aggregate value of $5.0 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of February 1, 2025, there was $36.2 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including stock options, RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 1.8 years.
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

On November 27, 2023, the Company's Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through November 27, 2026. In fiscal 2024, the Company repurchased 266,997 shares at an aggregate cost of approximately $40.0 million, or an average price of $149.79 per share.
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
As of February 1, 2025, there were no material valuation allowances that have been provided for net deferred tax assets as management believes that it is more likely than not that the Company will realize all material deferred tax assets before any expirations as of February 1, 2025.
The components of the income tax expense are as follows (in thousands):

	Fiscal Year
	2024	2023	2022
Current:
Federal	$73,565	$70,615	$49,470
State	18,341	21,788	13,541
	91,906	92,403	63,011
Deferred:
Federal	(7,312)	8,052	21,232
State	460	(460)	1,763
	(6,852)	7,592	22,995
Income tax expense	$85,054	$99,995	$86,006
The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year
	2024	2023	2022
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.8	3.8	3.5
Other (1)	0.3	0.1	0.2
	25.1%	24.9%	24.7%
(1)Other line includes excess tax benefits relating to share-based payment accounting.

 The effective tax rate for fiscal 2024 compared to fiscal 2023 was primarily driven by discrete items, which includes the impact of share-based accounting, partially offset by non-deductible expenses. The effective tax rate for fiscal 2023 compared to fiscal 2022 was primarily driven by changes in the mix of pretax income across state jurisdictions and non-deductible expenses, partially offset by discrete items, which includes the impact of share-based accounting.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are (in thousands):

	February 1, 2025	February 3, 2024

Deferred tax assets:
Net operating loss carryforwards	$155	$297
Inventories	24,259	18,955
Deferred revenue	5,220	4,145
Accrued bonus	2,129	4,437
Operating lease liabilities	513,464	426,524
Other	11,438	9,190
Deferred tax assets	556,665	463,548
Valuation allowance	(1,442)	(1,442)
Deferred tax assets, net of valuation allowance	555,223	462,106
Deferred tax liabilities:
Property and equipment	(170,871)	(139,348)
Operating lease assets	(442,098)	(386,612)
Other	(2,145)	(2,889)
Deferred tax liabilities	(615,114)	(528,849)
	$(59,891)	$(66,743)
The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s balance sheets as of February 1, 2025 and February 3, 2024, and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for fiscal 2024, fiscal 2023, or fiscal 2022.
The Company files a federal income tax return as well as state tax returns. The Company’s U.S. federal income tax returns for the fiscal years ended January 29, 2022 and thereafter remain subject to examination by the U.S. Internal Revenue Service. State returns are filed in various state jurisdictions, as appropriate, with varying statutes of limitation and remain subject to examination for varying periods up to three years to four years depending on the state.
(10) Employee Benefit Plan
The Company has a 401(k) Retirement Savings Plan and crew can contribute up to the maximum amount allowed under law. The Company may make discretionary matching and profit-sharing contributions. During fiscal 2024, fiscal 2023 and fiscal 2022, the Company made matching contributions of $6.1 million, $5.1 million and $5.0 million, respectively.
(11) Segment Reporting
The Company has one reportable and operating segment, which derives revenue from sales of the Company’s merchandise to customers at our 1,771 brick & mortar store locations, which operate in 44 states, and online at Fivebelow.com. No customer accounts for 10% or more of our revenues.
The accounting policies of the reportable segment are the same as those described in “Note 1 – Summary of Significant Accounting Policies.”
The chief operating decision maker (“CODM”) is the Company’s President and Chief Executive Officer, who assesses and evaluates the performance of the reportable segment. Financial information and data are provided to the CODM on a consolidated basis. The CODM uses consolidated sales and consolidated net income to evaluate performance, make key operating decisions and allocate resources. The Company’s significant segment expenses are included on the “Consolidated Statements of Operations” in Item 8 “Consolidated Financial Statements and Supplementary Data” of this Form 10-K.” See “Note 2 – Revenue from Contracts with Customers” for the Company’s disaggregated revenue by groups of products.
Identifiable segment assets, including the significant segment assets of Cash and Cash Equivalents, Inventory and Accounts Payable, are included on the “Consolidated Balance Sheets” in Item 8 “Consolidated Financial Statements and Supplementary Data” of this Form 10-K."
The following table details segment profit and loss for the Company's one reportable segment:

	Fiscal Year
	2024	2023	2022
Net sales	$3,876,527	$3,559,369	$3,076,308
Cost of goods sold	2,523,865	2,285,544	1,980,817
Advertising costs	64,338	62,466	54,067
Store and corporate expenses	797,060	695,041	590,764
Depreciation and amortization	167,447	130,747	105,617
Interest income and other income, net	14,848	15,530	2,491
Income tax expense	85,054	99,995	86,006
Net income	$253,611	$301,106	$261,528

(12) Quarterly Results of Operations and Seasonality (Unaudited)
Quarterly financial results for fiscal 2024 and fiscal 2023 were as follows (in thousands except for per share data):

	Fiscal Year 2024 (1)				Fiscal Year 2023 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$1,390,885	$843,710	$830,069	$811,863	$1,337,736	$736,405	$758,981	$726,247
Operating income	$246,764	$(606)	$41,509	$36,150	$268,442	$16,123	$58,594	$42,412
Net income	$187,457	$1,687	$33,000	$31,467	$202,199	$14,594	$46,835	$37,478
Basic income per common share	$3.41	$0.03	$0.60	$0.57	$3.66	$0.26	$0.84	$0.67
Diluted income per common share	$3.39	$0.03	$0.60	$0.57	$3.65	$0.26	$0.84	$0.67
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

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended February 1, 2025, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of February 1, 2025. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of February 1, 2025, the company maintained effective internal control over financial reporting at a reasonable assurance level.
The effectiveness of the company’s internal control over financial reporting as of February 1, 2025 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report dated March 20, 2025 that appears below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Five Below, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Five Below, Inc. and subsidiary's (the Company) internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 1, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated March 20, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 20, 2025

ITEM 9B. OTHER INFORMATION
On January 14, 2025, George Hill, Chief Retail Officer of the Company, adopted a trading plan that (i) is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended; (ii) provides for the sale of up to 7,500 shares of the Company’s common stock; and (iii) expires on December 31, 2025.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is included in the “Board of Directors-Nominees for Election to the Board of Directors for a Term Expiring at the 2025 Annual Meeting,” “Board of Directors-Members of the Board of Directors Continuing in Office for a Term Expiring at the 2025 Annual Meeting,” “Executive Officers,” “Board of Directors-Code of Business Conduct and Ethics,” “Board of Directors-Committees of the Board of Directors,” and “Board of Directors-Director Nomination Process” sections of our proxy statement for the 2025 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is included in the “Compensation Discussion and Analysis,” “Executive Compensation,” “Board of Directors–Director Compensation,” “Board of Directors–Board Leadership Structure and Board’s Role in Risk Oversight,” “Board of Directors–Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” sections of our proxy statement for the 2025 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item 12 is included in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of our proxy statement for the 2025 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included in the “Certain Relationships and Related Party Transactions” and “Board of Directors–Director Independence” sections of our proxy statement for the 2025 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in the “Proposal 2, Ratification of Independent Registered Public Accounting Firm” section of our proxy statement for the 2025 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.

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

10.13†    Letter Employment Agreement, dated April 16, 2012, by and between Kenneth R. Bull and Five Below, Inc. (incorporated by reference to Exhibit 10.21 of the Registration Statement on Form S-1 (File No. 333-180780) filed with the Securities and Exchange Commission on April 18, 2012)

10.14†    Letter Employment Agreement, dated December 10, 2014, by and between Michael Romanko and Five Below, Inc. (incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2015)

10.15†    Employment Letter and Non-Disclosure Agreement, each dated June 8, 2014, by and between Joel D. Anderson and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2014)

10.16†    Amendment to Employment Letter, dated December 4, 2014, by and between Joel D. Anderson and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2014)

10.17†    Second Amendment to Employment Letter, dated July 20, 2015, by and between Joel D. Anderson and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 3, 2015)

10.18†    Employment Letter and Non-Disclosure Agreement, each dated May 21, 2014, by and between Eric M. Specter and Five Below, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2014)

10.19†    Amendment to Employment Letter, dated March 11, 2016, by and between Eric M. Specter and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2016)

10.20    Fifth Amended and Restated Credit Agreement, dated April 24, 2020, among Five Below, Inc., 1616 Holdings, Inc., and Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2020)

10.21    Facility Guarantee, dated April 24, 2020, between 1616 Holdings, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2020)

10.22    Security Agreement, dated April 24, 2020, among Five Below, Inc., 1616 Holdings, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2020)

10.23†    Employment Letter, dated April 6, 2017, by and between George S. Hill and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 2, 2017)

10.24†    Five Below, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 2, 2017)

10.25†    Employment Letter, dated February 19, 2019, and Non-Solicitation, Non-Disclosure, Non-Compete and Proprietary Information Agreement by and between Judy Werthauser and Five Below, Inc. (incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2019)

10.26†    Form of Award Agreement for Restricted Stock Units under the Five Below, Inc. Amended and Restated Equity Incentive Plan (Directors) (incorporated by reference to Exhibit 10.30 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 29, 2019)

10.27†    Five Below, Inc. 2020 Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2020)

10.28†    Form of Award Agreement for Performance-Based Restricted Stock Units under the Five Below, Inc. Amended and Restated Equity Incentive Plan (Directors) (incorporated by reference to Exhibit 10.33 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 3, 2020)

10.29    First Amendment to Credit Agreement, dated January 27, 2021, among the Company, 1616 Holdings, Inc., Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2021)

10.30†    The Five Below, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2021)

10.31†    The Five Below, Inc. Nonqualified Deferred Compensation Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2021)

10.32†    Trust Agreement under the Five Below, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2021)

10.33†    Compensation Policy for Non-Crew Directors (incorporated by reference to Exhibit 10.34† of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 2, 2021)

10.34†    Form of Award Agreement for Performance-Based Restricted Stock Units under the Five Below, Inc. Amended and Restated Equity Incentive Plan (Directors) (incorporated by reference to Exhibit 10.35† of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 9, 2022)

10.35†    Five Below, Inc. 2022 Equity Incentive Plan (incorporated by reference to Appendix A-1 to the Company's Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on May 5, 2022)

10.36†    Form of Restricted Stock Unit Grant Notice and Award Agreement under the Five Below, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 of the Company’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 14, 2022)

10.37    Second Amendment to Credit Agreement, dated September 16, 2022, among the Company, 1616 Holdings, Inc., Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2022)

10.38†    Amendment dated March 13, 2023 to Employment Letter Agreement dated April 16, 2012 by and between Kenneth R. Bull and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023)

10.39†    Offer Letter, dated June 13, 2023., by and between Kristy Chipman and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2023)

10.40†    Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 10.1† of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 30, 2023)

10.41    Amended and Restated Five Below, Inc. Clawback Policy (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 30, 2023)

10.42†    Cessation Agreement, dated September 18, 2024, by and between Five Below, Inc. and Michael F. Romanko (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2024)

10.43†    Offer Letter, dated December 2, 2024, by and between Five Below, Inc., and Winnie Park (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2024)

10.44†    Offer Letter, dated December 2, 2024, by and between Five Below, Inc. and Thomas Vellios (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2024)

19.1    Five Below, Inc. Insider Trading Policy (filed herewith)

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

101*    The following financial information from this Annual Report on Form 10-K, formatted in Inline XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of February 1, 2025 and February 3, 2024; (ii) the Consolidated Statements of Operations for Fiscal Years 2024, 2023, and 2022; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for Fiscal Years 2024, 2023, and 2022; (iv) the Consolidated Statements of Cash Flows for Fiscal Years 2024, 2023, and 2022 and (v) the Notes to Consolidated Financial Statements, in each case, tagged in detail.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Philadelphia, Pennsylvania, on the 20th day of March 2025.

FIVE BELOW, INC.
By: /s/ Winnie Y. Park
Name: Winnie Y. Park
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas G. Vellios Thomas G. Vellios	Executive Chairman of the Board	March 20, 2025
/s/ Winnie Y. Park Winnie Y. Park	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2025
/s/ Kristy Chipman Kristy Chipman	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 20, 2025
/s/ Kathleen S. Barclay Kathleen S. Barclay	Director	March 20, 2025
/s/ Karen Bowman Karen Bowman	Director	March 20, 2025
/s/ Michael F. Devine III Michael F. Devine III	Director	March 20, 2025
/s/ Bernard J. Kim Bernard J. Kim	Director	March 20, 2025
/s/ Dinesh Lathi Dinesh Lathi	Director	March 20, 2025
/s/ Richard L. Markee Richard L. Markee	Director	March 20, 2025
/s/ Thomas M. Ryan Thomas M. Ryan	Director	March 20, 2025
/s/ Ronald L. Sargent Ronald L. Sargent	Director	March 20, 2025
/s/ Mimi E. Vaughn Mimi E. Vaughn	Director	March 20, 2025
/s/ Zuhairah S. Washington Zuhairah S. Washington	Director	March 20, 2025