Form 10-Q
period 2025-08-02
FIVE BELOW, INC
filed 2025-08-28
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2025
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 27, 2025 was 55,145,462.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	August 2, 2025	February 1, 2025	August 3, 2024
Assets
Current assets:
Cash and cash equivalents	$562,746	$331,718	$209,039
Short-term investment securities	107,418	197,073	118,680
Inventories	799,602	659,500	639,881
Prepaid income taxes and tax receivable	4,657	4,649	14,140
Prepaid expenses and other current assets	110,495	158,427	136,899
Total current assets	1,584,918	1,351,367	1,118,639
Property and equipment, net of accumulated depreciation and amortization of $841,073, $749,923, and $662,744, respectively.	1,253,808	1,261,728	1,246,880
Operating lease assets	1,746,255	1,706,542	1,627,483
Other assets	21,557	19,937	20,142
	$4,606,538	$4,339,574	$4,013,144

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	371,801	260,343	255,965
Income taxes payable	—	51,998	—
Accrued salaries and wages	36,532	19,743	12,574
Other accrued expenses	204,926	149,495	164,226
Operating lease liabilities	311,365	274,863	252,440
Total current liabilities	924,624	756,442	685,205
Other long-term liabilities	10,288	8,210	8,662
Long-term operating lease liabilities	1,707,261	1,706,704	1,642,055
Deferred income taxes	57,118	59,891	69,481
Total liabilities	2,699,291	2,531,247	2,405,403
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,146,485, 55,028,682, and 55,006,099 shares, respectively.	550	549	549
Additional paid-in capital	167,480	152,471	141,029
Retained earnings	1,739,217	1,655,307	1,466,163
Total shareholders’ equity	1,907,247	1,808,327	1,607,741
	$4,606,538	$4,339,574	$4,013,144
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$1,026,847	$830,069	$1,997,374	$1,641,932
Cost of goods sold (exclusive of items shown separately below)	684,478	558,283	1,331,092	1,106,626
Selling, general and administrative expenses	242,314	188,809	468,816	378,995
Depreciation and amortization	47,690	41,468	94,254	78,652
Operating income	52,365	41,509	103,212	77,659
Interest income and other income, net	5,540	3,054	11,187	8,044
Income before income taxes	57,905	44,563	114,399	85,703
Income tax expense	15,143	11,563	30,489	21,236
Net income	$42,762	$33,000	$83,910	$64,467
Basic income per common share	$0.78	$0.60	$1.52	$1.17
Diluted income per common share	$0.77	$0.60	$1.52	$1.17
Weighted average shares outstanding:
Basic shares	55,072,140	55,027,663	55,059,126	55,097,840
Diluted shares	55,389,479	55,042,588	55,289,719	55,148,893
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, February 1, 2025	55,028,682	$549	$152,471	$1,655,307	$1,808,327
Share-based compensation expense	—	—	9,672	—	9,672
Issuance of unrestricted stock awards	2,039	—	169	—	169
Vesting of restricted stock units and performance-based restricted stock units	44,020	—	—	—	—
Common shares withheld for taxes	(15,526)	—	(1,254)	—	(1,254)
Net income	—	—	—	41,148	41,148
Balance, May 3, 2025	55,059,215	$549	$161,058	$1,696,455	$1,858,062
Share-based compensation expense	—	—	8,392		8,392
Issuance of unrestricted stock awards	982	—	134		134
Vesting of restricted stock units and performance-based restricted stock units	102,058	1	—		1
Common shares withheld for taxes	(19,436)	—	(2,581)		(2,581)
Issuance of common stock to employees under employee stock purchase plan	3,666	—	477		477
Net income	—	—	—	42,762	42,762
Balance, August 2, 2025	55,146,485	$550	$167,480	$1,739,217	$1,907,247

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, February 3, 2024	55,197,875	$551	$182,709	$1,401,696	$1,584,956
Share-based compensation expense	—	—	4,928	—	4,928
Issuance of unrestricted stock awards	626	—	112	—	112
Vesting of restricted stock units and performance-based restricted stock units	89,885	1	—	—	1
Common shares withheld for taxes	(33,953)	—	(6,652)	—	(6,652)
Repurchase and retirement of common stock	(182,327)	(2)	(30,149)	—	(30,151)
Net income	—	—	—	31,467	31,467
Balance, May 4, 2024	55,072,106	$550	$150,948	$1,433,163	$1,584,661
Share-based compensation expense	—	—	(454)	—	(454)
Issuance of unrestricted stock awards	1,834	—	114	—	114
Vesting of restricted stock units and performance-based restricted stock units	12,439	—	—	—	—
Common shares withheld for taxes	(938)	—	(105)	—	(105)
Repurchase and retirement of common stock	(84,670)	(1)	(10,074)	—	(10,075)
Issuance of common stock to employees under employee stock purchase plan	5,328	—	600	—	600
Net income	—	—	—	33,000	33,000
Balance, August 3, 2024	55,006,099	$549	$141,029	$1,466,163	$1,607,741
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024
Operating activities:
Net income	$83,910	$64,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,254	78,652
Share-based compensation expense	18,419	4,728
Deferred income tax (benefit) expense	(2,773)	2,738
Other non-cash expenses	754	196
Changes in operating assets and liabilities:
Inventories	(140,102)	(55,254)
Prepaid income taxes and tax receivable	(8)	(9,306)
Prepaid expenses and other assets	46,240	13,856
Accounts payable	110,636	887
Income taxes payable	(51,998)	(41,772)
Accrued salaries and wages	16,789	(17,454)
Operating leases	(2,654)	37,878
Other accrued expenses	52,191	18,078
Net cash provided by operating activities	225,658	97,694
Investing activities:
Purchases of investment securities and other investments	(95,648)	(4,508)
Sales, maturities, and redemptions of investment securities	185,303	173,958
Capital expenditures	(80,928)	(191,472)
Net cash provided by (used in) investing activities	8,727	(22,022)
Financing activities:
Net proceeds from issuance of common stock	477	600
Repurchase and retirement of common stock	—	(40,226)
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	1	1
Common shares withheld for taxes	(3,835)	(6,757)
Net cash used in financing activities	(3,357)	(46,382)
Net increase in cash and cash equivalents	231,028	29,290
Cash and cash equivalents at beginning of period	331,718	179,749
Cash and cash equivalents at end of period	$562,746	$209,039

Supplemental disclosures of cash flow information:
Non-cash investing activities
Increase (Decrease) in accrued purchases of property and equipment	$6,088	$(128)

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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of August 2, 2025, operated in 44 states, excluding Alaska, Hawaii, Idaho, Montana, Oregon, and Washington. As of August 2, 2025 and August 3, 2024, the Company operated 1,858 stores and 1,667 stores, respectively, each operating under the name “Five Below.” The Company also sells its merchandise on the internet, through the Company's fivebelow.com e-commerce website and mobile app, offering home delivery and the option to buy online and pick up in store. Additionally, the Company sells merchandise through on-demand third-party delivery services to enable its customers to shop online and receive convenient delivery.
(b)Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2025" or "fiscal 2025" refer to the period from February 2, 2025 to January 31, 2026, which is a 52-week fiscal year. References to "fiscal year 2024" or "fiscal 2024" refer to the period from February 4, 2024 to February 1, 2025, which is a 52-week fiscal year. The fiscal quarters ended August 2, 2025 and August 3, 2024 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended August 2, 2025 and August 3, 2024 refer to the twenty-six weeks ended as of those dates.
(c)Basis of Presentation
The consolidated balance sheets as of August 2, 2025 and August 3, 2024, the consolidated statements of operations for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024, the consolidated statements of shareholders’ equity for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024 and the consolidated statements of cash flows for the twenty-six weeks ended August 2, 2025 and August 3, 2024 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended August 2, 2025 and August 3, 2024. The balance sheet as of February 1, 2025, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2024 as filed with the Securities and Exchange Commission on March 20, 2025 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended February 1, 2025 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen and twenty-six weeks August 2, 2025 and August 3, 2024 are not necessarily indicative of the consolidated operating results for the year ending January 31, 2026 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.

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
As of August 2, 2025, February 1, 2025 and August 3, 2024, the Company had cash equivalents of $528.7 million, $310.4 million and $187.2 million, respectively. The Company’s cash equivalents typically consist of cash management solutions, credit and debit card receivables, money market funds, corporate bonds and municipal bonds with original maturities of 90 days or less. Fair value for cash equivalents was determined based on Level 1 inputs.
As of August 2, 2025, February 1, 2025 and August 3, 2024, the Company's investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of August 2, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$107,418	$—	$58	$107,360
Total	$107,418	$—	$58	$107,360

	As of February 1, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$197,073	$—	$115	$196,958
Total	$197,073	$—	$115	$196,958

	As of August 3, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$118,680	$—	$52	$118,628
Total	$118,680	$—	$52	$118,628
Short-term investment securities as of August 2, 2025, February 1, 2025 and August 3, 2024 all mature in one year or less.
(g)Prepaid Expenses and Other Current Assets
Prepaid expenses as of August 2, 2025, February 1, 2025 and August 3, 2024 were $46.8 million, $37.7 million, and $33.9 million, respectively. Other current assets as of August 2, 2025, February 1, 2025 and August 3, 2024 were $63.7 million, $120.7 million, and $103.0 million, respectively.
(h)Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $31.0 million, $25.7 million, and $49.3 million as of August 2, 2025, February 1, 2025 and August 3, 2024, respectively.
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
(j)Supply Chain Finance
The Company utilizes the supply chain finance program whereby qualifying suppliers may elect at their sole discretion to sell the Company's payment obligations to a designated third party financial institution. As of August 2, 2025, the amount of obligations outstanding under the supply chain finance program was $6.9 million.
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
Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and snack and seasonal (dollars in thousands):

	Thirteen Weeks Ended
	August 2, 2025		August 3, 2024
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$470,463	45.8%	$374,905	45.2%
Fashion and home	309,295	30.1	249,386	30.0%
Snack and seasonal	247,089	24.1	205,778	24.8%
Total	$1,026,847	100.0%	$830,069	100.0%

	Twenty-Six Weeks Ended
	August 2, 2025		August 3, 2024
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$905,369	45.3%	$748,739	45.6%
Fashion and home	593,064	29.7%	477,658	29.1%
Snack and seasonal	498,941	25.0%	415,535	25.3%
Total	$1,997,374	100.0%	$1,641,932	100.0%
(3) Leases
The Company determines if an arrangement contains a lease at the inception of a contract. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
During the thirteen weeks ended August 2, 2025, the Company committed to 51 new store leases with average terms of approximately 10 years that have future minimum lease payments of approximately $102.7 million.
All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of August 2, 2025 and August 3, 2024, the weighted average remaining lease term for the Company's operating leases was 7.2 years and 7.5 years, respectively, and the weighted average discount rate was 5.4% and 5.4%, respectively.
The following table is a summary of the Company's components for net lease costs (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Lease Cost	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Operating lease cost	$86,467	$76,393	$170,035	$150,011
Variable lease cost	25,830	23,241	51,676	44,972
Net lease cost*	$112,297	$99,634	$221,711	$194,983
* Excludes short-term lease cost, which is immaterial.

The following table summarizes the maturity of lease liabilities under operating leases as of August 2, 2025 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2025	$186,525
2026	380,648
2027	360,671
2028	337,689
2029	304,549
After 2029	874,318
Total lease payments	2,444,400
Less: imputed interest	425,774
Present value of lease liabilities	$2,018,626

The following table summarizes the supplemental cash flow disclosures related to leases (in thousands):

	Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (1)	$144,819	$112,933
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$150,187	$212,454
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

The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Numerator:
Net income	$42,762	$33,000	$83,910	$64,467
Denominator:
Weighted average common shares outstanding - basic	55,072,140	55,027,663	55,059,126	55,097,840
Dilutive impact of options, restricted stock units and employee stock purchase plan	317,339	14,925	230,593	51,053
Weighted average common shares outstanding - diluted	55,389,479	55,042,588	55,289,719	55,148,893
Per common share:
Basic income per common share	$0.78	$0.60	$1.52	$1.17
Diluted income per common share	$0.77	$0.60	$1.52	$1.17
The effects of the assumed vesting of restricted stock units for 20,093 shares of common stock for the thirteen weeks ended August 2, 2025 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
The effects of the assumed vesting of restricted stock units for 169,941 shares of common stock for the thirteen weeks ended August 3, 2024 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
The effects of the assumed vesting of restricted stock units for 115,447 shares of common stock for the twenty-six weeks ended August 2, 2025 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
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
As of August 2, 2025, the Company had no borrowings under the Revolving Credit Facility and had approximately $225 million available on the Revolving Credit Facility.
As of August 2, 2025 and August 3, 2024, the Company was in compliance with the covenants applicable to it under the Credit Agreement.
(6)Commitments and Contingencies
Commitments
Other Contractual Commitments
As of August 2, 2025, the Company has other purchase commitments of approximately $0.8 million consisting of purchase agreements for materials that will be used in the construction of new stores.

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
On August 1, 2024, a putative class action was filed against Five Below, Inc. and a certain former senior officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of the Company's investors who purchased or otherwise acquired the Company's publicly traded securities between March 20, 2024 and July 16, 2024. On September 16, 2024, a similar action was commenced against Five Below, Inc. in the same court on behalf of a class of investors who purchased or otherwise acquired the Company's publicly traded securities between December 1, 2022 and July 16, 2024. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company. On October 28, 2024, the court entered an order consolidating the actions and appointing lead plaintiff. On January 13, 2025, lead plaintiff filed its Consolidated Amended Complaint. On March 14, 2025, Defendants filed their Motion to Dismiss the Consolidated Amended Complaint. On May 13, 2025, lead plaintiff filed a response in opposition to Defendants' Motion to Dismiss. Defendants filed their reply in support of their Motion to Dismiss on June 12, 2025. The Company intends to vigorously defend against these actions, which the Company believes to be without merit. The potential impact of these actions, which seek unspecified damages, attorneys’ fees and expenses, is uncertain.
(7)Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2022 Equity Incentive Plan (the “Plan”), the Company’s Board of Directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key crew and professional service providers. The Plan allows for the issuance of up to a total of 4.3 million shares under the Plan. As of August 2, 2025, approximately 2.8 million stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s Board of Directors. Options granted to date generally vest over four years from the date of grant.
The fair value of each option award granted to crew, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted, forfeited or exercised during the twenty-six weeks ended August 2, 2025, and there were no stock options outstanding as of August 2, 2025.
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
RSU and PSU activity during the twenty-six weeks ended August 2, 2025 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of February 1, 2025	462,779	$104.60	183,864	$178.44
Granted	212,170	79.06	211,300	162.07
Vested	(136,813)	104.95	(9,265)	83.91
Forfeited	(39,358)	86.08	(54,096)	163.69
Non-vested balance as of August 2, 2025	498,778	$95.11	331,803	$173.06
In connection with the vesting of RSUs and PSUs during the twenty-six weeks ended August 2, 2025, the Company withheld 34,962 shares with an aggregate value of $3.8 million in satisfaction of minimum tax withholding obligations due upon vesting.
In connection with the vesting of RSUs and PSUs during the twenty-six weeks ended August 3, 2024, the Company withheld 34,891 shares with an aggregate value of $6.8 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of August 2, 2025, there was $48.5 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.0 years.
Share Repurchase Program
On November 27, 2023, the Company's Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through November 27, 2026. In fiscal 2024, the Company purchased 266,997 shares at an aggregate cost of approximately $40.0 million, or an average price of $149.79 per share. There were no repurchases during the twenty-six weeks ended August 2, 2025. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
Since March 2018, the Company has purchased approximately 1.9 million shares for an aggregate cost of approximately $270 million.
(8)Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024 (dollars in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Income before income taxes	$57,905	$44,563	$114,399	$85,703
Income tax expense	$15,143	$11,563	$30,489	$21,236
Effective tax rate	26.2%	25.9%	26.7%	24.8%
The effective tax rates for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen weeks ended August 2, 2025 was higher than the thirteen weeks ended August 3, 2024 primarily due to non-deductible expenses, partially offset by discrete items, which includes the impact of share-based accounting. The effective tax rate for the twenty-six weeks ended August 2, 2025 was higher than the twenty-six weeks ended August 3, 2024 primarily due to discrete items, which includes the impact of share-based accounting, and non-deductible expenses.

The Company had no material accrual for uncertain tax positions or interest and/or penalties related to income taxes on the Company’s balance sheets as of August 2, 2025, February 1, 2025 or August 3, 2024 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen and twenty-six weeks ended August 2, 2025 or August 3, 2024.
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
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA contains numerous amendments to federal income tax provisions and has varying effective dates. The Company has evaluated and incorporated the effects of the legislation in its income tax provision for the twenty-six weeks ended August 2, 2025. The legislation did not materially impact the Company's consolidated financial statements.
(9)Segment Reporting
The Company has one reportable and operating segment, which derives revenue from sales of the Company’s merchandise to customers at our 1,858 brick & mortar store locations, which operate in 44 states, and online at Fivebelow.com. No customer accounts for 10% or more of our revenues.
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
The following table details segment profit and loss for the Company's one reportable segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$1,026,847	$830,069	$1,997,374	$1,641,932
Cost of goods sold	684,478	558,283	1,331,092	1,106,626
Advertising costs	13,951	13,465	29,000	25,284
Store and corporate expenses	228,363	175,343	439,816	353,711
Depreciation and amortization	47,690	41,469	94,254	78,652
Interest income and other income, net	5,540	3,054	11,187	8,044
Income tax expense	15,143	11,563	30,489	21,236
Net income	$42,762	$33,000	$83,910	$64,467
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended February 1, 2025 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen and twenty-six weeks ended August 2, 2025 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2025" or "fiscal 2025" refer to the period from February 2, 2025 to January 31, 2026, which is a 52-week fiscal year. References to "fiscal year 2024" or "fiscal 2024" refer to the period from February 4, 2024 to February 1, 2025, which is a 52-week fiscal year. The fiscal quarters ended August 2, 2025 and August 3, 2024 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended August 2, 2025 and August 3, 2024 refer to the twenty-six weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.
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
Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiaries as "we," "us," or "our") is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, with most priced at $5 and below, including select brands and licensed merchandise across our category worlds. In fiscal 2019, we rolled out new pricing to our full chain, increasing prices on certain products over $5. Most of our products remain at $5 and below. As of August 2, 2025, we operated 1,858 stores in 44 states.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$1,026.8	$830.1	$1,997.4	$1,641.9
Cost of goods sold (exclusive of items shown separately below)	684.5	558.3	1,331.1	1,106.6
Selling, general and administrative expenses	242.3	188.8	468.8	379.0
Depreciation and amortization	47.7	41.5	94.3	78.7
Operating income	52.4	41.5	103.2	77.7
Interest income and other income, net	5.5	3.1	11.2	8.0
Income before income taxes	57.9	44.6	114.4	85.7
Income tax expense	15.1	11.6	30.5	21.2
Net income	$42.8	$33.0	$83.9	$64.5
Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of items shown separately below)	66.7	67.3	66.6	67.4
Selling, general and administrative expenses	23.6	22.7	23.5	23.1
Depreciation and amortization	4.6	5.0	4.7	4.8
Operating income	5.1	5.0	5.2	4.7
Interest income and other income, net	0.5	0.4	0.6	0.5
Income before income taxes	5.6	5.4	5.7	5.2
Income tax expense	1.5	1.4	1.5	1.3
Net income	4.2%	4.0%	4.2%	3.9%
Operational Data:
Total stores at end of period	1,858	1,667	1,858	1,667
Comparable sales increase (decrease)	12.4%	(5.7)%	9.8%	(4.1)%
Average net sales per store (2)	$0.5	$0.5	$1.1	$1.0
Gross margin (3)	33.3%	32.7%	33.4%	32.6%

(1)Components may not add to total due to rounding.
(2)Only includes stores that opened before the beginning of the thirteen weeks ended and twenty-six weeks ended.
(3)Gross margin is equal to our net sales less our cost of goods sold as a percentage of our net sales.

Thirteen Weeks Ended August 2, 2025 Compared to the Thirteen Weeks Ended August 3, 2024
Net Sales
Net sales increased to $1,026.8 million in the thirteen weeks ended August 2, 2025 from $830.1 million in the thirteen weeks ended August 3, 2024, an increase of $196.7 million, or 23.7%. The increase was the result of a non-comparable sales increase of $98.4 million and a comparable sales increase of $98.3 million. The increase in non-comparable sales was primarily driven by the number of stores that opened in fiscal 2024 but have not been open for 15 full months and new stores that opened in fiscal 2025.
Comparable sales increased 12.4%. This increase resulted from increases of approximately 8.7% in the number of transactions and approximately 3.4% in the average dollar value of transactions.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $684.5 million in the thirteen weeks ended August 2, 2025 from $558.3 million in the thirteen weeks ended August 3, 2024, an increase of $126.2 million, or 22.6%. The increase in cost of goods sold was primarily the result of increases in merchandise cost of goods sold resulting from an increase in net sales and store occupancy costs resulting from new store openings.
Gross profit increased to $342.4 million in the thirteen weeks ended August 2, 2025 from $271.8 million in the thirteen weeks ended August 3, 2024, an increase of $70.6 million, or 26.0%. Gross margin increased to 33.3% in the thirteen weeks ended August 2, 2025 from 32.7% in the thirteen weeks ended August 3, 2024, an increase of approximately 60 basis points. The increase in gross margin was primarily the result of a decrease as a percentage of net sales in store occupancy costs, partially offset by an increase as a percentage of sales in merchandise cost of goods sold.
Selling, General and Administrative Expenses (including Depreciation and Amortization)
Selling, general and administrative expenses (including depreciation and amortization) increased to $290.0 million in the thirteen weeks ended August 2, 2025 from $230.3 million in the thirteen weeks ended August 3, 2024, an increase of $59.7 million, or 25.9%. As a percentage of net sales, selling, general and administrative expenses (including depreciation and amortization) increased approximately 50 basis points to 28.2% in the thirteen weeks ended August 2, 2025 from 27.7% in the thirteen weeks ended August 3, 2024. The increase in selling, general and administrative expenses (including depreciation and amortization) was the result of an increase of $33.5 million in store-related expenses primarily to support new and existing stores. Also contributing to the increase in selling, general and administrative expenses (including depreciation and amortization) was an increase of $26.2 million in corporate-related expenses primarily due to higher incentive compensation.
Income Tax Expense
Income tax expense increased to $15.1 million in the thirteen weeks ended August 2, 2025 from $11.6 million in the thirteen weeks ended August 3, 2024, an increase of $3.5 million or 31.0%. The increase in income tax expense was primarily due to the $13.3 million increase in pre-tax income and non-deductible expenses, partially offset by discrete items, which includes the impact of share-based accounting.
Our effective tax rate for the thirteen weeks ended August 2, 2025 was 26.2% compared to 25.9% in the thirteen weeks ended August 3, 2024. Our effective tax rate for the thirteen weeks ended August 2, 2025 was higher than the comparable prior year period primarily due to non-deductible expenses, partially offset by discrete items, which includes the impact of share-based accounting.
Net Income
As a result of the foregoing, net income increased to $42.8 million in the thirteen weeks ended August 2, 2025 from $33.0 million in the thirteen weeks ended August 3, 2024, an increase of $9.8 million or 29.6%.
Twenty-Six Weeks Ended August 2, 2025 Compared to the Twenty-Six Weeks Ended August 3, 2024
Net Sales
Net sales increased to $1,997.4 million in the twenty-six weeks ended August 2, 2025 from $1,641.9 million in the twenty-six weeks ended August 3, 2024, an increase of $355.5 million, or 21.6%. The increase was the result of a non-comparable sales increase of $201.8 million and a comparable sales increase of $153.7 million. The increase in non-comparable sales was primarily driven by the number of stores that opened in fiscal 2024 but have not been open for 15 full months and new stores that opened in fiscal 2025.
Comparable sales increased 9.8%. This increase resulted from increases of approximately 7.5% in the number of transactions and approximately 2.1% in the average dollar value of transactions.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $1,331.1 million in the twenty-six weeks ended August 2, 2025 from $1,106.6 million in the twenty-six weeks ended August 3, 2024, an increase of $224.5 million, or 20.3%. The increase in cost of goods sold was primarily the result of increases in merchandise cost of goods sold resulting from an increase in net sales and store occupancy costs resulting from new store openings.

Gross profit increased to $666.3 million in the twenty-six weeks ended August 2, 2025 from $535.3 million in the twenty-six weeks ended August 3, 2024, an increase of $131.0 million, or 24.5%. Gross margin increased to 33.4% in the twenty-six weeks ended August 2, 2025 from 32.6% in the twenty-six weeks ended August 3, 2024, an increase of approximately 80 basis points. The increase in gross margin was primarily the result of a decrease as a percentage of net sales in in store occupancy costs.
Selling, General and Administrative Expenses (including Depreciation and Amortization)
Selling, general and administrative expenses (including depreciation and amortization) increased to $563.1 million in the twenty-six weeks ended August 2, 2025 from $457.6 million in the twenty-six weeks ended August 3, 2024, an increase of $105.5 million, or 23.0%. As a percentage of net sales, selling, general and administrative expenses (including depreciation and amortization) increased approximately 30 basis points to 28.2% in the twenty-six weeks ended August 2, 2025 from 27.9% in the twenty-six weeks ended August 3, 2024. The increase in selling, general and administrative expenses (including depreciation and amortization) was the result of an increase of $70.6 million in store-related expenses primarily to support new and existing stores. Also contributing to the increase in selling, general and administrative expenses (including depreciation and amortization) was an increase of $34.9 million in corporate-related expenses primarily due to higher incentive compensation.
Income Tax Expense
Income tax expense increased to $30.5 million in the twenty-six weeks ended August 2, 2025 from $21.2 million in the twenty-six weeks ended August 3, 2024, an increase of $9.3 million or 43.6%. The increase in income tax expense was primarily due to the $28.7 million increase in pre-tax income, discrete items, which includes the impact of share-based accounting, and non-deductible expenses.
Our effective tax rate for the twenty-six weeks ended August 2, 2025 was 26.7% compared to 24.8% in the twenty-six weeks ended August 3, 2024. Our effective tax rate for the twenty-six weeks ended August 2, 2025 was higher than the comparable prior year period primarily due to discrete items, which includes the impact of share-based accounting, and non-deductible expenses.
Net Income
As a result of the foregoing, net income increased to $83.9 million in the twenty-six weeks ended August 2, 2025 from $64.5 million in the twenty-six weeks ended August 3, 2024, an increase of $19.4 million or 30.2%.
Liquidity and Capital Resources
Overview
Cash capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make cash capital expenditures of approximately $210 million in fiscal 2025, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations, cash on hand, investments and, as needed, borrowings under our Revolving Credit Facility. We expect to incur approximately $110 million of our cash capital expenditure budget in fiscal 2025 to construct and open approximately 150 net new stores, with the remainder projected to be spent on our store relocations and remodels, corporate infrastructure and shipcenter facilities.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on-hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility, which expires in September 2027, as needed, and we expect that funding to continue. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. As of August 2, 2025, we did not have any direct borrowings under our Revolving Credit Facility and had approximately $225 million available on the line of credit.

On November 27, 2023, our Board of Directors approved a new share repurchase program for up to $100 million of our common stock through November 27, 2026. In fiscal 2024, we purchased 266,997 shares at an aggregate cost of approximately $40.0 million, or an average price of $149.79 per share. There were no repurchases during the twenty-six weeks ended August 2, 2025. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
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
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024
Net cash provided by operating activities	$225.7	$97.7
Net cash provided by (used in) investing activities	8.7	(22.0)
Net cash used in financing activities	(3.4)	(46.4)
Net increase during period in cash and cash equivalents (1)	$231.0	$29.3
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for the twenty-six weeks ended August 2, 2025 was $225.7 million, an increase of $128.0 million compared to the twenty-six weeks ended August 3, 2024. The increase was primarily due to changes in working capital and an increase in operating cash flows from store performance, partially offset by an increase in income taxes paid.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the twenty-six weeks ended August 2, 2025 was $8.7 million, an increase of $30.7 million compared to the twenty-six weeks ended August 3, 2024. The increase was primarily due to a decrease in capital expenditures, partially offset by an increase in net purchases of investment securities and other investments.
Cash Used in Financing Activities
Net cash used in financing activities for the twenty-six weeks ended August 2, 2025 was $3.4 million, a decrease of $43.0 million compared to the twenty-six weeks ended August 3, 2024. The decrease was primarily due to a decrease in the repurchase and retirement of common stock.
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
From February 2, 2025 to August 2, 2025, we have entered into 85 new fully executed retail leases with average terms of approximately 10 years and other lease modifications that have future minimum lease payments of approximately $168.3 million.
Off-Balance Sheet Arrangements
For the thirteen weeks ended August 2, 2025, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of August 2, 2025, we had approximately $225 million available on the line of credit. The Credit Agreement provides that the interest rate payable on borrowings shall be, at the Company’s option, a per annum rate equal to (a) a base rate plus an applicable margin ranging from 0.125% to 0.50% or (b) SOFR plus a margin ranging from 1.12% to 1.50%. Letter of credit fees range from 1.125% to 1.50%. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended August 2, 2025, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
On August 1, 2024, a putative class action was filed against Five Below, Inc. and a certain former senior officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of our investors who purchased or otherwise acquired our publicly traded securities between March 20, 2024 and July 16, 2024. On September 16, 2024, a similar action was commenced against Five Below, Inc. in the same court on behalf of a class of investors who purchased or otherwise acquired our publicly traded securities between December 1, 2022 and July 16, 2024. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with various public statements made by us. On October 28, 2024, the court entered an order consolidating the actions and appointing the lead plaintiff. On January 13, 2025, lead plaintiff filed its Consolidated Amended Complaint. On March 14, 2025, Defendants filed their Motion to Dismiss the Consolidated Amended Complaint. On May 13, 2025, lead plaintiff filed a response in opposition to Defendants' Motion to Dismiss. Defendants filed their reply in support of their Motion to Dismiss on June 12, 2025. We intend to vigorously defend against these actions, which we believe to be without merit. The potential impact of these actions, which seek unspecified damages, attorneys’ fees and expenses, is uncertain.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table below sets forth the information with respect to repurchases of our common stock for the thirteen weeks ended August 2, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
First Quarter 2025	—	$—	—	$60,006,492
May 4, 2025 - May 31, 2025	—	$—	—	$60,006,492
June 1, 2025 - July 5, 2025	—	$—	—	$60,006,492
July 6, 2025 - August 2, 2025	—	$—	—	$60,006,492
Second Quarter 2025	—	$—	—	$60,006,492
(1) On November 27, 2023, our Board of Directors approved a new share repurchase program for up to $100 million of our common stock through November 27, 2026. In fiscal 2024, we purchased 266,997 shares at an aggregate cost of approximately $40.0 million, or an average price of $149.79 per share. This repurchase program does not include a specific timetable or price targets and there can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time. Shares may be repurchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. There were no repurchases during the twenty-six weeks ended August 2, 2025.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans - Directors and Section 16 Officers
During the thirteen weeks ended August 2, 2025, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement."

ITEM 6. EXHIBITS
(a) Exhibits

No.	Description
10.1
Letter Agreement, dated June 4, 2025, by and between Kristy Chipman and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2025)

10.2
Consulting Agreement, dated as of June 12, 2025, by and between Thomas G. Vellios and Five Below, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2025)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2025, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of August 2, 2025, February 1, 2025 and August 3, 2024; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks Ended August 2, 2025 and August 3, 2024; (iii) the Unaudited Consolidated Statements of Shareholders’ Equity for the Thirteen and Twenty-Six Weeks Ended August 2, 2025 and August 3, 2024; (iv) the Unaudited Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 2, 2025 and August 3, 2024 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

104*	Coverage Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE BELOW, INC.

Date: August 28, 2025	/s/ Winnie Y. Park
Winnie Y. Park
President and Chief Executive Officer (Principal Executive Officer)

Date: August 28, 2025	/s/ Kenneth R. Bull
Kenneth R. Bull
Chief Operating Officer and Interim Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)