Form 10-Q
period 2025-11-01
FIVE BELOW, INC
filed 2025-12-04
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2025
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of December 3, 2025 was 55,157,085.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	November 1, 2025	February 1, 2025	November 2, 2024
Assets
Current assets:
Cash and cash equivalents	$350,983	$331,718	$169,702
Short-term investment securities	173,515	197,073	46,941
Inventories	1,112,263	659,500	817,832
Prepaid income taxes and tax receivable	12,527	4,649	20,348
Prepaid expenses and other current assets	110,834	158,427	157,396
Total current assets	1,760,122	1,351,367	1,212,219
Property and equipment, net of accumulated depreciation and amortization of $889,949, $749,923, and $705,959, respectively.	1,252,212	1,261,728	1,259,768
Operating lease assets	1,743,865	1,706,542	1,692,978
Long-term investment securities	11,261	—	—
Other assets	21,858	19,937	20,354
	$4,789,318	$4,339,574	$4,185,319

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	519,651	260,343	352,180
Income taxes payable	82	51,998	—
Accrued salaries and wages	57,583	19,743	28,758
Other accrued expenses	184,530	149,495	143,388
Operating lease liabilities	335,087	274,863	351,062
Total current liabilities	1,096,933	756,442	875,388
Other long-term liabilities	8,760	8,210	8,962
Long-term operating lease liabilities	1,679,106	1,706,704	1,616,964
Deferred income taxes	54,283	59,891	68,153
Total liabilities	2,839,082	2,531,247	2,569,467
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,158,204, 55,028,682, and 55,010,438 shares, respectively.	550	549	549
Additional paid-in capital	173,964	152,471	147,453
Retained earnings	1,775,722	1,655,307	1,467,850
Total shareholders’ equity	1,950,236	1,808,327	1,615,852
	$4,789,318	$4,339,574	$4,185,319
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$1,038,293	$843,710	$3,035,667	$2,485,642
Cost of goods sold (exclusive of items shown separately below)	686,873	585,668	2,017,965	1,692,294
Selling, general and administrative expenses	259,238	215,367	728,054	594,362
Depreciation and amortization	48,877	43,281	143,131	121,933
Operating income (loss)	43,305	(606)	146,517	77,053
Interest income and other income, net	5,813	2,808	17,000	10,852
Income before income taxes	49,118	2,202	163,517	87,905
Income tax expense	12,613	515	43,102	21,751
Net income	$36,505	$1,687	$120,415	$66,154
Basic income per common share	$0.66	$0.03	$2.19	$1.20
Diluted income per common share	$0.66	$0.03	$2.17	$1.20
Weighted average shares outstanding:
Basic shares	55,151,044	55,007,054	55,089,878	55,067,467
Diluted shares	55,570,844	55,110,433	55,383,515	55,152,976
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, February 1, 2025	55,028,682	$549	$152,471	$1,655,307	$1,808,327
Share-based compensation expense	—	—	9,672	—	9,672
Issuance of unrestricted stock awards	2,039	—	169	—	169
Vesting of restricted stock units and performance-based restricted stock units	44,020	—	—	—	—
Common shares withheld for taxes	(15,526)	—	(1,254)	—	(1,254)
Net income	—	—	—	41,148	41,148
Balance, May 3, 2025	55,059,215	$549	$161,058	$1,696,455	$1,858,062
Share-based compensation expense	—	—	8,392		8,392
Issuance of unrestricted stock awards	982	—	134		134
Vesting of restricted stock units and performance-based restricted stock units	102,058	1	—		1
Common shares withheld for taxes	(19,436)	—	(2,581)		(2,581)
Issuance of common stock to employees under employee stock purchase plan	3,666	—	477		477
Net income	—	—	—	42,762	42,762
Balance, August 2, 2025	55,146,485	$550	$167,480	$1,739,217	$1,907,247
Share-based compensation expense	—	—	7,611	—	7,611
Issuance of unrestricted stock awards	763	—	121	—	121
Vesting of restricted stock units and performance-based restricted stock units	19,232	—	—	—	—
Common shares withheld for taxes	(8,276)	—	(1,248)	—	(1,248)
Net income	—	—	—	36,505	36,505
Balance, November 1, 2025	55,158,204	$550	$173,964	$1,775,722	$1,950,236

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, February 3, 2024	55,197,875	$551	$182,709	$1,401,696	$1,584,956
Share-based compensation expense	—	—	4,928	—	4,928
Issuance of unrestricted stock awards	626	—	112	—	112
Vesting of restricted stock units and performance-based restricted stock units	89,885	1	—	—	1
Common shares withheld for taxes	(33,953)	—	(6,652)	—	(6,652)
Repurchase and retirement of common stock	(182,327)	(2)	(30,149)	—	(30,151)
Net income	—	—	—	31,467	31,467
Balance, May 4, 2024	55,072,106	$550	$150,948	$1,433,163	$1,584,661
Share-based compensation expense	—	—	(454)	—	(454)
Issuance of unrestricted stock awards	1,834	—	114	—	114
Vesting of restricted stock units and performance-based restricted stock units	12,439	—	—	—	—
Common shares withheld for taxes	(938)	—	(105)	—	(105)
Repurchase and retirement of common stock	(84,670)	(1)	(10,074)	—	(10,075)
Issuance of common stock to employees under employee stock purchase plan	5,328	—	600	—	600
Net income	—	—	—	33,000	33,000
Balance, August 3, 2024	55,006,099	$549	$141,029	$1,466,163	$1,607,741
Share-based compensation expense	—	—	6,367	—	6,367
Issuance of unrestricted stock awards	1,767	—	168	—	168
Vesting of restricted stock units and performance-based restricted stock units	3,930	—	—	—	—
Common shares withheld for taxes	(1,358)	—	(111)	—	(111)
Net income	—	—	—	1,687	1,687
Balance, November 2, 2024	55,010,438	$549	$147,453	$1,467,850	$1,615,852
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024
Operating activities:
Net income	$120,415	$66,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,131	121,933
Share-based compensation expense	26,172	11,303
Deferred income tax (benefit) expense	(5,608)	1,410
Other non-cash expenses	946	861
Changes in operating assets and liabilities:
Inventories	(452,763)	(233,205)
Prepaid income taxes and tax receivable	(7,878)	(15,514)
Prepaid expenses and other assets	45,564	(6,889)
Accounts payable	256,202	96,900
Income taxes payable	(51,916)	(41,772)
Accrued salaries and wages	37,840	(1,270)
Operating leases	(4,697)	45,914
Other accrued expenses	38,125	21,288
Net cash provided by operating activities	145,533	67,113
Investing activities:
Purchases of investment securities and other investments	(246,311)	(4,508)
Sales, maturities, and redemptions of investment securities	258,608	245,696
Capital expenditures	(133,960)	(271,855)
Net cash used in investing activities	(121,663)	(30,667)
Financing activities:
Net proceeds from issuance of common stock	477	600
Repurchase and retirement of common stock	—	(40,226)
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	1	1
Common shares withheld for taxes	(5,083)	(6,868)
Net cash used in financing activities	(4,605)	(46,493)
Net increase (decrease) in cash and cash equivalents	19,265	(10,047)
Cash and cash equivalents at beginning of period	331,718	179,749
Cash and cash equivalents at end of period	$350,983	$169,702

Supplemental disclosures of cash flow information:
Non-cash investing activities
Increase (Decrease) in accrued purchases of property and equipment	$493	$(23,715)

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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of November 1, 2025, operated in 44 states, excluding Alaska, Hawaii, Idaho, Montana, Oregon, and Washington. As of November 1, 2025 and November 2, 2024, the Company operated 1,907 stores and 1,749 stores, respectively, each operating under the name “Five Below.”
The Company sells its merchandise on the internet, through the Company's fivebelow.com e-commerce website and mobile app, offering home delivery and the option to buy online and pick up in store. Additionally, the Company sells merchandise through on-demand third-party delivery services to enable its customers to shop online and receive convenient delivery.
(b)Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2025" or "fiscal 2025" refer to the period from February 2, 2025 to January 31, 2026, which is a 52-week fiscal year. References to "fiscal year 2024" or "fiscal 2024" refer to the period from February 4, 2024 to February 1, 2025, which is a 52-week fiscal year. The fiscal quarters ended November 1, 2025 and November 2, 2024 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended November 1, 2025 and November 2, 2024 refer to the thirty-nine weeks ended as of those dates.
(c)Basis of Presentation
The consolidated balance sheets as of November 1, 2025 and November 2, 2024, the consolidated statements of operations for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024, the consolidated statements of shareholders’ equity for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024 and the consolidated statements of cash flows for the thirty-nine weeks ended November 1, 2025 and November 2, 2024 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended November 1, 2025 and November 2, 2024. The balance sheet as of February 1, 2025, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2024 as filed with the Securities and Exchange Commission on March 20, 2025 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended February 1, 2025 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024 are not necessarily indicative of the consolidated operating results for the year ending January 31, 2026 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.

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
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software. This new guidance amends certain aspects of the accounting for and disclosure of costs incurred to develop internal use software by removing references to project stages of a software development project, which better aligns with current software development methods. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements.
(e)Use of Estimates
The preparation of the consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, net realizable value for inventories, income taxes, share-based compensation expense, and the incremental borrowing rate utilized in operating lease liabilities.
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
As of November 1, 2025, February 1, 2025 and November 2, 2024, the Company had cash equivalents of $317.0 million, $310.4 million and $150.3 million, respectively. The Company’s cash equivalents typically consist of cash management solutions, credit and debit card receivables, money market funds, corporate bonds and municipal bonds with original maturities of 90 days or less. Fair value for cash equivalents was determined based on Level 1 inputs.

As of November 1, 2025, February 1, 2025 and November 2, 2024, the Company's investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of November 1, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$173,515	$—	$63	$173,452
Total	$173,515	$—	$63	$173,452
Long-term:
Corporate bonds	$11,261	$—	$24	$11,237
Total	$11,261	$—	$24	$11,237

	As of February 1, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$197,073	$—	$115	$196,958
Total	$197,073	$—	$115	$196,958

	As of November 2, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$46,941	$—	$2	$46,939
Total	$46,941	$—	$2	$46,939
Short-term investment securities as of November 1, 2025, February 1, 2025 and November 2, 2024 all mature in one year or less. Long-term investment securities as of November 1, 2025 all mature after one year but less than two years.
(g)Prepaid Expenses and Other Current Assets
Prepaid expenses as of November 1, 2025, February 1, 2025 and November 2, 2024 were $38.2 million, $37.7 million, and $42.0 million, respectively. Other current assets as of November 1, 2025, February 1, 2025 and November 2, 2024 were $72.6 million, $120.7 million, and $115.4 million, respectively.
(h)Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $23.1 million, $25.7 million, and $25.5 million as of November 1, 2025, February 1, 2025 and November 2, 2024, respectively.
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
(j)Supply Chain Finance
The Company utilizes the supply chain finance program whereby qualifying suppliers may elect at their sole discretion to sell the Company's payment obligations to a designated third party financial institution. The amount of obligations outstanding under the supply chain finance program was $9.3 million, $0.7 million, and $1.4 million as of November 1, 2025, February 1, 2025 and November 2, 2024, respectively.

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
Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and snack and seasonal (dollars in thousands):

	Thirteen Weeks Ended
	November 1, 2025		November 2, 2024
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$446,684	43.0%	$361,790	42.9%
Fashion and home	332,502	32.0%	270,262	32.0%
Snack and seasonal	259,107	25.0%	211,658	25.1%
Total	$1,038,293	100.0%	$843,710	100.0%

	Thirty-Nine Weeks Ended
	November 1, 2025		November 2, 2024
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$1,352,099	44.5%	$1,110,520	44.7%
Fashion and home	925,520	30.5%	747,928	30.1%
Snack and seasonal	758,048	25.0%	627,194	25.2%
Total	$3,035,667	100.0%	$2,485,642	100.0%
(3) Leases
The Company determines if an arrangement contains a lease at the inception of a contract. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
During the thirteen weeks ended November 1, 2025, the Company committed to 28 new store leases with average terms of approximately 10 years that have future minimum lease payments of approximately $44.6 million.
All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of November 1, 2025 and November 2, 2024, the weighted average remaining lease term for the Company's operating leases was 7.1 years and 7.5 years, respectively, and the weighted average discount rate was 5.4% and 5.3%, respectively.

The following table is a summary of the Company's components for net lease costs (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Lease Cost	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Operating lease cost	$87,848	$79,990	$257,883	$230,001
Variable lease cost	25,700	23,129	77,376	68,102
Net lease cost*	$113,548	$103,119	$335,259	$298,103
* Excludes short-term lease cost, which is immaterial.

The following table summarizes the maturity of lease liabilities under operating leases as of November 1, 2025 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2025	$95,089
2026	387,481
2027	368,093
2028	345,345
2029	312,303
After 2029	916,925
Total lease payments	2,425,236
Less: imputed interest	411,043
Present value of lease liabilities	$2,014,193

The following table summarizes the supplemental cash flow disclosures related to leases (in thousands):

	Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (1)	$230,412	$180,885
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$205,024	$330,139
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

The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Numerator:
Net income	$36,505	$1,687	$120,415	$66,154
Denominator:
Weighted average common shares outstanding - basic	55,151,044	55,007,054	55,089,878	55,067,467
Dilutive impact of options, restricted stock units and employee stock purchase plan	419,800	103,379	293,637	85,509
Weighted average common shares outstanding - diluted	55,570,844	55,110,433	55,383,515	55,152,976
Per common share:
Basic income per common share	$0.66	$0.03	$2.19	$1.20
Diluted income per common share	$0.66	$0.03	$2.17	$1.20
The effects of the assumed vesting of restricted stock units for 20,040 shares of common stock for the thirteen weeks ended November 1, 2025 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
The effects of the assumed vesting of restricted stock units for 153,344 shares of common stock for the thirteen weeks ended November 2, 2024 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
The effects of the assumed vesting of restricted stock units for 83,636 shares of common stock for the thirty-nine weeks ended November 1, 2025 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
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
As of November 1, 2025, the Company had no borrowings under the Revolving Credit Facility and had approximately $220 million available on the Revolving Credit Facility, net of $5 million in outstanding letters of credit.
As of November 1, 2025 and November 2, 2024, the Company was in compliance with the covenants applicable to it under the Credit Agreement.
(6)Commitments and Contingencies
Commitments
Other Contractual Commitments
As of November 1, 2025, the Company has other purchase commitments of approximately $3.3 million consisting of purchase agreements for materials that will be used in the construction of new stores.

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
On August 1, 2024, a putative class action was filed against the Company and a certain former senior officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of the Company's investors who purchased or otherwise acquired the Company's publicly traded securities between March 20, 2024 and July 16, 2024. On September 16, 2024, a similar action was commenced against the Company in the same court on behalf of a class of investors who purchased or otherwise acquired the Company's publicly traded securities between December 1, 2022 and July 16, 2024. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company. On October 28, 2024, the court entered an order consolidating the actions and appointing lead plaintiff. On January 13, 2025, lead plaintiff filed its Consolidated Amended Complaint. On March 14, 2025, Defendants filed their Motion to Dismiss the Consolidated Amended Complaint. On May 13, 2025, lead plaintiff filed a response in opposition to Defendants' Motion to Dismiss. Defendants filed their reply in support of their Motion to Dismiss on June 12, 2025. The Motion to Dismiss was granted in part and denied in part on August 25, 2025 and the parties are now in the discovery phase.
In October 2024, the Company received two separate letters from purported shareholders demanding that the Company investigate certain potential derivative claims relating to the same circumstances and allegations included in the shareholder class action. The Company subsequently received four additional separate letters from purported shareholders making similar demands. In response, the Board of Directors formed a Special Litigation Committee, which has investigated the allegations contained in each of these letters, and on September 10, 2025, the Special Litigation Committee completed its investigation and determined that it would not be in the best interests of the Company to pursue litigation or take other steps in response to the demand letters. In October 2025, three of the purported shareholders filed derivative suits based on the allegations in their demand letters, two of which were filed in the United States District Court for the Eastern District of Pennsylvania and one of which was filed in Philadelphia County Court of Common Pleas.
The Company intends to vigorously defend against the foregoing actions, which the Company believes to be without merit. The potential impact of these actions, which seek unspecified damages, attorneys’ fees and expenses, is uncertain.
(7)Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2022 Equity Incentive Plan (the “Plan”), the Company’s Board of Directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key crew and professional service providers. The Plan allows for the issuance of up to a total of 4.3 million shares under the Plan. As of November 1, 2025, approximately 2.9 million stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s Board of Directors. Options granted to date generally vest over four years from the date of grant.
The fair value of each option award granted to crew, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted, forfeited or exercised during the thirty-nine weeks ended November 1, 2025, and there were no stock options outstanding as of November 1, 2025.

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
RSU and PSU activity during the thirty-nine weeks ended November 1, 2025 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of February 1, 2025	462,779	$104.60	183,864	$178.44
Granted	227,635	84.13	211,300	162.07
Vested	(141,765)	107.19	(23,545)	75.49
Forfeited	(58,343)	90.54	(60,217)	154.17
Non-vested balance as of November 1, 2025	490,306	$96.02	311,402	$179.81
In connection with the vesting of RSUs and PSUs during the thirty-nine weeks ended November 1, 2025, the Company withheld 43,238 shares with an aggregate value of $5.1 million in satisfaction of minimum tax withholding obligations due upon vesting.
In connection with the vesting of RSUs and PSUs during the thirty-nine weeks ended November 2, 2024, the Company withheld 36,249 shares with an aggregate value of $6.9 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of November 1, 2025, there was $41.7 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 1.9 years.
Share Repurchase Program
On November 27, 2023, the Company's Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through November 27, 2026. In fiscal 2024, the Company purchased 266,997 shares at an aggregate cost of approximately $40.0 million, or an average price of $149.79 per share. There were no repurchases during the thirty-nine weeks ended November 1, 2025. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
Since March 2018, the Company has purchased approximately 1.9 million shares for an aggregate cost of approximately $270 million.

(8)Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024 (dollars in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Income before income taxes	$49,118	$2,202	$163,517	$87,905
Income tax expense	$12,613	$515	$43,102	$21,751
Effective tax rate	25.7%	23.4%	26.4%	24.7%
The effective tax rates for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen weeks ended November 1, 2025 was higher than the thirteen weeks ended November 2, 2024 primarily due to non-deductible expenses, partially offset by discrete items, which includes the impact of share-based accounting. The effective tax rate for the thirty-nine weeks ended November 1, 2025 was higher than the thirty-nine weeks ended November 2, 2024 primarily due to non-deductible expenses and discrete items, which includes the impact of share-based accounting.
The Company had no material accrual for uncertain tax positions or interest and/or penalties related to income taxes on the Company’s balance sheets as of November 1, 2025, February 1, 2025 and November 2, 2024 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024.
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
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA contains numerous amendments to federal income tax provisions and has varying effective dates. The Company has evaluated and incorporated the effects of the legislation in its income tax provision for the thirty-nine weeks ended November 1, 2025. The legislation did not materially impact the Company's consolidated financial statements.
(9)Segment Reporting
The Company has one reportable and operating segment, which derives revenue from sales of the Company’s merchandise to customers at its 1,907 brick & mortar store locations, which operate in 44 states, and online at Fivebelow.com. No customer accounts for 10% or more of its revenues.
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

The following table details segment profit and loss for the Company's one reportable segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$1,038,293	$843,710	$3,035,667	$2,485,642
Cost of goods sold	686,873	585,668	2,017,965	1,692,294
Advertising costs	17,482	14,559	46,482	39,843
Store and corporate expenses	241,756	200,808	681,572	554,519
Depreciation and amortization	48,877	43,281	143,131	121,933
Interest income and other income, net	5,813	2,808	17,000	10,852
Income tax expense	12,613	515	43,102	21,751
Net income	$36,505	$1,687	$120,415	$66,154
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended February 1, 2025 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen and thirty-nine weeks ended November 1, 2025 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2025" or "fiscal 2025" refer to the period from February 2, 2025 to January 31, 2026, which is a 52-week fiscal year. References to "fiscal year 2024" or "fiscal 2024" refer to the period from February 4, 2024 to February 1, 2025, which is a 52-week fiscal year. The fiscal quarters ended November 1, 2025 and November 2, 2024 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended November 1, 2025 and November 2, 2024 refer to the thirty-nine weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.
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

Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiaries as "we," "us," or "our") is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality merchandise targeted at the tween and teen customer. We offer a dynamic, edited assortment of exciting products, with most priced at $5 and below, including select brands and licensed merchandise across our category worlds. In fiscal 2019, we rolled out new pricing to our full chain, increasing prices on certain products over $5. Most of our products remain at $5 and below. As of November 1, 2025, we operated 1,907 stores in 44 states.
We offer our merchandise on the internet, through our fivebelow.com e-commerce website and mobile app, offering home delivery and the option to buy online and pick up in store. Additionally, we sell merchandise through on-demand third-party delivery services to enable our customers to shop online and receive convenient delivery. All e-commerce sales, which includes shipping and handling revenue, are included in net sales and are included in comparable sales. Our e-commerce expenses will have components classified as both cost of goods sold and selling, general and administrative expenses (including depreciation and amortization).
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
Due to the 53rd week in fiscal 2023, comparable sales for the thirteen and thirty-nine weeks ended November 2, 2024 are reported on a restated calendar basis. Reference to the "restated calendar" is based on using the National Retail Federation's restated calendar comparing similar weeks, which are the thirteen weeks from August 4, 2024 to November 2, 2024 as compared to the thirteen weeks from August 6, 2023 to November 4, 2023 and the thirty-nine weeks from February 4, 2024 to November 2, 2024 as compared to the thirty-nine weeks from February 5, 2023 to November 4, 2023.
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
Cost of Goods Sold and Gross Profit
Gross profit is equal to our net sales less our cost of goods sold. Gross margin is gross profit as a percentage of our net sales. Cost of goods sold reflects the direct costs of purchased merchandise and inbound freight and tariffs, as well as shipping and handling costs, store occupancy, distribution and buying expenses. Shipping and handling costs include internal fulfillment and shipping costs related to our e-commerce operations. Store occupancy costs include rent, common area maintenance, utilities and property taxes for all store locations. Distribution costs include costs for receiving, processing, warehousing and shipping of merchandise from our shipcenters and between store locations. Buying costs include compensation expenses and other costs for our internal buying organization, including our merchandising and product development team and our planning and allocation group. These costs are significant and can be expected to continue to increase as our Company grows.
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
The components of our SG&A expenses may not be comparable to those of other retailers. We expect that our SG&A expenses will increase in future periods due to our continuing store growth. Variability in performance-based compensation expenses related to our business performance may cause SG&A expenses to be higher or lower than comparable periods. In addition, any increase in future share-based grants, modifications or forfeitures will impact our share-based compensation expense included in SG&A expenses.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$1,038.3	$843.7	$3,035.7	$2,485.6
Cost of goods sold (exclusive of items shown separately below)	686.9	585.7	2,018.0	1,692.3
Selling, general and administrative expenses	259.2	215.4	728.1	594.4
Depreciation and amortization	48.9	43.3	143.1	121.9
Operating income (loss)	43.3	(0.6)	146.5	77.1
Interest income and other income, net	5.8	2.8	17.0	10.9
Income before income taxes	49.1	2.2	163.5	87.9
Income tax expense	12.6	0.5	43.1	21.8
Net income	$36.5	$1.7	$120.4	$66.2
Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of items shown separately below)	66.2	69.4	66.5	68.1
Selling, general and administrative expenses	25.0	25.5	24.0	23.9
Depreciation and amortization	4.7	5.1	4.7	4.9
Operating income (loss)	4.2	(0.1)	4.8	3.1
Interest income and other income, net	0.6	0.3	0.6	0.4
Income before income taxes	4.7	0.3	5.4	3.5
Income tax expense	1.2	0.1	1.4	0.9
Net income	3.5%	0.2%	4.0%	2.7%
Operational Data:
Total stores at end of period	1,907	1,749	1,907	1,749
Comparable sales increase (decrease)	14.3%	0.6%	11.3%	(2.6)%
Average net sales per store (2)	$0.5	$0.5	$1.6	$1.5
Gross margin (3)	33.8%	30.6%	33.5%	31.9%

(1)Components may not add to total due to rounding.
(2)Only includes stores that opened before the beginning of the thirteen weeks ended and thirty-nine weeks ended.
(3)Gross margin is equal to our net sales less our cost of goods sold as a percentage of our net sales.

Thirteen Weeks Ended November 1, 2025 Compared to the Thirteen Weeks Ended November 2, 2024
Net Sales
Net sales increased to $1,038.3 million in the thirteen weeks ended November 1, 2025 from $843.7 million in the thirteen weeks ended November 2, 2024, an increase of $194.6 million, or 23.1%. The increase was the result of a comparable sales increase of $113.8 million and a non-comparable sales increase of $80.8 million. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2025 and the number of stores that opened in fiscal 2024 but have not been open for 15 full months.
Comparable sales increased 14.3%. This increase resulted from increases of approximately 7.2% in the number of transactions and approximately 6.7% in the average dollar value of transactions.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $686.9 million in the thirteen weeks ended November 1, 2025 from $585.7 million in the thirteen weeks ended November 2, 2024, an increase of $101.2 million, or 17.3%. The increase in cost of goods sold was primarily the result of increases in merchandise cost of goods sold resulting from an increase in net sales and store occupancy costs resulting from new store openings.
Gross profit increased to $351.4 million in the thirteen weeks ended November 1, 2025 from $258.0 million in the thirteen weeks ended November 2, 2024, an increase of $93.4 million, or 36.2%. Gross margin increased to 33.8% in the thirteen weeks ended November 1, 2025 from 30.6% in the thirteen weeks ended November 2, 2024, an increase of approximately 320 basis points. The increase in gross margin was primarily the result of a decrease as a percentage of net sales in merchandise cost of goods sold, which included lapping the impact of a non-recurring inventory write-off and the impact of lower inventory shrinkage. Also contributing to the increase in gross margin was a decrease as a percentage of net sales in store occupancy costs.
Selling, General and Administrative Expenses (including Depreciation and Amortization)
Selling, general and administrative expenses (including depreciation and amortization) increased to $308.1 million in the thirteen weeks ended November 1, 2025 from $258.6 million in the thirteen weeks ended November 2, 2024, an increase of $49.5 million, or 19.1%. As a percentage of net sales, selling, general and administrative expenses (including depreciation and amortization) decreased approximately 100 basis points to 29.7% in the thirteen weeks ended November 1, 2025 from 30.7% in the thirteen weeks ended November 2, 2024. The increase in selling, general and administrative expenses (including depreciation and amortization) was the result of an increase of $39.8 million in store-related expenses primarily to support new and existing stores. Also contributing to the increase in selling, general and administrative expenses (including depreciation and amortization) was an increase of $9.7 million in corporate-related expenses primarily due to higher incentive compensation.
Income Tax Expense
Income tax expense increased to $12.6 million in the thirteen weeks ended November 1, 2025 from $0.5 million in the thirteen weeks ended November 2, 2024, an increase of $12.1 million. The increase in income tax expense was primarily due to the $46.9 million increase in pre-tax income.
Our effective tax rate for the thirteen weeks ended November 1, 2025 was 25.7% compared to 23.4% in the thirteen weeks ended November 2, 2024. Our effective tax rate for the thirteen weeks ended November 1, 2025 was higher than the comparable prior year period primarily due to non-deductible expenses, partially offset by discrete items, which includes the impact of share-based accounting.
Net Income
As a result of the foregoing, net income increased to $36.5 million in the thirteen weeks ended November 1, 2025 from $1.7 million in the thirteen weeks ended November 2, 2024, an increase of $34.8 million.
Thirty-Nine Weeks Ended November 1, 2025 Compared to the Thirty-Nine Weeks Ended November 2, 2024
Net Sales
Net sales increased to $3,035.7 million in the thirty-nine weeks ended November 1, 2025 from $2,485.6 million in the thirty-nine weeks ended November 2, 2024, an increase of $550.1 million, or 22.1%. The increase was the result of a non-comparable sales increase of $282.6 million and a comparable sales increase of $267.5 million. The increase in non-comparable sales was primarily driven by the number of stores that opened in fiscal 2024 but have not been open for 15 full months and new stores that opened in fiscal 2025.
Comparable sales increased 11.3%. This increase resulted from increases of approximately 7.4% in the number of transactions and approximately 3.7% in the average dollar value of transactions.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $2,018.0 million in the thirty-nine weeks ended November 1, 2025 from $1,692.3 million in the thirty-nine weeks ended November 2, 2024, an increase of $325.7 million, or 19.2%. The increase in cost of goods sold was primarily the result of increases in merchandise cost of goods sold resulting from an increase in net sales and store occupancy costs resulting from new store openings.

Gross profit increased to $1,017.7 million in the thirty-nine weeks ended November 1, 2025 from $793.3 million in the thirty-nine weeks ended November 2, 2024, an increase of $224.4 million, or 28.3%. Gross margin increased to 33.5% in the thirty-nine weeks ended November 1, 2025 from 31.9% in the thirty-nine weeks ended November 2, 2024, an increase of approximately 160 basis points. The increase in gross margin was primarily the result of decreases as a percentage of net sales in store occupancy costs and merchandise cost of goods sold, which included lapping the impact of a non-recurring inventory write-off.
Selling, General and Administrative Expenses (including Depreciation and Amortization)
Selling, general and administrative expenses (including depreciation and amortization) increased to $871.2 million in the thirty-nine weeks ended November 1, 2025 from $716.3 million in the thirty-nine weeks ended November 2, 2024, an increase of $154.9 million, or 21.6%. As a percentage of net sales, selling, general and administrative expenses (including depreciation and amortization) decreased approximately 10 basis points to 28.7% in the thirty-nine weeks ended November 1, 2025 from 28.8% in the thirty-nine weeks ended November 2, 2024. The increase in selling, general and administrative expenses (including depreciation and amortization) was the result of an increase of $110.4 million in store-related expenses primarily to support new and existing stores. Also contributing to the increase in selling, general and administrative expenses (including depreciation and amortization) was an increase of $44.5 million in corporate-related expenses primarily due to higher incentive compensation.
Income Tax Expense
Income tax expense increased to $43.1 million in the thirty-nine weeks ended November 1, 2025 from $21.8 million in the thirty-nine weeks ended November 2, 2024, an increase of $21.3 million or 98.2%. The increase in income tax expense was primarily due to the $75.6 million increase in pre-tax income, non-deductible expenses, and discrete items, which includes the impact of share-based accounting.
Our effective tax rate for the thirty-nine weeks ended November 1, 2025 was 26.4% compared to 24.7% in the thirty-nine weeks ended November 2, 2024. Our effective tax rate for the thirty-nine weeks ended November 1, 2025 was higher than the comparable prior year period primarily due to non-deductible expenses and discrete items, which includes the impact of share-based accounting.
Net Income
As a result of the foregoing, net income increased to $120.4 million in the thirty-nine weeks ended November 1, 2025 from $66.2 million in the thirty-nine weeks ended November 2, 2024, an increase of $54.2 million or 82.0%.
Liquidity and Capital Resources
Overview
Cash capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make cash capital expenditures of approximately $200 million in fiscal 2025, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations, cash on hand, investments and, as needed, borrowings under our Revolving Credit Facility. We expect to incur approximately $110 million of our cash capital expenditure budget in fiscal 2025 to construct and open approximately 150 net new stores, with the remainder projected to be spent on our store relocations and remodels, corporate infrastructure and shipcenter facilities.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on-hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility, which expires in September 2027, as needed, and we expect that funding to continue. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. As of November 1, 2025, we did not have any direct borrowings under our Revolving Credit Facility and had approximately $220 million available on the line of credit, net of $5 million in outstanding letters of credit.

On November 27, 2023, our Board of Directors approved a new share repurchase program for up to $100 million of our common stock through November 27, 2026. In fiscal 2024, we purchased 266,997 shares at an aggregate cost of approximately $40.0 million, or an average price of $149.79 per share. There were no repurchases during the thirty-nine weeks ended November 1, 2025. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
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
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024
Net cash provided by operating activities	$145.5	$67.1
Net cash used in investing activities	(121.7)	(30.7)
Net cash used in financing activities	(4.6)	(46.5)
Net increase (decrease) during period in cash and cash equivalents (1)	$19.3	$(10.0)
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for the thirty-nine weeks ended November 1, 2025 was $145.5 million, an increase of $78.4 million compared to the thirty-nine weeks ended November 2, 2024. The increase was primarily due to an increase in operating cash flows from store performance, partially offset by an increase in income taxes paid and changes in working capital.
Cash Used in Investing Activities
Net cash used in investing activities for the thirty-nine weeks ended November 1, 2025 was $121.7 million, an increase of $91.0 million compared to the thirty-nine weeks ended November 2, 2024. The increase was primarily due to an increase in net purchases of investment securities and other investments, partially offset by a decrease in capital expenditures.
Cash Used in Financing Activities
Net cash used in financing activities for the thirty-nine weeks ended November 1, 2025 was $4.6 million, a decrease of $41.9 million compared to the thirty-nine weeks ended November 2, 2024. The decrease was primarily due to a decrease in the repurchase and retirement of common stock.
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
From February 2, 2025 to November 1, 2025, we have entered into 102 new fully executed retail leases with average terms of approximately 10 years and other lease modifications that have future minimum lease payments of approximately $193.5 million.
Off-Balance Sheet Arrangements
For the thirteen weeks ended November 1, 2025, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of November 1, 2025, we had approximately $220 million available on the line of credit, net of $5 million in outstanding letters of credit. The Credit Agreement provides that the interest rate payable on borrowings shall be, at the Company’s option, a per annum rate equal to (a) a base rate plus an applicable margin ranging from 0.125% to 0.50% or (b) SOFR plus a margin ranging from 1.12% to 1.50%. Letter of credit fees range from 1.125% to 1.50%. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended November 1, 2025, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
On August 1, 2024, a putative class action was filed against us and a certain former senior officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of our investors who purchased or otherwise acquired our publicly traded securities between March 20, 2024 and July 16, 2024. On September 16, 2024, a similar action was commenced against us in the same court on behalf of a class of investors who purchased or otherwise acquired our publicly traded securities between December 1, 2022 and July 16, 2024. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with various public statements made by us. On October 28, 2024, the court entered an order consolidating the actions and appointing the lead plaintiff. On January 13, 2025, lead plaintiff filed its Consolidated Amended Complaint. On March 14, 2025, Defendants filed their Motion to Dismiss the Consolidated Amended Complaint. On May 13, 2025, lead plaintiff filed a response in opposition to Defendants' Motion to Dismiss. Defendants filed their reply in support of their Motion to Dismiss on June 12, 2025. The Motion to Dismiss was granted in part and denied in part on August 25, 2025 and the parties are now in the discovery phase.
In October 2024, we received two separate letters from purported shareholders demanding that we investigate certain potential derivative claims relating to the same circumstances and allegations included in the shareholder class action. We subsequently received four additional separate letters from purported shareholders making similar demands. In response, the Board of Directors formed a Special Litigation Committee, which has investigated the allegations contained in each of these letters, and on September 10, 2025, the Special Litigation Committee completed its investigation and determined that it would not be in our best interests to pursue litigation or take other steps in response to the demand letters. In October 2025, three of the purported shareholders filed derivative suits based on the allegations in their demand letters, two of which were filed in the United States District Court for the Eastern District of Pennsylvania and one of which was filed in Philadelphia County Court of Common Pleas.
We intend to vigorously defend against the foregoing actions, which we believe to be without merit. The potential impact of these actions, which seek unspecified damages, attorneys’ fees and expenses, is uncertain.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table below sets forth the information with respect to repurchases of our common stock for the thirteen weeks ended November 1, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
Second Quarter 2025	—	$—	—	$60,006,492
August 3, 2025 - August 30, 2025	—	$—	—	$60,006,492
August 31, 2025 - October 4, 2025	—	$—	—	$60,006,492
October 5, 2025 - November 1, 2025	—	$—	—	$60,006,492
Third Quarter 2025	—	$—	—	$60,006,492
(1) On November 27, 2023, our Board of Directors approved a new share repurchase program for up to $100 million of our common stock through November 27, 2026. In fiscal 2024, we purchased 266,997 shares at an aggregate cost of approximately $40.0 million, or an average price of $149.79 per share. This repurchase program does not include a specific timetable or price targets and there can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time. Shares may be repurchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. There were no repurchases during the thirty-nine weeks ended November 1, 2025.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans - Directors and Section 16 Officers
On September 12, 2025, George Hill, Chief Retail Officer of the Company, adopted a trading plan that (i) is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended; (ii) provides for the sale of up to 7,500 shares of the Company's common stock; and (iii) expires on June 12, 2026.

ITEM 6. EXHIBITS
(a) Exhibits

No.	Description
10.1
Letter Agreement, dated August 25, 2025, by and between Dan Sullivan and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2025).

10.2	Letter Agreement, dated September 24, 2025, by and between Michelle Israel and Five Below, Inc. (filed herewith)

10.3	Letter Agreement, dated October 1, 2025, by and between Ronald J. Masciantonio and Five Below, Inc. (filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2025, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of November 1, 2025, February 1, 2025 and November 2, 2024; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended November 1, 2025 and November 2, 2024; (iii) the Unaudited Consolidated Statements of Shareholders’ Equity for the Thirteen and Thirty-Nine Weeks Ended, November 1, 2025 and November 2, 2024; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 1, 2025 and November2, 2024 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

104*	Coverage Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE BELOW, INC.

Date: December 4, 2025	/s/ Winnie Y. Park
Winnie Y. Park
President and Chief Executive Officer (Principal Executive Officer)

Date: December 4, 2025	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)