Form 10-K
period 2026-01-31
FIVE BELOW, INC
filed 2026-03-19
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026

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

As of August 1, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of common stock (based upon the last reported sales price on The Nasdaq Global Select Market) held by non-affiliates of the registrant was approximately 7,261,931,467.
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 18, 2026 was 55,238,434.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2026 Annual Meeting of Shareholders (hereinafter referred to as the “Proxy Statement”) are incorporated by reference into Part III of this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or present facts or conditions, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the introduction of new merchandise, and the implementation of our marketing and branding strategies. Forward looking statements frequently are identified by terms such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology.

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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2026" or "fiscal 2026" refer to the period from February 1, 2026 to January 30, 2027, which consists of a 52-week fiscal year. References to "fiscal year 2025" or "fiscal 2025" refer to the period from February 2, 2025 to January 31, 2026, which consists of a 52-week fiscal year. References to "fiscal year 2024" or "fiscal 2024" refer to the period from February 4, 2024 to February 1, 2025, which consists of a 52-week fiscal year. References to "fiscal year 2023" or "fiscal 2023" refer to the period from January 29, 2023 to February 3, 2024, which consists of a 53-week fiscal year. References to 2026, 2025, 2024, and 2023 are to our fiscal years unless otherwise specified.
Our Company
Five Below is a specialty value retailer offering trend-right, high-quality products loved by the kid and the kid in all of us. We believe life is better when customers are free to “let go & have fun” in an amazing experience filled with unlimited possibilities. We offer a dynamic, edited assortment of exciting products, most priced at $5 and below, including select brands and licensed merchandise across eight worlds: Candy, Style, Party, Room, Create, Tech, Sports and New & Now. Based on our management’s experience and industry knowledge, we believe our customer-centric, experience-first, innovative approach to retail has led to a loyal customer base and has fostered universal appeal across a variety of age groups beyond our target demographic.
We opened the first Five Below store in the greater Philadelphia area in 2002 and, since then, have been expanding throughout the United States. As of January 31, 2026, we operated a total of 1,921 locations across 46 states. Our new store model assumes a store size of approximately 9,500 square feet and is typically located within power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets. We opened 150 net new stores in fiscal 2025 and we plan to open approximately 150 net new stores in fiscal 2026. We believe that we have the opportunity to grow our store base to more than 3,500 locations over time.
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

We believe that our business model has resulted in strong financial performance when considered in light of the economic environment:
•Our comparable sales increased by 12.8% in fiscal 2025, decreased by 2.7% in fiscal 2024, and increased by 2.8% in fiscal 2023.
•We expanded our store base from 1,544 stores at the end of fiscal year 2023 to 1,921 stores at the end of fiscal year 2025, representing a compounded annual growth rate of 11.5%.
•Between fiscal 2023 and 2025, our net sales increased from $3.6 billion to $4.8 billion, representing a compounded annual growth rate of 15.7%. Over the same period, our operating income increased from $385.6 million to $457.4 million, representing a compounded annual growth rate of 8.9%.

Our Competitive Strengths
We believe the following strengths differentiate Five Below from competitors and are the key drivers of our success:

•Unique Focus on our Target Customer Demographic.    We target our customers with trend-right merchandise at differentiated price points. We have built our concept to appeal to this customer base, which we believe to be economically influential and resilient based on our industry knowledge and experience, as well as their parents and others who shop for them. Our brand concept, merchandising strategy and store ambience work in concert to create an upbeat and vibrant retail experience that is designed to appeal to our target audience, drive traffic to our stores and website, and keep our customers engaged throughout their visits. We monitor trends in the ever-changing markets and are able to quickly identify and respond to trends. Our price points enable our younger customers to shop independently, often using their own money to make frequent purchases of items geared primarily to them and to exercise self-expression through their independent retail purchases.

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
Growth Strategy
We believe we can grow our net sales and earnings by executing on the following strategies:

•Grow Our Store Base.    We believe there is significant opportunity to expand our store base throughout the United States from 1,921 locations as of January 31, 2026 to more than 3,500 locations within the United States over time. Based upon our strategy of store densification, we expect most of our near-term growth will occur within our existing markets, as well as new markets. This strategy allows us to benefit from enhanced brand awareness and achieve operational efficiencies. We opened 227 net new stores in fiscal 2024 and 150 net new stores in fiscal 2025, and we plan to open approximately 150 net new stores in fiscal 2026. Our new store model assumes approximately 9,500 square feet and is primarily in locations within power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets. We have a talented and disciplined real estate management team and a rigorous real estate site selection process. We analyze the demographics of the surrounding trade areas and the performance of adjacent retailers, as well as traffic and specific site characteristics and other variables. As of January 31, 2026, we have executed lease agreements for the opening of 73 new stores in fiscal 2026.

•Drive Comparable Sales.    We expect to generate positive comparable sales growth by continuing to hone and refine our dynamic merchandising offering and differentiated in-store shopping experience. We intend to increase our brand awareness through cost-effective marketing efforts and enthusiastic customer engagement. We believe that executing these strategies will increase the frequency of purchases by our existing customers and attract new customers to our stores.

•Increase Brand Awareness.    We have a cost-effective marketing strategy designed to promote brand awareness and drive store and website traffic. Our strategy predominantly includes the use of digital advertising, influencer partnerships, seasonal campaigns, philanthropic and local community marketing to support existing and new market entries. We leverage our growing e-mail database, mobile website, mobile app and social media presence to drive brand engagement and increase store visits within existing and new markets. We believe that our digital experience is an extension of our brand and retail stores, serving as a marketing and customer engagement tool for us. Our digital experience allows us to continue to build brand awareness, grow online sales and expand our customer base.

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

Our Merchandise
Strategy
We offer a dynamic, edited assortment of trend-right, high-quality products, with most priced at $5 or below, including select brands and licensed merchandise, with broad appeal for the kid and the kid in all of us. We believe we offer a differentiated shopping experience with a unique merchandising strategy and high-energy retail concept that our customers consider fun and exciting. Based on management’s experience and industry knowledge, we believe our compelling value proposition and the dynamic nature of our merchandise offering has fostered universal appeal to customers across a variety of age groups beyond our target demographic.
Our typical store features in excess of 4,000 products across a number of our category worlds including Candy, Style, Party, Room, Create, Tech, Sports, and New & Now. We focus our merchandising strategy on maintaining core categories within our stores but aim to generate high item velocity and sell-through to keep our assortment fresh and drive repeat visits. We monitor trends in our target demographic market, historical sales trends of current and prior products and the success of new product launches to ensure that our merchandise is relevant for our customers. We have a highly planned merchandise strategy focused on trend-right and everyday products supplemented by selected opportunistic purchases from our vendors to drive traffic and therefore offer our customers a consistently exciting shopping experience.
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
Product Mix
We organize the merchandise in our stores into the following category worlds:
•Candy: Consists of an assortment of classic and novelty candy bars and movie-size box candy, seasonal-related candy as well as gum and snack food. We also sell chilled drinks via coolers.
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
•Create: Consists of a broad assortment of craft activity kits along with a wide range of arts and crafts supplies including markers, paint, canvas, compounds, slime, beads, and stickers. Our selection also features trend-right craft activities and school supplies, many from leading national brands.
•Tech: Consists of a wide assortment of products to keep you connected to your friends, your life, and your social world, such as cell phone cables and chargers, power banks, phone cases and accessories, screen protectors, auto phone accessories, and computer and tablet accessories. We also carry a broad range of extreme value earbuds, headphones and speakers.

•Sports: Consists of a wide assortment of sport balls, sports accessories and fitness products, including hand weights and yoga mats designed to support active lifestyles. We also offer a broad assortment of toys, including brand name board games, puzzles, action figures, construction sets, remote control, collectibles, novelty toys and plush. In the summer season, we expand our offering to include outdoor toys for the pool and beach.
•New & Now: Consists of seasonally relevant items curated to help the customer celebrate key occasions and milestones, such as Holiday, Easter, Halloween, Summer and Back to School. These fresh, timely products are featured prominently to create an impact seasonal statement.

Set forth below is data for the following groups of products – leisure, fashion and home, and snack and seasonal. The percentage of net sales represented by each product group for each of the last three fiscal years was as follows:

	Percentage of Net Sales
	2025	2024	2023
Leisure	44.5%	44.3%	46.2%
Fashion and home	30.9%	30.2%	29.3%
Snack and seasonal	24.6%	25.5%	24.5%
Total	100.0%	100.0%	100.0%
Leisure includes items such as sporting goods, games, toys, tech, books, electronic accessories, arts and crafts, and party. Fashion and home include items such as personal accessories, “attitude” t-shirts, beauty offerings, home goods and storage options. Snack and seasonal include items such as seasonal goods, greeting cards, candy and other snacks, and beverages.
Our Stores
As of January 31, 2026, we operated 1,921 stores throughout the United States. Our new store model assumes a store size of approximately 9,500 square feet. Our stores are primarily located in power, community, and lifestyle shopping centers; approximately 4% of our stores are located in malls. The following map shows the number of stores in each of the states in which we operated and the locations of our shipcenters as of January 31, 2026.

7
1
17
159
20
1
4
4
12
31
17
40
7
26
177
27
17
44
16
24
32
83
63
40
78
36
53
20
40
57
179
11
57
50
30
122
104
1
4
9
36
7
29
68
6
54
1
Existing Store Locations
Existing Shipcenter Locations

Store Design and Layout
We present our products in a unique and engaging in-store atmosphere. We maintain a floor layout designed with an easy-to-navigate flow and featuring sightlines across the entire store enabling customers to easily identify our category worlds. All of our stores feature a sound system playing popular music throughout the shopping day. We employ novel and dynamic techniques to display our products, including distinctive merchandise fixtures with colorful and stimulating signage, which attract customers, encourage hands-on interaction with our products and convey our value pricing. In addition to traditional perimeter and gondola shelving, racks and tables, we utilize innovative approaches such as wheelbarrows, oil drums and bins strategically placed throughout our stores. These techniques foster customer interaction with products, encourage customers to navigate the entire store while supporting the strong relationship we strive to develop with our customers and enhance our upbeat and vibrant shopping environment.
Each of our category worlds is strategically located within our stores in an effort to enhance the customer’s shopping experience. For example, our New & Now offerings are located in the front of the store with the goal of catching customers’ attention and being “top of mind,” with specially featured extreme value and other key items that are positioned along the center aisle. Impulse items and “dollar value” items surround the checkout areas to encourage and capture add-on purchases.
Expansion Opportunities and Site Selection
We seek to operate stores in high-visibility, high-traffic retail venues, in areas with young families with kids, which reinforce our brand message, heighten brand awareness and drive customer traffic.
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
We believe there is a significant opportunity to expand our store base in the United States. We opened 150 net new stores in fiscal 2025 and we plan to open approximately 150 net new stores in fiscal 2026 through expansion in existing markets and by entering new markets. We maintain a pipeline of real estate sites that have been approved by our real estate committee and have executed 73 leases as of January 31, 2026 for new stores in fiscal 2026. The actual number, location, and timing of new store openings in 2026 will depend on a number of factors, such as retail trends, competition, the general economic environment, and our ability to hire and retain new store managers and crew. Our recent store growth is summarized in the following table:

Period	Stores at Start of Period	Stores Opened	Stores Closed	Net Store Increase	Stores at End of Period
Fiscal 2023	1,340	205	1	204	1,544
Fiscal 2024	1,544	228	1	227	1,771
Fiscal 2025	1,771	157	7	150	1,921
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
Store Operations
Each of our stores is managed by a store manager and one or two assistant managers who oversee full-time and part-time crew within each store. Each store manager is responsible for the day-to-day operations of his or her store, including the unit’s operating results, customer service levels, maintaining a clean and appealing store environment and the hiring, training and development of crew. We also employ district managers who are responsible for overseeing the operations of 10 to 15 stores, on average, regional directors who are responsible for overseeing the operations of our district managers, and divisional vice presidents who are responsible for overseeing the operations of our regional directors.
We are guided by a philosophy that recognizes strong sales performance and customer service, allowing us to identify and reward crew who meet our high-performance standards. Store managers participate in a rewarding bonus incentive program. We also recognize individual performance through internal promotions and provide extensive opportunities for advancement.
Our crew are critical to achieving our goals, and we strive to hire talented people with high energy levels and who are motivated to learn, grow and engage with our brand. We have well-established store operating policies and procedures and an in-store training program for new store managers, assistant managers and store associates. In addition, we have a dedicated group of training and new store opening managers who are focused on ensuring a consistent new store opening and remodel process and who leverage their extensive experience and knowledge of Five Below to deliver hands on training to all of our store managers. Our customer service and store procedure training programs are designed to enable crew to assist customers in a friendly manner and to help create a positive sales-driven environment as well as teach successful merchandising, operating and people focused practices.
Merchandising, Sourcing and Distribution
We have developed a disciplined approach to buying and a dynamic inventory planning and allocation process to support our merchandising strategy.
Merchandising
Our merchandising team consists of a Chief Merchandising Officer, who reports directly to our Chief Executive Officer, and is supported by an extensive team of merchandising crew. Our merchandising team works directly with our product development team and our central planning and allocation group to ensure consistent delivery of products across our store base. Our Chief Merchandising Officer has approximately 35 years of experience within the retail sector. Our product development team works directly with our merchandising group to identify new and improved products through international sourcing and has significant experience within the retail sector.
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
We work with approximately 1,000 vendors, with no single vendor representing more than 5% of our purchases in fiscal 2025. We sourced approximately 60% of our purchases from domestic vendors in fiscal 2025. We typically have no long-term supply agreements or exclusive arrangements with our vendors.

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
For our direct-to-customer e-commerce business, we distribute our merchandise from our shipcenter in Indianapolis, Indiana.
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
As a result of the significant expansion of our network of distribution facilities over the last several years, including the opening of our Indianapolis, Indiana shipcenter in June 2022, we ceased operations at our shipcenters in Olive Branch, Mississippi and Cincinnati, Ohio in the first half of fiscal 2022 as well as the e-commerce shipcenter operations in our Pedricktown, New Jersey shipcenter in the first half of fiscal 2023 and in our Buckeye, Arizona shipcenter in the back half of fiscal 2025.
Marketing and Advertising
Our cost-effective marketing and advertising strategy is designed to promote brand awareness, enhance customer engagement, and drive store and website traffic with our target demographic, as well as other value-oriented customers. Our marketing efforts focus on promoting our unique experience whether in-store, online, or through our mobile app. Our strategy includes highlighting our brand, exceptional value and quality proposition predominantly through the use of digital advertising, influencer partnerships, seasonal campaigns, and local marketing efforts to maximize our reach and growth objectives. Additionally, we rely on the strong visibility and the presence of our store locations, email messaging and philanthropic community fundraising to promote and further our brand image and awareness to drive traffic. Our digital experience, anchored by our mobile e-commerce website, mobile app and social media presence is growing rapidly as we utilize Instagram, TikTok and Facebook to engage our customers with compelling digital content on a frequent basis.
Our marketing team is led by a Chief Marketing and Omnichannel Officer, who reports directly to our Chief Executive Officer, and works with our merchandising team to develop novel and dynamic techniques to display our products, including distinctive merchandise fixtures and colorful and stimulating signage, which attract customers, encourage hands-on interaction with our quality products and convey our value pricing.
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
The principal basis upon which we compete is by offering a dynamic, edited assortment of trend-right products, with most priced at $5 and below and also inclusive of select brands and licensed merchandise, loved by the kid and the kid in all of us. We believe we are transforming the shopping experience of our target demographic with a unique merchandising strategy and high-energy retail concept that our customers consider fun and exciting. Our success also depends in substantial part on our ability to respond quickly to trends so that we can meet the changing demands of our customers. We believe that we compare favorably relative to many of our competitors based on our merchandising strategy, edited product assortment targeted at our customers, store environment, flexible real estate strategy and company culture. Nonetheless, certain of our competitors have greater financial, distribution, marketing and other resources than we do.

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

•Wow Our Customers
•Unleash Your Passion
•Hold the Penny Hostage
•Achieve the Impossible
•Work Hard, Have Fun and Build a Career

Crew
As of January 31, 2026, we employed approximately 7,800 full-time and 16,800 part-time crew. Of our total crew, approximately 600 were corporate, approximately 1,000 were based at our shipcenters in Pedricktown, New Jersey, Forsyth, Georgia, Conroe, Texas, Buckeye, Arizona, and Indianapolis, Indiana and approximately 23,000 were store crew located in 46 states throughout the United States. The number of part-time crew fluctuates depending on seasonal needs. None of our crew belong to a union or are party to any collective bargaining or similar agreement.

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

As an equal opportunity employer, we comply with all federal, state and local laws. This means that we make all employment decisions (such as who to recruit, hire, train, promote, transfer, and terminate, as well as compensation decisions) without considering a crew’s or applicant’s sex, race, religion, color, gender (including gender identity and gender expression), national origin, ancestry, physical or mental disability, medical condition, genetic information, marital status, registered domestic partner status, age, sexual orientation, military and veteran status or any other characteristic protected by federal, state or local law.

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
In 2025 a large percentage of our crew participated in the survey, and the results demonstrated that our overall engagement levels continue to outperform the Gallup Retail Industry Company Database Levels in the United States.

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
Our financial performance could be adversely impacted by inflation, which is subject to market conditions. Inflationary pressures on the products we sell could impact our net sales and earnings. If the cost of goods changes as a result of inflation, we may be unable to adjust our retail prices accordingly, which could adversely impact our sales or earnings. In recent years we've experienced levels of inflation that are generally higher than historical levels, resulting in part from various supply disruptions, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, monetary policy actions, and other disruptions in economic environment. While we have been able to mitigate this impact to date through our pricing strategies, we are unable to predict how long the current inflationary environment will continue or the impact of inflationary trends on consumer behavior and our sales and profitability in the future. Additionally, commodities can be subject to availability constraints and price volatility caused by weather, supply conditions, political instability, government regulations, tariffs, energy prices, recession risks and potential effects, general economic conditions and other unpredictable factors. Changes in commodity prices could also negatively impact our sales and earnings if our competitors react more aggressively.
We may not be able to successfully implement our growth strategy on a timely basis or at all, which could harm our growth and results of operations.
Our growth is dependent on our ability to open profitable new stores. We believe we have an opportunity to continue to grow our store base from 1,921 stores in 46 states as of January 31, 2026 to more than 3,500 locations over time.
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
Our reliance on merchandise manufactured outside of the United States subjects us to legal, regulatory, political and economic risks. In particular, tariffs imposed by the U.S. government have increased, and could further increase, the cost to us of certain products, which lowers our margins, increases our import related expenses, causes us to increase our prices to consumers, and reduces consumer spending on discretionary items, each of which could have a material adverse effect on our business, financial condition and results of future operations.
A significant majority of our merchandise is manufactured outside of the United States, with China as the single largest source of merchandise we import and source from domestic vendors. Changes in the prices and flow of the goods we import and source from domestic vendors, for any reason, could continue to have an adverse impact on our operations. The United States and other countries have occasionally proposed and enacted protectionist trade policies, which may result in changes in tariff structures and trade policies and restrictions that could increase the cost or reduce the availability of certain merchandise to a greater extent than presently. The trade issues between the United States and China and other countries may continue to be volatile and difficult to predict or forecast.
In particular, recent U.S. tariffs imposed or threatened to be imposed on China, Mexico, Canada, and other countries (including after the U.S. Supreme Court invalidated certain tariffs imposed under the International Emergency Economic Powers Act (the “IEEPA Decision”)) and any retaliatory actions taken by such countries could result in lower gross margins on impacted products, unless we are able to successfully take any one or more of the following mitigating actions: negotiate lower product costs with our vendors, purchase products produced in countries with no or lower tariffs or transition away from domestic vendors who source from China or other tariff impacted countries, increase our prices, or alter or cease offering certain products. Any increase in pricing, alteration of products or reduced product offering could reduce the competitiveness of our products, particularly if our competitors do not keep pace with any such changes or are able to offset the impact of tariffs through other actions. Furthermore, in response to tariffs announced by the United States, China and other countries have imposed additional tariffs on certain exports from the United States. These and any future tariffs that may be imposed by the United States, or other retaliatory countermeasures imposed by countries subject to such tariffs, such as China, could increase our, or our vendors’, import expenses. Additionally, even if the products we import are not directly impacted by additional tariffs, the imposition of such additional tariffs on goods imported into the United States could cause increased prices for consumer goods in general, which could have a negative impact on consumer spending for discretionary items reducing demand for our products. Further, following the IEEPA Decision, there remains significant uncertainty regarding the processes that will govern refund claims related to the invalidated tariffs, the timing of any potential refunds, and the ultimate amounts, if any, that we may recover. These direct and indirect impacts of increased tariffs or trade restrictions implemented by the United States, both individually and cumulatively, could have a material adverse effect on our business, financial condition and results of future operations.
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
We, like many retailers, are and may in the future be subject to increasing operational costs, including escalating product costs, the imposition of tariffs on imported goods, and higher wage and benefits costs in response to legislative requirements and competitive pressures. From time to time, we may implement price increases in an effort to mitigate some or all of the risks of operational cost increases. We can offer no assurances that price increases will be accepted by our customers, or that price increases will be sufficient to offset the impact of future cost increases. In addition, any increase in our prices may cause our unit sales to decline and could undermine our positioning as an extreme value retailer making us less attractive to our customers and less competitive in the marketplace. Accordingly, such factors could have a material adverse effect on our business, financial condition and results of future operations.
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
We maintain shipcenters in Pedricktown, New Jersey, Forsyth, Georgia, Conroe, Texas, Buckeye, Arizona, and Indianapolis, Indiana. We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional shipcenters. In March 2019, we completed the purchase of an approximately 700,000 square foot shipcenter in Forsyth, Georgia, which we began operating in April 2019, and expanded to approximately 1,100,000 square feet in the first half of 2024. In August 2019, we acquired land in Conroe, Texas to build an approximately 860,000 square foot shipcenter, which we began operating in July 2020. In July 2020, we acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot shipcenter, which we began operating in August 2021, and expanded to approximately 1,200,000 square feet in the second half of 2024. In March 2021, we acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot shipcenter, which we began operating in June 2022. As a result of the significant expansion of our network of distribution facilities over the last several years, including the opening of our Indianapolis, Indiana shipcenter in June 2022, we ceased operations at our shipcenters in Olive Branch, Mississippi and Cincinnati, Ohio in the first half of fiscal 2022 as well as the e-commerce shipcenter operations in our Pedricktown, New Jersey shipcenter in the first half of fiscal 2023 and in our Buckeye, Arizona shipcenter in the back half of fiscal 2025. Delays in opening any new shipcenters could adversely affect our future operations by slowing store growth, which could in turn reduce sales growth. In addition, any distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as: shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of any future projects, including the opening of any new shipcenters could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that any future projects will be completed on time or within established budgets.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Moreover, our proprietary, confidential, and/or sensitive information could be leaked, disclosed, or revealed as a result of or in connection with the use of generative artificial intelligence technologies.
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
Our inventory balance represented approximately 17% of our total assets as of January 31, 2026. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, or if our expectations about customer spending levels are inaccurate, we may have to take unanticipated markdowns to dispose of excess inventory, which also can adversely impact our financial results. We have historically experienced loss of inventory (also called “inventory shrink”, “shrink”, or "shrinkage") due to damage, theft, and other causes and have recently seen inventory shrink reach higher than historic levels. Although we are making every effort to minimize inventory shrinkage, we cannot assure you that incidences of inventory loss and theft will decrease in the future, or that the measures we are taking will effectively address the problem. We continue to focus on ways to reduce these risks, but we cannot assure you that we will be successful in our inventory management. If we are not successful in managing our inventory balances, our profitability and cash flows from operations may be negatively affected.

Our business requires that we lease substantial amounts of space and there can be no assurance that we will be able to continue to lease space on terms as favorable as the leases negotiated in the past.
Currently, we lease all of our store locations, as well as our corporate headquarters and distribution facility in Pedricktown, New Jersey (and own our shipcenters in Forsyth, Georgia, Conroe, Texas, Buckeye, Arizona and Indianapolis, Indiana). As a result of the significant expansion of our network of distribution facilities over the last several years, including the opening of our Indianapolis, Indiana shipcenter in June 2022, we ceased operations at our shipcenters in Olive Branch, Mississippi and Cincinnati, Ohio in the first half of fiscal 2022 as well as the e-commerce shipcenter operations in our Pedricktown, New Jersey shipcenter in the first half of fiscal 2023 and in our Buckeye, Arizona shipcenter in the back half of fiscal 2025. Our stores are leased from third parties, with typical initial lease terms of ten years. Many of our lease agreements also have additional five-year renewal options. Historically, we have been able to negotiate terms that fit within our economic model and that we believe are favorable; however, there is no guarantee that we will be able to continue to negotiate such terms. Consolidation in the commercial retail real estate market could affect our ability to successfully negotiate favorable rental terms for our stores in the future. Should significant consolidation occur, a large proportion of our store base could be concentrated with one or a few landlords that would then be in a position to dictate unfavorable terms to us due to their significant negotiating leverage. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. Increases in our occupancy costs and difficulty in identifying economically suitable new store locations could have significant negative consequences, which include:
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
Our business is seasonal, with the highest percentage of sales (approximately 40% of total annual sales over the last two fiscal years) occurring during the fourth fiscal quarter (November, December and January), which includes the year-end holiday season. This increased percentage of net sales has historically resulted in the highest percentages of net income during the fourth fiscal quarter. We purchase substantial amounts of inventory in the third fiscal quarter (October) and beginning of the fourth fiscal quarter (November and December) and incur higher shipping costs and higher payroll costs in anticipation of the increased sales activity during these time periods. Adverse events, such as inclement or unusual weather, deteriorating economic conditions, recession risks and potential effects, higher unemployment, increased wage rates, higher gas prices or public transportation disruptions, could result in lower-than-planned sales during the holiday season which may lead to unanticipated markdowns. Since we rely on third parties for transportation and use third-party warehouses when we build up inventory, a number of these factors are outside of our control. Our holiday sales are also materially impacted by the length of the holiday selling season. In years when the selling season is shorter than typical due to the timing of the major holidays, our retail sales could be negatively impacted. In addition, the occurrence of any other operational disruptions during a shorter holiday period could have a heightened negative impact. An unsuccessful fourth quarter, or holiday season, will have a substantial negative impact on our financial condition and results of operations for the entire fiscal year.
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
Our inability to upgrade or expand our technology systems as a result of external factors, staffing shortages or difficulties in updating our existing technology or developing or implementing new technology could have a material adverse effect on our business or results of operations.
We are continuing to expand, upgrade and develop our information technology capabilities, including, most recently, with the continued investment in our enterprise wide human capital management system, Workday, which was implemented in 2021, the implementation of a new core-enterprise resource planning system (or "ERP"), Oracle Fusion, in fiscal 2024 for use in fiscal 2025, the implementation of our Retail Merchandising System in fiscal 2020, and the launch of our e-commerce website in fiscal 2020. If we are unable to successfully continue upgrading or expanding our technological capabilities to support our growth, we may not be able to take advantage of market opportunities, manage our costs and transactional data effectively, satisfy customer requirements, execute our business plan or respond to competitive pressures. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, or with maintenance or adequate support of existing systems, could also disrupt or reduce the efficiency of our operations.
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

Further, recent global events have adversely affected and are continuing to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, increased market volatility, and recession risks. Military conflicts and wars (such as the ongoing conflict in Iran and the surrounding region, conflicts between Russia and Ukraine, Israel and Hamas, and the Red Sea crisis and its impact on shipping and logistics), terrorist attacks, instability following regime change in Venezuela, other geopolitical events, high inflation, increasing interest rates, bank failures and associated financial instability and crises, and supply chain issues can cause exacerbated volatility and disruptions to various aspects of the global economy. The uncertain nature, magnitude, and duration of hostilities stemming from such conflicts, including the potential effects of sanctions and countersanctions, or retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations.
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
Our business and reputation may be adversely affected by certain corporate responsibility matters.
In recent years, investor and regulatory focus has intensified with respect to certain corporate responsibility matters. These matters include, among others, (i) efforts and mitigation of the impact of climate change, (ii) human rights matters, (iii) ethics and compliance with law, (iv) diversity, equity and inclusion, and (v) the role of the Company's board of directors in supervising various sustainability issues. Additionally, in the retail industry, the materials used in the products we sell as well as where we source our products are of particular importance.
In addition, investment in funds that specialize in companies that perform well in corporate responsibility assessments are increasingly popular, and major institutional investors and advisors have publicly emphasized the importance of corporate responsibility measures to their investment decisions and recommendations. Investors who are focused on corporate responsibility matters may seek enhanced disclosures or require implementation of policies that may be adverse to our business, and there can be no assurances that shareholders will not advocate, via proxy contests, media campaigns or other public or private means, for us to take corporate responsibility focused actions on an accelerated timeline.
Additionally, there can be no certainty that we will successfully navigate or manage corporate responsibility issues or that we will successfully meet investors or others' expectations. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation with governments, customers, crew, other third parties and the communities and industries in which we operate, as well as, on our business, share price, financial condition, access to capital or results of operations.
Your percentage ownership in us may be diluted by future equity issuances, which could reduce your influence over matters on which shareholders vote.
Our Board of Directors has the authority, without action or vote of our shareholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, shares issuable upon the vesting of restricted stock units or performance-based restricted stock units, shares that may be issued to satisfy our obligations under our equity incentive plan or shares of our authorized but unissued preferred stock. As of January 31, 2026, 2.9 million stock options, restricted shares, or restricted stock units were available for grant under our equity incentive plan, and 0.7 million shares of our common stock are issuable upon the vesting of restricted stock units and the vesting of performance-based restricted stock units under that plan. Exercises of these options or issuances of common stock or preferred stock could reduce your influence over matters on which our shareholders vote and, in the case of issuances of preferred stock, likely could result in your interest in us being subject to the prior rights of holders of that preferred stock.
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
In particular, these provisions, among other things:
•provide that only the chair of the Board of Directors, the chief executive officer or a majority of the Board of Directors may call special meetings of the shareholders;

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
These and other provisions of Pennsylvania law and our amended and restated articles of incorporation and amended and restated bylaws could delay, defer or prevent us from experiencing a change of control or changes in our Board of Directors and management and may adversely affect our shareholders' voting and other rights. Any delay or prevention of a change of control transaction or changes in our Board of Directors and management could deter potential acquirers or prevent the completion of a transaction in which our shareholders could receive a substantial premium over the current market price for their shares of our common stock.

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
We require our crew and temporary employees to complete annual training on information security, including cybersecurity, global data privacy requirements and compliance measures.
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
We have integrated governance processes into our overall risk management framework to enable the Board of Directors to oversee cybersecurity risk. The Audit Committee oversees management’s policies and procedures related to cybersecurity risk management and periodically reports to the Board of Directors. The Chair of the Audit Committee acts as the lead with respect to direct oversight of management.
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
Management assesses and considers cybersecurity risks through its enterprise risk management program, consultation with external advisors, as well as through discussions with our CIO and CISO. We have an experienced and dedicated CISO with over 25 years of Information Technology experience in retail for several globally recognized brands, with the majority of their career focused on all aspects of cybersecurity from delivery to operations including incident response. The CISO holds a Master’s Degree in Information Technology, has attained the professional certifications of Certified Information Security Manager and National Association of Corporate Directors, and actively participates in the cybersecurity industry through advisory boards and forums that promote peer to peer collaboration.
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
In fiscal 2015, we opened a shipcenter in Pedricktown, New Jersey. We currently occupy approximately 1,000,000 square feet at this shipcenter, having expanded from 800,000 square feet in September 2018 and it is leased under a lease agreement expiring in 2030 with options to renew for two successive five-year periods. In March 2019, we completed the purchase of an approximately 700,000 square foot shipcenter in Forsyth, Georgia for approximately $42 million, for the land and building. We began operating the shipcenter in April 2019 and expanded to approximately 1,100,000 square feet in the first half of 2024. The total construction cost of the expansion was approximately $21 million. In August 2019, we acquired land in Conroe, Texas, to build an approximately 860,000 square foot shipcenter for approximately $56 million, for the land and building. We began operating the shipcenter in July 2020. In July 2020, we acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot shipcenter for approximately $65 million, for the land and building. We began operating the shipcenter in August 2021 and expanded to approximately 1,200,000 square feet in the second half of 2024. The total construction cost of the expansion was approximately $26 million. In March 2021, we acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot shipcenter for approximately $60 million, for land and building. We began operating the shipcenter in June 2022. As a result of the significant expansion of our network of distribution facilities over the last several years, including the opening of our Indianapolis, Indiana shipcenter in June 2022, we ceased operations at our shipcenters in Olive Branch, Mississippi and Cincinnati, Ohio in the first half of fiscal 2022 as well as the e-commerce shipcenter operations in our Pedricktown, New Jersey shipcenter in the first half of fiscal 2023 and in our Buckeye, Arizona shipcenter in the back half of fiscal 2025.
At the end of fiscal 2025, there were 1,921 Five Below store locations in 46 states. All of our stores are leased from third parties. These leases typically have ten-year terms with additional five-year renewal options, and many provide us with the option to terminate early under specified conditions. In addition to future minimum lease payments, some of our store leases require additional rental payments based on a percentage of net sales if sales at the respective stores exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions.

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

Securities Class Action Proceedings
On August 1, 2024, a putative class action was filed against us and a certain former senior officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of our investors who purchased or otherwise acquired our publicly traded securities between March 20, 2024 and July 16, 2024. On September 16, 2024, a similar action was commenced against us in the same court on behalf of a class of investors who purchased or otherwise acquired our publicly traded securities between December 1, 2022 and July 16, 2024. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with various public statements made by us. On October 28, 2024, the court entered an order consolidating the actions and appointing the lead plaintiff. On January 13, 2025, lead plaintiff filed its Consolidated Amended Complaint. On March 14, 2025, Defendants filed their Motion to Dismiss the Consolidated Amended Complaint. On May 13, 2025, lead plaintiff filed a response in opposition to Defendants' Motion to Dismiss. Defendants filed their reply in support of their Motion to Dismiss on June 12, 2025. The Motion to Dismiss was granted in part and denied in part on August 25, 2025. On October 3, 2025, the Company filed an Answer to the Consolidated Amended Complaint. Plaintiffs filed a motion for class certification on January 16, 2026, and Defendants filed an opposition to class certification on March 13, 2026, for which briefing will conclude in April 2026. Discovery is ongoing.
In October 2024, we received two separate letters from purported shareholders demanding that we investigate certain potential derivative claims relating to the same circumstances and allegations included in the shareholder class action. We subsequently received four additional separate letters from purported shareholders making similar demands. In response, the Board of Directors formed a Special Litigation Committee, which has investigated the allegations contained in each of these letters, and on September 10, 2025, the Special Litigation Committee completed its investigation and determined that it would not be in our best interests to pursue litigation or take other steps in response to the demand letters. In October and December 2025, four of the purported shareholders filed derivative suits based on the allegations in their demand letters, two of which were filed in the United States District Court for the Eastern District of Pennsylvania (and have been consolidated into one action) and two of which were filed in Philadelphia County Court of Common Pleas (which we are in the process of consolidating into one action). The action in the United States District Court for the Eastern District of Pennsylvania has been stayed pending the outcome of the class action. We have agreed with the plaintiffs to a stay of the state court proceedings in the Philadelphia County Court of Common Pleas and are working with them to seek Court approval.
We intend to vigorously defend against the foregoing actions, which we believe to be without merit. The potential impact of these actions, which seek unspecified damages, attorneys’ fees and expenses, is uncertain.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the Nasdaq Global Select Market under the symbol “FIVE.” On January 30, 2026 (the last trading day of fiscal 2025), the last reported sale price on the Nasdaq Global Select Market of our common stock was $191.64 per share. As of March 6, 2026, we had approximately 246,293 holders of record of our common stock.

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
The following graph compares the cumulative total shareholder return on our common stock from July 19, 2012 (the date our common stock commenced trading on the Nasdaq Global Select Market) through January 31, 2026, with the return on (i) the Nasdaq Global Market Composite Index and (ii) the Nasdaq US Benchmark Retail Index over the same period. This graph assumes an initial investment of $100 and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Total Return
800.0
750.0
700.0
650.0
600.0
550.0
500.0
450.0
400.0
350.0
300.0
250.0
200.0
150.0
100.0
50.0
-
7/19/12
7/27/12
10/26/12
2/1/13
5/3/13
8/2/13
11/1/13
1/31/14
5/2/14
8/1/14
10/31/14
1/30/15
1/29/16
1/27/17
2/2/18
2/1/19
1/31/20
1/29/21
1/28/22
1/27/23
2/2/24
1/31/25
1/30/26
FIVE
NASDAQ GLOBAL COMPOSITE
NASDAQ US BENCHMARK RETAIL INDEX

	1/29/2016	1/27/2017	2/2/2018	2/1/2019	1/31/2020	1/29/2021	1/28/2022	1/27/2023	2/2/2024	1/31/2025	1/30/2026
FIVE BELOW, INC.	$132.90	$141.90	$237.50	$470.70	$427.20	$663.13	$599.40	$736.72	$683.43	$353.89	$723.17
NASDAQ GLOBAL MARKET COMPOSITE INDEX	$155.60	$190.90	$244.10	$244.90	$308.50	$440.70	$464.30	$391.84	$526.95	$661.77	$791.05
NASDAQ US BENCHMARK RETAIL INDEX	$168.00	$182.50	$242.80	$251.70	$295.90	$457.96	$479.00	$302.24	$411.13	$551.05	$570.34

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
Issuer Purchases of Equity Securities
The table below sets forth information regarding repurchases of our common stock during the fourth fiscal quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
November 2, 2025 - November 29, 2025	—	$—	—	$60,006,492
November 30, 2025 - January 3, 2026	—	$—	—	$60,006,492
January 4, 2026 - January 31, 2026	—	$—	—	$60,006,492
Fourth Quarter 2025	—	$—	—	$60,006,492

(1) On November 27, 2023, our Board of Directors approved a new share repurchase program for up to $100 million of our common shares through November 27, 2026. In fiscal 2024, the Company repurchased 266,997 shares under this program at an aggregate cost of approximately $40 million or an average price of $149.79 per share. There were no repurchases in fiscal 2025. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be repurchased through open market or privately negotiated transactions at the discretion of management based on their evaluation of market conditions and other factors.

ITEM 6. SELECTED FINANCIAL DATA
Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with the consolidated financial statements and related notes included elsewhere in this Annual Report. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part I, Item 1A “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2026" or "fiscal 2026" refer to the period from February 1, 2026 to January 30, 2027, which consists of a 52-week fiscal year. References to "fiscal year 2025" or "fiscal 2025" refer to the period from February 2, 2025 to January 31, 2026, which consists of a 52-week fiscal year. References to "fiscal year 2024" or "fiscal 2024" refer to the period from February 4, 2024 to February 1, 2025, which consists of a 52-week fiscal year. References to "fiscal year 2023" or "fiscal 2023" refer to the period from January 29, 2023 to February 3, 2024, which consists of a 53-week fiscal year.
Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiaries as "we," "us," or "our") is a rapidly growing specialty value retailer offering a broad range of trend-right, high-quality products loved by the kid and the kid in all of us. We offer a dynamic, edited assortment of exciting products, with most priced at $5 and below, including select brands and licensed merchandise across our category worlds. In fiscal 2019, we rolled out new pricing to our full chain, increasing prices on certain products over $5. Most of our products remain at $5 and below. As of January 31, 2026, we operated 1,921 stores in 46 states.
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
We believe that our business model has resulted in strong financial performance when considered in light of the economic environment. Our comparable sales increased by 12.8% in fiscal 2025, decreased by 2.7% in fiscal 2024, and increased by 2.8% in fiscal 2023. We expanded our store base from 1,544 stores at the end of fiscal 2023 to 1,921 stores at the end of fiscal 2025 and we plan to open approximately 150 net new stores in fiscal 2026. Between fiscal 2023 and fiscal 2025, our net sales increased from $3.6 billion to $4.8 billion, representing a compounded annual growth rate of 15.7%. Over the same period, our operating income increased from $385.6 million to $457.4 million, representing a compounded annual growth rate of 8.9%.
We expect to continue our strong growth in the future. By offering trend-right merchandise at differentiated price points, our stores have been successful in varying geographic regions, population densities and real estate settings. As of January 31, 2026, we operated stores in 46 states throughout the United States. We are primarily located in power, community and lifestyle shopping centers across a variety of urban, suburban and semi-rural markets with trade areas including at least 100,000 people in the specified market. We continue to believe we have the opportunity to expand our store base in the United States from 1,921 locations as of January 31, 2026 to more than 3,500 locations over time. Our ability to open profitable new stores depends on many factors, including our ability to identify suitable markets and sites; negotiate leases with acceptable terms; achieve brand awareness in the new markets; efficiently source and distribute additional merchandise; and achieve sufficient levels of cash flow and financing to support our expansion.
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
We have invested a significant amount of capital in infrastructure and systems necessary to support our future growth and we expect to incur additional capital expenditures to expand, upgrade, and develop our infrastructure and systems in future periods. In fiscal 2025, we continued to invest in our enterprise-wide human capital management system, which supports the management of our workforce and provides an integrated suite of tools for human resources, talent management, payroll, time tracking, benefits administration, and workforce planning. Our fiscal 2025 investments were primarily focused on enhancing payroll functionality and timekeeping capabilities as part of our ongoing efforts to modernize and streamline payroll and workforce management processes. In fiscal 2024, we invested in a new ERP, Oracle Fusion, which is designed to enhance functionality and provide timely information to our management team related to the operation of the business. In fiscal 2020, we launched our e-commerce website and invested in a new Retail Merchandising System, which is designed to manage, control, and perform seamless execution of day-to-day merchandising activities, including purchasing, distribution, order fulfillment, and financial close. In March 2021, we acquired land in Indianapolis, Indiana, to build an approximately 1,030,000 square foot shipcenter for approximately $60 million. In July 2020, we acquired land in Buckeye, Arizona, to build an approximately 860,000 square foot shipcenter for approximately $65 million, and currently occupy approximately 1,200,000 square feet after expanding in the second half of 2024. In August 2019, we acquired land in Conroe, Texas, to build an approximately 860,000 square foot shipcenter for approximately $56 million. In March 2019, we completed the purchase of an approximately 700,000 square foot shipcenter in Forsyth, Georgia for approximately $42 million, and currently occupy approximately 1,100,000 square feet after expanding in the first half of 2024. In fiscal 2016, we signed a 15-year lease for a new corporate headquarters location in Philadelphia, Pennsylvania, which currently expires in early 2033 and occupies approximately 230,000 square feet of office space. In fiscal 2015, we opened a shipcenter in Pedricktown, New Jersey and currently occupy approximately 1,000,000 square feet, having expanded from 800,000 square feet in September 2018.
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
We believe our business strategy will continue to offer significant opportunities, but it also presents risks and challenges. These risks and challenges include, but are not limited to, that we may not be able to effectively identify and respond to changing trends and customer preferences, that we may not be able to find desirable locations for new stores and that we may not be able to effectively manage our future growth. In addition, our financial results can be expected to be directly impacted by substantial increases in product costs due to commodity cost increases or general inflation which could lead to a reduction in our sales as well as greater margin pressure as costs may not be able to be passed on to consumers. To date, changes in commodity prices and general inflation have not materially impacted our business. In response to increasing commodity prices or general inflation, we seek to minimize the impact of such events by sourcing our merchandise from different vendors and changing our product mix. See Part I, Item 1A “Risk Factors” for a description of these and other important factors that could adversely impact us and our results of operations.
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
•the number of items purchased per store visit; and
•weather conditions.
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

Results of Consolidated Operations
The following tables summarize key components of our results of consolidated operations for the periods indicated, both in dollars and as a percentage of our net sales. Refer to Item 7 "Results of Consolidated Operations" in our Annual Report on Form 10-K for the year ended February 1, 2025 for a comparison of fiscal years 2024 and 2023.

	Fiscal Year
	2025	2024
	(in millions, except percentages and total stores data)
Consolidated Statements of Operations Data (1):
Net sales	$4,764.1	$3,876.5
Cost of goods sold (exclusive of items shown separately below)	3,049.5	2,523.9
Selling, general and administrative expenses	1,065.2	861.4
Depreciation and amortization	192.1	167.4
Operating income	457.4	323.8
Interest income and other income, net	23.0	14.8
Income before income taxes	480.4	338.7
Income tax expense	121.7	85.1
Net income	$358.6	$253.6
Percentage of Net Sales (1):
Net sales	100.0%	100.0%
Cost of goods sold (exclusive of items shown separately below)	64.0%	65.1%
Selling, general and administrative expenses	22.4%	22.2%
Depreciation and amortization	4.0%	4.3%
Operating income	9.6%	8.4%
Interest income and other income, net	0.5%	0.4%
Income before income taxes	10.1%	8.7%
Income tax expense	2.6%	2.2%
Net income	7.5%	6.5%
Operational Data:
Total stores at end of period	1,921	1,771
Comparable sales increase (decrease)	12.8%	(2.7)%
Average net sales per store (2)	$2.5	$2.3
Gross margin (3)	36.0%	34.9%
(1)Components may not add to total due to rounding.
(2)Only includes stores open before the beginning of the fiscal year.
(3)Gross margin is equal to our net sales less our cost of goods sold as a percentage of our net sales.

Fiscal Year 2025 Compared to Fiscal Year 2024
Net Sales
Net sales increased to $4.8 billion in fiscal year 2025 from $3.9 billion in fiscal year 2024, an increase of $0.9 billion, or 22.9%. The increase was the result of a comparable sales increase of $473.0 million and a non-comparable sales increase of $414.6 million. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2025, and the number of stores that opened in fiscal 2024 but have not been open for 15 full months.
Comparable sales increased 12.8%. This increase resulted from increases of approximately 7.1% in the number of transactions and approximately 5.3% in the average dollar value of transactions.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $3,049.5 million in fiscal year 2025 from $2,523.9 million in fiscal year 2024, an increase of $525.6 million, or 20.8%. The increase in cost of goods sold was primarily the result of increases in the merchandise costs of goods sold resulting from an increase in net sales and store occupancy costs primarily resulting from new store openings.
Gross profit increased to $1,714.7 million in fiscal year 2025 from $1,352.7 million in fiscal year 2024, an increase of $362.0 million, or 26.8%. Gross margin increased to 36.0% in fiscal year 2025 from 34.9% in fiscal year 2024, an increase of approximately 110 basis points. The increase in gross margin was primarily the result of a decrease as a percentage of net sales in store occupancy costs, partially offset by an increase as a percentage of net sales in merchandise costs of goods sold, which includes the impact of lower inventory shrinkage.
Selling, General and Administrative Expenses (including Depreciation and Amortization)
Selling, general and administrative expenses (including depreciation and amortization) increased to $1,257.3 million in fiscal year 2025 from $1,028.8 million in fiscal year 2024, an increase of $228.5 million, or 22.2%. As a percentage of net sales, selling, general and administrative expenses (including depreciation and amortization) decreased approximately 10 basis points to 26.4% in fiscal year 2025 compared to 26.5% in fiscal year 2024. The increase in selling, general and administrative expenses (including depreciation and amortization) was the result of an increase of $154.7 million in store-related expenses primarily to support new and existing stores. Also contributing to the increase in selling, general and administrative expenses (including depreciation and amortization) was an increase of $73.8 million in corporate-related expenses, which includes higher incentive compensation and lapping the impact of a non-recurring stock compensation benefit.
Income Tax Expense
Income tax expense increased to $121.7 million in fiscal year 2025 from $85.1 million in fiscal year 2024, an increase of $36.7 million, or 43.1%. The increase in income tax expense was primarily due to a $141.7 million increase in pre-tax net income and non-deductible expenses, partially offset by discrete items, which includes the impact of share-based accounting.
Our effective tax rate for fiscal year 2025 was 25.3% compared to 25.1% in fiscal year 2024. The increase in our effective tax rate was primarily driven by non-deductible expenses, partially offset by discrete items, which includes the impact of share-based accounting.
Net Income
As a result of the foregoing, net income increased to $358.6 million in fiscal year 2025 from $253.6 million in fiscal year 2024, an increase of approximately $105.0 million, or 41.4%.
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

Liquidity and Capital Resources
Overview
Cash capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make cash capital expenditures of approximately $230 million to $250 million in fiscal 2026, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations, cash on-hand, investments and, as needed, borrowings under our Revolving Credit Facility. We expect to incur approximately $100 million of our cash capital expenditure budget in fiscal 2026 to construct and open approximately 150 net new stores, with the remainder projected to be spent on our store relocations and remodels, corporate infrastructure and shipcenter facilities.
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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility, which expires in September 2027, as needed, and we expect that funding to continue. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. As of January 31, 2026, we did not have any direct borrowings under our Revolving Credit Facility and had approximately $214 million available on the line of credit, net of $11 million in outstanding letters of credit.
On November 27, 2023, our Board of Directors approved a new share repurchase program for up to $100 million of our common stock through November 27, 2026. In fiscal 2024, we purchased 266,997 shares at an aggregate cost of approximately $40.0 million, or average price of $149.79 per share. There were no repurchases in fiscal 2025.
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
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Fiscal Year
	2025	2024

Net cash provided by operating activities	$586.4	$430.6
Net cash used in investing activities	(186.2)	(232.9)
Net cash used in financing activities	(8.3)	(45.7)
Net increase during period in cash and cash equivalents (1)	$392.0	$152.0
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for fiscal 2025 was $586.4 million, an increase of $155.8 million compared to fiscal 2024. The increase was primarily due to an increase in operating cash flows from store performance and changes in working capital, partially offset by an increase in income taxes paid.
Cash Used in Investing Activities
Net cash used in investing activities for fiscal 2025 was $186.2 million, a decrease of $46.7 million compared to fiscal 2024. The decrease was primarily due to a decrease in capital expenditures, partially offset by an increase in net purchases of investment securities and other investments.
Cash Used in Financing Activities
Net cash used in financing activities for fiscal year 2025 was $8.3 million, a decrease of $37.4 million compared to fiscal 2024. The decrease was primarily the result of a decrease in the repurchase and retirement of common stock.
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
All obligations under the Revolving Credit Facility are guaranteed by 1616 Holdings and secured by substantially all of the assets of the Company and 1616 Holdings. As of January 31, 2026 and February 1, 2025, we were in compliance with the covenants applicable to us under the First Amendment and the Revolving Credit Facility.
As of January 31, 2026, we had approximately $214 million available on the Revolving Credit Facility, net of $11 million in outstanding letters of credit. As of February 1, 2025, we had approximately $225 million available on the Revolving Credit Facility.
Critical Accounting Policies and Estimates
We have identified the policies below as critical to our business operations and understanding of our consolidated results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. Our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"), require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. For a detailed discussion on the application of these and other accounting policies, see Note 1 in our annual consolidated financial statements included elsewhere in this Annual Report.
Inventories
Inventories consist of finished goods purchased for resale, including freight and tariffs, and are stated at the lower of cost and net realizable value, at the individual product level. Cost is determined on a weighted average cost method. The inventory cost used in the lower of cost or net realizable value analysis is subject to the effects of consumer demands, customer preferences and the broader economy. The effects of the previously listed criteria are not controllable by management. Our management reviews inventory levels in order to identify obsolete and slow-moving merchandise as these factors can indicate a decline in the value of inventory on hand. Inventory cost is reduced when the selling price less costs of disposal is below cost. We accrue an estimate for inventory shrink for the period between the last physical count and the balance sheet date. The shrink estimate can be affected by changes in merchandise mix and changes in actual shrink trends. These estimates are derived using available data and our historical experience. Our estimates may be impacted by changes in certain underlying assumptions and may not be indicative of future activity.
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed for impairment using factors including, but not limited to, our future operating plans and projected cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In the event of a store closure, we will record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Based on the analysis performed, our management believes that there was no impairment of long-lived assets for each of the 2025, 2024 and 2023 fiscal years. The impairment loss analysis requires management to apply judgment and make estimates.

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

Contractual Obligations
The following table summarizes, as of January 31, 2026, our minimum rental commitments under operating lease agreements including assumed extensions, minimum payments for long-term debt and other obligations in future periods:

(In millions)	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$2,448.3	$400.0	$741.0	$605.3	$702.0
Purchase obligations (2)	3.9	3.9	—	—	—
Total	$2,452.2	$403.9	$741.0	$605.3	$702.0

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
From February 1, 2026 to March 19, 2026, we committed to 27 new leases with terms of 10 years that have future minimum lease payments of approximately $48.0 million.

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
As of January 31, 2026, we had approximately $214 million available on the Revolving Credit Facility, net of $11 million in outstanding letters of credit. The Credit Agreement provides that the interest rate payable on borrowings shall be, at the Company's option, a per annum rate equal to (a) a base rate plus an applicable margin ranging from 0.125% to 0.50% or (b) SOFR plus a margin ranging from 1.12% to 1.50%. Letter of credit fees range from 1.125% to 1.50%. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIVE BELOW, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Five Below, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Five Below, Inc. and subsidiaries (the Company) as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 31, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 19, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Slow-moving and obsolete inventories at net realizable value
As discussed in Note 1 to the consolidated financial statements, the Company monitors inventory levels in order to identify slow-moving or obsolete merchandise as these factors can indicate a decline in the net realizable value of the inventory on hand. The Company’s inventory balance was $847 million as of January 31, 2026. Inventory cost is reduced to net realizable value when cost exceeds the selling price less the cost of disposal. The net realizable value is subject to the effects of consumer demands, customer preferences, and the broader economy.

We identified the evaluation of slow-moving and obsolete inventories at net realizable value as a critical audit matter because a high degree of auditor judgment was required to evaluate the Company’s ability to sell certain products.
The following are the primary procedures we performed to address this critical audit matter.
•We evaluated the design and implementation and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the review of historical product sales and inventory quantities on hand, and the estimate of net realizable value of slow-moving and obsolete inventories and adjustments of inventory cost to net realizable value.
•We evaluated the Company’s methodology for determining slow-moving and obsolete merchandise.
•We selected certain products determined to be slow-moving and obsolete and considered current market trends or seasonal impacts by assessing the nature of the slow-moving and obsolete merchandise.
•We assessed the Company’s adjustments of inventory costs to net realizable value for certain slow-moving and obsolete inventories by (1) comparing the historical estimate for net realizable value adjustments to actual adjustments of inventory costs, and (2) analyzing sales subsequent to the measurement date.

/s/ KPMG LLP

We have served as the Company's auditor since 2002.
Philadelphia, Pennsylvania
March 19, 2026

FIVE BELOW, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	January 31, 2026	February 1, 2025
Assets
Current assets:
Cash and cash equivalents	$723,699	$331,718
Short-term investment securities	208,508	197,073
Inventories	846,609	659,500
Prepaid income taxes and tax receivable	5,210	4,649
Prepaid expenses and other current assets	132,697	158,427
Total current assets	1,916,723	1,351,367
Property and equipment, net	1,234,331	1,261,728
Operating lease assets	1,765,704	1,706,542
Other assets	20,261	19,937
	$4,937,019	$4,339,574

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—
Accounts payable	368,381	260,343
Income taxes payable	56,644	51,998
Accrued salaries and wages	67,505	19,743
Other accrued expenses	160,328	149,495
Operating lease liabilities	301,148	274,863
Total current liabilities	954,006	756,442
Other long-term liabilities	8,667	8,210
Deferred income taxes	50,015	59,891
Long-term operating lease liabilities	1,731,041	1,706,704
Total liabilities	2,743,729	2,531,247
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,228,735 and 55,028,682 shares, respectively.	551	549
Additional paid-in capital	178,791	152,471
Retained earnings	2,013,948	1,655,307
Total shareholders’ equity	2,193,290	1,808,327
	$4,937,019	$4,339,574
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Fiscal Year
	2025	2024	2023
Net sales	$4,764,147	$3,876,527	$3,559,369
Cost of goods sold (exclusive of items shown separately below)	3,049,461	2,523,865	2,285,544
Selling, general and administrative expenses	1,065,164	861,398	757,507
Depreciation and amortization	192,123	167,447	130,747
Operating income	457,399	323,817	385,571
Interest income and other income, net	22,972	14,848	15,530
Income before income taxes	480,371	338,665	401,101
Income tax expense	121,730	85,054	99,995
Net income	$358,641	$253,611	$301,106
Basic income per common share	$6.51	$4.61	$5.43
Diluted income per common share	$6.47	$4.60	$5.41
Weighted average shares outstanding:
Basic shares	55,112,281	55,055,064	55,487,252
Diluted shares	55,436,972	55,156,342	55,621,619
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share and per share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, January 28, 2023	55,537,221	$555	$260,784	$1,100,590	$1,361,929
Share-based compensation expense	—	—	17,307	—	17,307
Issuance of unrestricted stock awards	2,539	—	473	—	473
Exercise of options to purchase common stock	7,800	—	286	—	286
Vesting of restricted stock units and performance-based restricted stock units	235,460	2	—	—	2
Common shares withheld for taxes	(85,594)	(1)	(16,585)	—	(16,586)
Repurchase and retirement of common stock	(504,369)	(5)	(80,536)	—	(80,541)
Issuance of common stock to employees under employee stock purchase plan	4,818	—	980	—	980
Net income	—	—	—	301,106	301,106
Balance, February 3, 2024	55,197,875	$551	$182,709	$1,401,696	$1,584,956
Share-based compensation expense	—	—	14,939	—	14,939
Issuance of unrestricted stock awards	6,055	—	562	—	562
Exercise of options to purchase common stock	10,126	—	339	—	339
Vesting of restricted stock units and performance-based restricted stock units	108,762	1	—	—	1
Common shares withheld for taxes	(37,047)	—	(6,947)	—	(6,947)
Repurchase and retirement of common stock	(266,997)	(3)	(40,210)	—	(40,213)
Issuance of common stock to employees under employee stock purchase plan	9,908	—	1,079	—	1,079
Net income	—	—	—	253,611	253,611
Balance, February 1, 2025	55,028,682	$549	$152,471	$1,655,307	$1,808,327
Share-based compensation expense	—	—	34,049	—	34,049
Issuance of unrestricted stock awards	4,389	—	544	—	544
Exercise of options to purchase common stock	—	—	—	—	—
Vesting of restricted stock units and performance-based restricted stock units	254,595	2	—	—	2
Common shares withheld for taxes	(65,085)	—	(9,214)	—	(9,214)
Repurchase and retirement of common stock	—	—	—	—	—
Issuance of common stock to employees under employee stock purchase plan	6,154	—	941	—	941
Net income				358,641	358,641
Balance, January 31, 2026	55,228,735	$551	$178,791	$2,013,948	$2,193,290
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year
	2025	2024	2023
Operating activities:
Net income	$358,641	$253,611	$301,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192,123	167,447	130,747
Share-based compensation expense	34,680	15,589	17,859
Deferred income tax (benefit) expense	(9,876)	(6,852)	7,592
Other non-cash expenses	2,985	1,312	351
Changes in operating assets and liabilities:
Inventories	(187,109)	(74,873)	(56,907)
Prepaid income taxes and tax receivable	(561)	185	4,064
Prepaid expenses and other assets	25,262	(7,539)	(26,651)
Accounts payable	105,516	9,464	35,133
Income taxes payable	4,646	10,226	21,844
Accrued salaries and wages	47,762	(10,285)	4,608
Operating leases	(8,540)	45,891	51,515
Other accrued expenses	20,899	26,472	8,358
Net cash provided by operating activities	586,428	430,648	499,619
Investing activities:
Purchases of investment securities and other investments	(352,385)	(192,918)	(416,649)
Sales, maturities, and redemptions of investment securities	340,950	283,974	195,364
Capital expenditures	(174,741)	(323,994)	(335,050)
Net cash used in investing activities	(186,176)	(232,938)	(556,335)
Financing activities:
Net proceeds from issuance of common stock	941	1,079	980
Repurchase and retirement of common stock	—	(40,213)	(80,541)
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	2	340	288
Common shares withheld for taxes	(9,214)	(6,947)	(16,586)
Net cash used in financing activities	(8,271)	(45,741)	(95,859)
Net increase (decrease) in cash and cash equivalents	391,981	151,969	(152,575)
Cash and cash equivalents at beginning of year	331,718	179,749	332,324
Cash and cash equivalents at end of year	$723,699	$331,718	$179,749
Supplemental disclosures of cash flow information:
Interest paid	$475	$420	$496
Income taxes paid	$127,613	$81,656	$68,277
Non-cash investing activities
(Decrease) increase in accounts payable and accrued purchases of property and equipment	$(7,174)	$(27,963)	$4,686
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies
(a)Description of Business
Five Below, Inc. (collectively referred to herein with its wholly-owned subsidiaries as the "Company") is a specialty value retailer offering a broad range of trend-right, high-quality products loved by the kid and the kid in all of us. The Company offers an edited assortment of products, with most priced at $5 and below. The Company’s edited assortment of products includes select brands and licensed merchandise. The Company believes its merchandise is readily available, and that there are a number of potential vendors that could be utilized, if necessary, under approximately the same terms the Company is currently receiving; thus, it is not dependent on a single vendor or a group of vendors.
The Company is incorporated in the Commonwealth of Pennsylvania and, as of January 31, 2026, operated in 46 states excluding Alaska, Hawaii, Idaho and Montana. As of January 31, 2026 and February 1, 2025, the Company operated 1,921 stores and 1,771 stores, respectively, each operating under the name “Five Below.”
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
(b)Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2025" or "fiscal 2025" refer to the period from February 2, 2025 to January 31, 2026, which consists of a 52-week year. References to "fiscal year 2024" or "fiscal 2024" refer to the period from February 4, 2024 to February 1, 2025, which consists of a 52-week year. References to "fiscal year 2023" or "fiscal 2023" refer to the period from January 29, 2023 to February 3, 2024, which consists of a 53-week fiscal year.
(c) Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity date of three months or less when purchased to be cash equivalents. Our cash equivalents consist of cash management solutions, credit and debit card receivables, money market funds, and corporate bonds with original maturities of 90 days or less, which are classified as cash and cash equivalents in the accompanying consolidated balance sheets. The cash management solutions relate to cash deposit products that provide credit generally processed the next business day for cash deposited in third-party tech-enabled solutions. For credit card and debit card receivables, the majority of payments due from banks for third-party credit card and debit card transactions resulting from customer purchases at the Company’s retail stores process within 24 to 48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. Amounts due from banks for these transactions classified as cash equivalents totaled $32.2 million and $24.7 million as of January 31, 2026 and February 1, 2025, respectively. Book overdrafts, which are outstanding checks in excess of funds on deposit, are recorded within accounts payable in the accompanying consolidated balance sheets and within operating activities in the accompanying consolidated statements of cash flows. As of January 31, 2026 and February 1, 2025, the Company had cash equivalents of $700.4 million and $310.4 million, respectively.
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
As of January 31, 2026 and February 1, 2025, the Company's investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost-plus accrued interest and consist of the following (in thousands):

	As of January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$208,508	$—	$64	$208,444
Total	$208,508	$—	$64	$208,444

	As of February 1, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$197,073	$—	$115	$196,958
Total	$197,073	$—	$115	$196,958
Short-term investment securities as of January 31, 2026 and February 1, 2025 all mature in one year or less.
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
(f)Prepaid Expenses and Other Current Assets
Prepaid expenses as of January 31, 2026 and February 1, 2025 were $36.1 million and $37.7 million, respectively. Other current assets as of January 31, 2026 and February 1, 2025 were $96.6 million and $120.7 million, respectively.
(g)Property and Equipment
Property and equipment are stated at cost. Additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.
Depreciation and amortization is recorded using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases, if applicable. The estimated useful lives are three to ten years for furniture and fixtures and computers and equipment. Store leasehold improvements are amortized over the shorter of the useful life or the lease term plus assumed extensions, which is generally ten years. Leasehold improvements located in the shipcenters and the corporate headquarters are amortized over the shorter of the useful life or the lease term. Depreciation and amortization expense for property and equipment was $192.1 million, $167.4 million and $130.7 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

Property and equipment, net, consists of the following (in thousands):

	January 31, 2026	February 1, 2025
Land	$30,371	$30,371
Furniture and fixtures	677,483	630,465
Leasehold improvements	903,773	843,044
Computers and equipment	475,296	424,282
Construction in process	68,435	83,489
Property and equipment, gross	2,155,358	2,011,651
Less: Accumulated depreciation and amortization	(921,027)	(749,923)
Property and equipment, net	$1,234,331	$1,261,728
(h)Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Assets are reviewed for impairment using factors including, but not limited to, the Company's future operating plans and projected cash flows. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In the event of a store closure, the Company will record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Based on the Company's analysis performed in fiscal 2025, fiscal 2024 and fiscal 2023, management believes that no impairment of long-lived assets exists for the periods ended January 31, 2026, February 1, 2025 and February 3, 2024.
(i)Deferred Financing Costs
Deferred financing costs are amortized to interest expense over the term of the related credit agreement. As of January 31, 2026 and February 1, 2025, the Company had $0.2 million and $0.4 million remaining in the accompanying consolidated balance sheets within Other Assets.
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
At the inception of a lease, the Company determines the lease term, which includes periods under the exercise of renewal options that are reasonably assured. Renewal options are exercised at the Company's sole discretion. In September 2016, the Company signed a 15-year lease for a new corporate headquarters location in Philadelphia, Pennsylvania. The Company currently occupies approximately 230,000 square feet of office space with multiple options to expand in the future. The lease agreement expires in early 2033 with three successive options to renew for additional terms up to approximately fifteen years. The shipcenter in Pedricktown, New Jersey is leased under a lease agreement expiring in 2030 with options to renew for two successive five-year periods. Generally, the Company’s store leases have expected lease terms of ten years, which are comprised of an initial term of ten years or an initial term of five years and one assumed five-year extension, resulting in a ten-year life. The expected lease term is used to determine whether a lease is finance or operating and to calculate straight-line rent expense.

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
(k) Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $16.0 million and $25.7 million as of January 31, 2026 and February 1, 2025, respectively.
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
(m) Share-Based Compensation
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
The fair value of restricted stock awards are based on the closing price of the Company's common stock on the grant date and the fair value of stock options are based on the Black-Scholes option-pricing model utilizing the closing price of the Company's common stock on the grant date as the fair value of common stock in the model. Modifications, cancellations or repurchases of awards after the grant date may require the Company to accelerate any remaining unearned share-based compensation cost or incur incremental compensation costs. Share-based compensation cost recognized and included in expenses for fiscal 2025, fiscal 2024 and fiscal 2023, was $34.7 million, $15.6 million and $17.9 million, respectively.
(n)Revenue Recognition
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

(o)Supply Chain Finance
The Company utilizes a supply chain finance program whereby qualifying suppliers may elect at their sole discretion to sell the Company's payment obligations to a designated third-party financial institution. While the terms of these agreements are between the supplier and the financial institution, the financial institution allows the participating suppliers to utilize the Company's creditworthiness in establishing credit spreads and associated costs. The payment terms that the Company has with participating suppliers under these programs generally range up to 90 days. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. Supplier participation is voluntary, and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial institution. The amount of obligations outstanding under the supply chain finance program, which are included within accounts payable in the Consolidated Balance Sheets, was $6.2 million and $0.7 million as of January 31, 2026 and February 1, 2025, respectively.

The following table is a reconciliation of the obligations outstanding under the Company’s supply chain finance program for fiscal 2025 (in thousands):

Fiscal 2025
Amount
Obligations outstanding as of February 1, 2025	$734
Obligations confirmed during the period	32,826
Obligations settled during the period	27,358
Obligations outstanding as of January 31, 2026	$6,202
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
(t) Store Pre-Opening Costs
Costs incurred between completion of a new store location’s construction and its opening (pre-opening costs) are charged to expense as incurred. Pre-opening costs were $14.8 million, $18.9 million and $18.3 million in fiscal 2025, fiscal 2024, and fiscal 2023, respectively, and are recorded in the accompanying consolidated statements of operations based on the nature of the expense.

(u) Advertising Costs
Advertising costs are charged to expense as the advertising takes place. Advertising expenses were $76.2 million, $64.3 million and $62.5 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
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
(y)Recently Issued Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures. This new guidance requires consistent categories and enhanced disaggregation of information in the rate reconciliation and enhanced disaggregation of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this guidance prospectively on January 31, 2026, and enhanced the disclosures included in Note 9 - Income Taxes.
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
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and snack and seasonal (in thousands):

	Fiscal Year		Fiscal Year		Fiscal Year
	2025		2024		2023
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$2,118,114	44.5%	$1,715,847	44.3%	$1,644,171	46.2%
Fashion and home	1,472,911	30.9%	1,171,541	30.2%	1,043,579	29.3%
Snack and seasonal	1,173,122	24.6%	989,139	25.5%	871,619	24.5%
Total	$4,764,147	100.0%	$3,876,527	100.0%	$3,559,369	100.0%

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
All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of January 31, 2026 and February 1, 2025, the weighted average remaining lease term for the Company's operating leases was 7.0 years and 7.4 years, respectively, and the weighted average discount rate was 5.3% and 5.3%, respectively.
The following table is a summary of the Company's components for net lease costs as of January 31, 2026 and February 1, 2025 (in thousands):

	Fiscal Year Ended
Lease Cost	January 31, 2026	February 1, 2025
Operating lease cost	$346,481	$311,841
Variable lease cost	103,390	92,195
Net lease cost*	$449,871	$404,036
* Excludes short-term lease cost, which is immaterial

The following table summarizes the maturity of lease liabilities under operating leases as of January 31, 2026 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2026	$400,026
2027	383,225
2028	357,774
2029	325,200
2030	280,111
After 2030	701,959
Total lease payments	2,448,295
Less: imputed interest	416,106
Present value of lease liabilities	$2,032,189

The following table summarizes the supplemental cash flow disclosures related to leases as of January 31, 2026 and February 1, 2025 (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (1)	$316,857	$245,950
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$289,396	$400,021
(1) Included within operating activities in the Company's Consolidated Statements of Cash Flows.

As of January 31, 2026, the Company has entered into commitments for new stores for which the leases have not yet commenced that have future minimum lease payments of approximately $126.8 million.
During the fiscal year ended January 31, 2026, the Company committed to 141 new store leases with average terms of approximately ten years that have future minimum lease payments of approximately $258.0 million.
From February 1, 2026 to March 19, 2026, the Company committed to 27 new leases with terms of ten years that have future minimum lease payments of approximately $48.0 million.
(4) Income Per Common Share
Basic income per common share amounts are calculated using the weighted-average number of common shares outstanding for the period. Diluted income per common share amounts are calculated using the weighted-average number of common shares outstanding for the period and include the dilutive impact of assumed vesting of restricted stock awards and shares currently available for purchase under the Company's Employee Stock Purchase Plan, using the treasury stock method. Performance-based restricted stock units are considered contingently issuable shares for diluted income per common share purposes and the dilutive impact, if any, is not included in the weighted-average shares until the performance conditions are met. The dilutive impact, if any, for performance-based restricted stock units, which are subject to market conditions based on the Company's total shareholder return relative to a pre-defined peer group, are included in the weighted average shares.

The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Fiscal Year
	2025	2024	2023
Numerator:
Net income	$358,641	$253,611	$301,106
Denominator:
Weighted average common shares outstanding - basic	55,112,281	55,055,064	55,487,252
Dilutive impact of restricted stock units and employee stock purchase plan	324,691	101,278	134,367
Weighted average common shares outstanding - diluted	55,436,972	55,156,342	55,621,619
Per common share:
Basic income per common share	$6.51	$4.61	$5.43
Diluted income per common share	$6.47	$4.60	$5.41

The effects of the assumed vesting of restricted stock units outstanding as of January 31, 2026, February 1, 2025 and February 3, 2024 for 62,733, 99,741 and 19,152 shares of common stock, respectively, were excluded from the fiscal 2025, fiscal 2024 and fiscal 2023 calculation of diluted income per common share as their impact would have been anti-dilutive.
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
All obligations under the Revolving Credit Facility are guaranteed by 1616 Holdings and secured by substantially all of the assets of the Company and 1616 Holdings. As of January 31, 2026 and February 1, 2025, the Company was in compliance with the covenants applicable to it under the Revolving Credit Facility.
During fiscal 2025 and fiscal 2024, the Company had no borrowings or interest expense under the Revolving Credit Facility.
As of January 31, 2026, the Company had approximately $214 million available on the Revolving Credit Facility, net of $11 million in outstanding letters of credit. As of February 1, 2025, the Company had approximately $225 million available on the Revolving Credit Facility.
(6)Commitments and Contingencies
Commitments
Other Contractual Commitments
The Company has an executive severance plan that is applicable to certain key crew that provide for, among other things, salary, bonus, severance, and change-in-control provisions.
As of January 31, 2026, the Company has other purchase commitments of approximately $3.9 million consisting of purchase agreements for materials that will be used in the construction of new stores.

Contingencies
Legal Matters
The Company is subject to various proceedings, lawsuits, investigations, disputes, and claims arising in the ordinary course of the Company's business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against the Company from time to time include commercial, intellectual property, customer, consumer, and employment proceedings, including class action lawsuits. The plaintiffs and government authorities in some actions may seek unspecified damages, injunctive relief, penalties and cost reimbursement. Actions are in various procedural stages, and some are covered in part by insurance. The Company cannot predict with assurance the outcome of actions brought against the Company. Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact income in the quarter of such development, settlement or resolution. If a potential loss arising from these lawsuits, claims and pending actions is probable and reasonably estimable, the Company records the estimated liability based on circumstances and assumptions existing at the time. Although the outcome of these and other claims cannot be predicted with certainty, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's financial condition or results of operations.
On August 1, 2024, a putative class action was filed against the Company and a certain former senior officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of the Company's investors who purchased or otherwise acquired the Company's publicly traded securities between March 20, 2024 and July 16, 2024. On September 16, 2024, a similar action was commenced against the Company in the same court on behalf of a class of investors who purchased or otherwise acquired the Company's publicly traded securities between December 1, 2022 and July 16, 2024. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company. On October 28, 2024, the court entered an order consolidating the actions and appointing the lead plaintiff. On January 13, 2025, lead plaintiff filed its Consolidated Amended Complaint. On March 14, 2025, Defendants filed their Motion to Dismiss the Consolidated Amended Complaint. On May 13, 2025, lead plaintiff filed a response in opposition to Defendants' Motion to Dismiss. Defendants filed their reply in support of their Motion to Dismiss on June 12, 2025. The Motion to Dismiss was granted in part and denied in part on August 25, 2025. On October 3, 2025, the Company filed an Answer to the Consolidated Amended Complaint. Plaintiffs filed a motion for class certification on January 16, 2026, and Defendants filed an opposition to class certification on March 13, 2026, for which briefing will conclude in April 2026. Discovery is ongoing.
In October 2024, the Company received two separate letters from purported shareholders demanding that the Company investigate certain potential derivative claims relating to the same circumstances and allegations included in the shareholder class action. The Company subsequently received four additional separate letters from purported shareholders making similar demands. In response, the Board of Directors formed a Special Litigation Committee, which has investigated the allegations contained in each of these letters, and on September 10, 2025, the Special Litigation Committee completed its investigation and determined that it would not be in the best interests of the Company to pursue litigation or take other steps in response to the demand letters. In October and December 2025, four of the purported shareholders filed derivative suits based on the allegations in their demand letters, two of which were filed in the United States District Court for the Eastern District of Pennsylvania (and have been consolidated into one action) and two of which were filed in Philadelphia County Court of Common Pleas (which the Company is in the process of consolidating into one action). The action in the United States District Court for the Eastern District of Pennsylvania has been stayed pending the outcome of the class action. The Company has agreed with the plaintiffs to a stay of the state court proceedings in the Philadelphia County Court of Common Pleas and is working with them to seek Court approval.
The Company intends to vigorously defend against the foregoing actions, which the Company believes to be without merit. The potential impact of these actions, which seek unspecified damages, attorneys’ fees and expenses, is uncertain.
(7)Shareholders’ Equity
As of January 31, 2026, the Company is authorized to issue 120 million shares of $0.01 par value common stock and 5 million shares of $0.01 par value preferred stock. The holders of the common stock are entitled to one vote per share of common stock and are entitled to receive dividends if declared by the Board of Directors. The preferred stock may be issued from time to time in series as designated by the Board of Directors. The designations, powers, preferences, voting rights, privileges, options, conversion rights, and other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof shall be designated by the Board of Directors.

Common Stock
The Five Below, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”) is intended to be qualified as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986. The number of shares of common stock reserved for issuance, which is subject to other limitations, is 500,000 shares. The ESPP allows eligible crew the opportunity to purchase, subject to limitations, shares of the Company’s common stock through payroll deductions at a discount of 10% of the fair market value of such shares on the purchase date. In fiscal 2025, the Company issued 6,154 shares of common stock under the ESPP resulting in proceeds of $0.9 million and recorded share-based compensation expense of $87 thousand in connection with the ESPP related to the amount of the discount. In fiscal 2024, the Company issued 9,908 shares of common stock under the ESPP resulting in proceeds of $1.1 million and recorded share-based compensation expense of $88 thousand in connection with the ESPP related to the amount of the discount. In fiscal 2023, the Company issued 4,818 shares of common stock under the ESPP resulting in proceeds of $1.0 million and recorded share-based compensation expense of $96 thousand in connection with the ESPP related to the amount of the discount.
(8)Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2022 Equity Incentive Plan (the “Plan”), the Company’s Board of Directors may grant stock options, restricted shares and restricted stock units to officers, directors, key crew and professional service providers. The Plan allows for the issuance of up to a total of 4.3 million shares under the Plan. As of January 31, 2026, approximately 2.9 million stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s Board of Directors. Options granted to date generally vest over four years from the date of grant.
Stock option activity under the Plan was as follows:

	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term
Balance as of January 28, 2023	18,026	$34.92	1.8
Forfeited	(100)	41.67
Exercised	(7,800)	36.70
Balance as of February 3, 2024	10,126	33.48	1.6
Exercised	(10,126)	33.48
Balance as of February 1, 2025	—	—	—
Balance as of January 31, 2026	—	—	—
Exercisable as of January 31, 2026	—	$—	—
The fair value of each option award granted to crew, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not grant any stock options in fiscal 2025, fiscal 2024 and fiscal 2023.
The Company uses the simplified method to estimate the expected term of the option. The expected volatility incorporates historical and implied volatility of similar entities whose share prices are publicly available. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The total intrinsic value of stock options exercised during fiscal 2024 and fiscal 2023 was $0.6 million and $1.1 million, respectively. There were no stock options outstanding and exercisable as of January 31, 2026. In fiscal 2024 and fiscal 2023, the Company received cash from the exercise of options of $0.3 million and $0.3 million, respectively. Upon option exercise, the Company issued new shares of common stock.

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
RSU and PSU activity under the Plan was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of January 28, 2023	226,389	$142.20	458,062	$163.56
Granted	70,858	198.09	129,442	244.95
Vested	(78,268)	135.48	(157,192)	151.73
Forfeited	(22,670)	152.87	(130,918)	161.02
Non-vested balance as of February 3, 2024	196,309	163.82	299,394	206.07
Granted	443,967	93.26	214,080	147.04
Vested	(79,687)	144.11	(29,075)	195.43
Forfeited	(97,810)	139.81	(300,535)	191.96
Non-vested balance as of February 1, 2025	462,779	104.60	183,864	178.44
Granted	228,713	84.49	211,300	162.07
Vested	(231,050)	99.17	(23,545)	75.49
Forfeited	(60,239)	91.17	(60,217)	154.17
Non-vested balance as of January 31, 2026	400,203	$98.27	311,402	$179.81
In connection with the vesting of RSUs and PSUs during fiscal 2025, the Company withheld 65,085 shares with an aggregate value of $9.2 million in satisfaction of minimum tax withholding obligations due upon vesting. In connection with the vesting of RSUs during fiscal 2024, the Company withheld 37,047 shares with an aggregate value of $6.9 million in satisfaction of minimum tax withholding obligations due upon vesting. In connection with the vesting of RSUs during fiscal 2023, the Company withheld 85,594 shares with an aggregate value of $16.6 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of January 31, 2026, there was $35.3 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.0 years.
Share Repurchase Program
On November 27, 2023, the Company's Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through November 27, 2026. In fiscal 2024, the Company repurchased 266,997 shares at an aggregate cost of approximately $40.0 million, or an average price of $149.79 per share. There were no repurchases in fiscal 2025. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.

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
As of January 31, 2026, there were no material valuation allowances that have been provided for net deferred tax assets as management believes that it is more likely than not that the Company will realize all material deferred tax assets before any expirations as of January 31, 2026.
The components of the income tax expense are as follows (in thousands):

	Fiscal Year
	2025	2024	2023
Current:
Federal	$103,202	$73,565	$70,615
State	28,404	18,341	21,788
	131,606	91,906	92,403
Deferred:
Federal	(7,238)	(7,312)	8,052
State	(2,638)	460	(460)
	(9,876)	(6,852)	7,592
Income tax expense	$121,730	$85,054	$99,995

The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows (dollars in thousands):

	Fiscal 2025
	Amount	Percent
Statutory federal tax rate	$100,878	21.0%
State and local income taxes, net of federal income tax effect (1)	19,264	4.0%
Foreign tax effects	32	—%
Tax credits	(3,274)	(0.7)%
Nontaxable or non-deductible items
Non-deductible compensation	5,281	1.1%
Other	(1,802)	(0.4)%
Changes in unrecognized tax benefits	1,088	0.2%
Other	263	0.1%
	$121,730	25.3%
(1)State and Local Taxes in California, New York, Illinois, Texas, New York City, and New Jersey make up the majority of this category.

As previously disclosed for fiscal 2024 and fiscal 2023, prior to the adoption of ASU 2023-09, the reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year
	2024	2023
Statutory federal tax rate	21.0%	21.0%
State taxes, net of federal benefit	3.8%	3.8%
Other	0.3%	0.1%
	25.1%	24.9%

 The effective tax rate for fiscal 2025 compared to fiscal 2024 was primarily driven by non-deductible expenses, partially offset by discrete items, which includes the impact of share-based accounting. The effective tax rate for fiscal 2024 compared to fiscal 2023 was primarily driven by discrete items, which includes the impact of share-based accounting, partially offset by non-deductible expenses.
The amounts of income taxes paid, net of refunds is as follows:

Fiscal 2025
Amount
U.S federal	$98,760
U.S state and local (1)	28,853
$127,613
(1)No states have met the disclosure requirements outlined in ASU 2023-09

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are (in thousands):

	January 31, 2026	February 1, 2025

Deferred tax assets:
Net operating loss carryforwards	$61	$155
Inventories	26,864	24,259
Deferred revenue	6,251	5,220
Accrued bonus	11,083	2,129
Operating lease liabilities	526,680	513,464
Other	15,758	11,438
Deferred tax assets	586,697	556,665
Valuation allowance	(1,442)	(1,442)
Deferred tax assets, net of valuation allowance	585,255	555,223
Deferred tax liabilities:
Property and equipment	(175,695)	(170,871)
Operating lease assets	(457,564)	(442,098)
Other	(2,011)	(2,145)
Deferred tax liabilities	(635,270)	(615,114)
	$(50,015)	$(59,891)
The Company had no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s balance sheets as of January 31, 2026 and February 1, 2025, and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for fiscal 2025, fiscal 2024, or fiscal 2023.
The Company files a federal income tax return as well as state tax returns. The Company’s U.S. federal income tax returns for the fiscal years ended January 28, 2023 and thereafter remain subject to examination by the U.S. Internal Revenue Service. State returns are filed in various state jurisdictions, as appropriate, with varying statutes of limitation and remain subject to examination for varying periods up to three years to four years depending on the state.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA contains numerous amendments to federal income tax provisions and has varying effective dates. The Company has evaluated and incorporated the effects of the legislation in its income tax provision for the fiscal year ended January 31, 2026. The legislation did not have a material impact on the Company's effective tax rate but results in a reduction to the Company's tax liability position for the fiscal year ended January 31, 2026.
(10) Employee Benefit Plan
The Company has a 401(k) Retirement Savings Plan and crew can contribute up to the maximum amount allowed under law. The Company may make discretionary matching and profit-sharing contributions. During fiscal 2025, fiscal 2024 and fiscal 2023, the Company made matching contributions of $7.5 million, $6.1 million and $5.1 million, respectively.
(11) Segment Reporting
The Company has one reportable and operating segment, which derives revenue from sales of the Company’s merchandise to customers at our 1,921 brick & mortar store locations, which operate in 46 states, and online at fivebelow.com. No customer accounts for 10% or more of our revenues.
The accounting policies of the reportable segment are the same as those described in “Note 1 – Summary of Significant Accounting Policies.”
The chief operating decision maker (“CODM”) is the Company’s President and Chief Executive Officer, who assesses and evaluates the performance of the reportable segment. Financial information and data are provided to the CODM on a consolidated basis. The CODM uses consolidated sales and consolidated net income to evaluate performance, make key operating decisions and allocate resources. The Company’s significant segment expenses are included on the “Consolidated Statements of Operations” in Item 8 “Consolidated Financial Statements and Supplementary Data” of this Form 10-K. See “Note 2 – Revenue from Contracts with Customers” for the Company’s disaggregated revenue by groups of products.
Identifiable segment assets, including the significant segment assets of cash and cash equivalents, inventory and accounts payable, are included on the “Consolidated Balance Sheets” in Item 8 “Consolidated Financial Statements and Supplementary Data” of this Form 10-K.
The following table details segment profit and loss for the Company's one reportable segment:

	Fiscal Year
	2025	2024	2023
Net sales	$4,764,147	$3,876,527	$3,559,369
Cost of goods sold	3,049,461	2,523,865	2,285,544
Advertising costs	76,169	64,338	62,466
Store and corporate expenses	988,995	797,060	695,041
Depreciation and amortization	192,123	167,447	130,747
Interest income and other income, net	22,972	14,848	15,530
Income tax expense	121,730	85,054	99,995
Net income	$358,641	$253,611	$301,106
(12) Subsequent Events
Supreme Court Tariff Ruling
In February 2026, the Supreme Court of the U.S. issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. The U.S. presidential administration subsequently invoked additional tariffs under other laws resulting in a rapidly changing tariff environment. At this time the Company cannot reasonably estimate the total financial impact of this ruling, however it, and any additional tariffs, may materially affect the Company’s future results of operations and cash flows.
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

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended January 31, 2026, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States ("GAAP").
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of January 31, 2026. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of January 31, 2026, the company maintained effective internal control over financial reporting at a reasonable assurance level.
The effectiveness of the company’s internal control over financial reporting as of January 31, 2026 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report dated March 19, 2026 that appears below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Five Below, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Five Below, Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 31, 2026, and the related notes (collectively, the consolidated financial statements), and our report dated March 19, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 19, 2026

ITEM 9B. OTHER INFORMATION
During the thirteen weeks ended January 31, 2026, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement."
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is included in the “Board of Directors-Nominees for Election to the Board of Directors for a Term Expiring at the 2027 Annual Meeting,” “Executive Officers,” “Board of Directors-Code of Business Conduct and Ethics,” “Board of Directors-Committees of the Board of Directors,” and “Board of Directors-Director Nomination Process” sections of our proxy statement for the 2026 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is included in the “Compensation Discussion and Analysis,” “Executive Compensation,” “Board of Directors–Director Compensation,” “Board of Directors–Board Leadership Structure and Board’s Role in Risk Oversight,” “Board of Directors–Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” sections of our proxy statement for the 2026 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item 12 is included in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections of our proxy statement for the 2026 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included in the “Certain Relationships and Related Party Transactions” and “Board of Directors–Director Independence” sections of our proxy statement for the 2026 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in the “Proposal 2, Ratification of Independent Registered Public Accounting Firm” section of our proxy statement for the 2026 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.

PART IV
ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES

(a)1. Consolidated Financial Statements
The consolidated financial statements of the Company filed as part of this Annual Report on Form 10-K are included in Part II, Item 8 beginning on page 47.
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

10.34†    Five Below, Inc. 2022 Equity Incentive Plan (incorporated by reference to Appendix A-1 to the Company's Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on May 5, 2022)

10.35†    Form of Restricted Stock Unit Grant Notice and Award Agreement under the Five Below, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 of the Company’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 14, 2022)

10.36    Second Amendment to Credit Agreement, dated September 16, 2022, among the Company, 1616 Holdings, Inc., Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2022)

10.37†    Amendment dated March 13, 2023 to Employment Letter Agreement dated April 16, 2012 by and between Kenneth R. Bull and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023)

10.38†    Offer Letter, dated June 13, 2023., by and between Kristy Chipman and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2023)

10.39†    Compensation Policy for Non-Employee Directors (filed herewith)

10.40    Amended and Restated Five Below, Inc. Clawback Policy (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 30, 2023)

10.41†    Cessation Agreement, dated September 18, 2024, by and between Five Below, Inc. and Michael F. Romanko (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2024)

10.42†    Offer Letter, dated December 2, 2024, by and between Five Below, Inc., and Winnie Park (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2024)

10.43†    Offer Letter, dated December 2, 2024, by and between Five Below, Inc. and Thomas Vellios (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2024)

10.44†    Letter Agreement, dated June 4, 2025, by and between Kristy Chipman and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2025)

10.45†    Consulting Agreement, dated June 12, 2025, by and between Five Below, Inc. and Thomas Vellios (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2025)

10.46†    Letter Agreement, dated August 25, 2025, by and between Daniel Sullivan and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2025)

10.47†    Letter Agreement, dated September 24, 2025, by and between Michelle Israel and Five Below, Inc. (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 4, 2025)

10.48†    Letter Agreement, dated October 1, 2025, by and between Ronald J. Masciantonio and Five Below, Inc. (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 4, 2025)

10.49†    Letter Agreement, dated February 8, 2026, by and between George Hill and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2026)

10.50†    Form of Award Agreement for Performance-Based Restricted Stock Units under the Five Below, Inc. 2022 Equity Incentive Plan (filed herewith)

10.51†    Form of Notice of Grant of Time-Based Restricted Stock Units Award and Award Agreement (Non-CEO Executive Officers) under the Five Below, Inc. 2022 Equity Incentive Plan (filed herewith)

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

101*    The following financial information from this Annual Report on Form 10-K, formatted in Inline XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of January 31, 2026 and February 1, 2025; (ii) the Consolidated Statements of Operations for Fiscal Years 2025, 2024, and 2023; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for Fiscal Years 2025, 2024, and 2023; (iv) the Consolidated Statements of Cash Flows for Fiscal Years 2025, 2024, and 2023 and (v) the Notes to Consolidated Financial Statements, in each case, tagged in detail.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Philadelphia, Pennsylvania, on the 19th day of March 2026.

FIVE BELOW, INC.
By: /s/ Winnie Y. Park
Name: Winnie Y. Park
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Winnie Y. Park Winnie Y. Park	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2026
/s/ Daniel J. Sullivan Daniel J. Sullivan	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 19, 2026
/s/ Kathleen S. Barclay Kathleen S. Barclay	Director	March 19, 2026
/s/ Karen Bowman Karen Bowman	Director	March 19, 2026
/s/ Michael F. Devine III Michael F. Devine III	Director	March 19, 2026
/s/ Dinesh Lathi Dinesh Lathi	Director	March 19, 2026
/s/ Richard L. Markee Richard L. Markee	Director	March 19, 2026
/s/ Thomas M. Ryan Thomas M. Ryan	Director	March 19, 2026
/s/ Ronald L. Sargent Ronald L. Sargent	Director	March 19, 2026
/s/ Mimi E. Vaughn Mimi E. Vaughn	Director	March 19, 2026
/s/ Zuhairah S. Washington Zuhairah S. Washington	Director	March 19, 2026