Form 10-Q
period 2026-05-02
FIVE BELOW, INC
filed 2026-06-04
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 3, 2026 was 55,295,351.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	May 2, 2026	January 31, 2026	May 3, 2025
Assets
Current assets:
Cash and cash equivalents	$638,892	$723,699	$427,462
Short-term investment securities	474,370	208,508	196,529
Inventories	813,300	846,609	702,053
Prepaid income taxes and tax receivable	5,210	5,210	4,649
Prepaid expenses and other current assets	130,176	132,697	142,429
Total current assets	2,061,948	1,916,723	1,473,122
Property and equipment, net of accumulated depreciation and amortization of $971,525, $921,027, and $796,329, respectively.	1,242,449	1,234,331	1,260,795
Operating lease assets	1,725,210	1,765,704	1,696,917
Other assets	25,396	20,261	21,968
	$5,055,003	$4,937,019	$4,452,802

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	351,544	368,381	276,505
Income taxes payable	95,234	56,644	72,365
Accrued salaries and wages	46,704	67,505	31,179
Other accrued expenses	188,684	160,328	176,750
Operating lease liabilities	300,545	301,148	304,950
Total current liabilities	982,711	954,006	861,749
Other long-term liabilities	10,890	8,667	8,049
Long-term operating lease liabilities	1,698,164	1,731,041	1,670,168
Deferred income taxes	50,767	50,015	54,774
Total liabilities	2,742,532	2,743,729	2,594,740
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,296,561, 55,228,735, and 55,059,215 shares, respectively.	552	551	549
Additional paid-in capital	174,915	178,791	161,058
Retained earnings	2,137,004	2,013,948	1,696,455
Total shareholders’ equity	2,312,471	2,193,290	1,858,062
	$5,055,003	$4,937,019	$4,452,802
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Net sales	$1,285,602	$970,527
Cost of goods sold (exclusive of items shown separately below)	806,960	646,614
Selling, general and administrative expenses	273,276	226,502
Depreciation and amortization	51,123	46,564
Operating income	154,243	50,847
Interest income and other income, net	8,255	5,647
Income before income taxes	162,498	56,494
Income tax expense	39,442	15,346
Net income	$123,056	$41,148
Basic income per common share	$2.23	$0.75
Diluted income per common share	$2.21	$0.75
Weighted average shares outstanding:
Basic shares	55,262,924	55,045,966
Diluted shares	55,607,222	55,189,813
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, January 31, 2026	55,228,735	$551	$178,791	$2,013,948	$2,193,290
Share-based compensation expense	—	—	5,007	—	5,007
Issuance of unrestricted stock awards	422	—	98	—	98
Vesting of restricted stock units and performance-based restricted stock units	107,087	1	—	—	1
Common shares withheld for taxes	(39,683)	—	(8,981)	—	(8,981)
Net income	—	—	—	123,056	123,056
Balance, May 2, 2026	55,296,561	$552	$174,915	$2,137,004	$2,312,471

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, February 1, 2025	55,028,682	$549	$152,471	$1,655,307	$1,808,327
Share-based compensation expense	—	—	9,672	—	9,672
Issuance of unrestricted stock awards	2,039	—	169	—	169
Vesting of restricted stock units and performance-based restricted stock units	44,020	—	—	—	—
Common shares withheld for taxes	(15,526)	—	(1,254)	—	(1,254)
Net income	—	—	—	41,148	41,148
Balance, May 3, 2025	55,059,215	$549	$161,058	$1,696,455	$1,858,062
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Operating activities:
Net income	$123,056	$41,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,123	46,564
Share-based compensation expense	5,132	9,859
Deferred income tax expense (benefit)	752	(5,117)
Other non-cash expenses	1,588	94
Changes in operating assets and liabilities:
Inventories	33,309	(42,553)
Prepaid expenses and other assets	(2,650)	13,931
Accounts payable	(20,238)	14,733
Income taxes payable	38,590	20,367
Accrued salaries and wages	(20,801)	11,436
Operating leases	7,014	3,176
Other accrued expenses	10,349	19,024
Net cash provided by operating activities	227,224	132,662
Investing activities:
Purchases of investment securities and other investments	(271,833)	(82,393)
Sales, maturities, and redemptions of investment securities	5,971	82,938
Capital expenditures	(37,189)	(36,209)
Net cash used in investing activities	(303,051)	(35,664)
Financing activities:
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	1	—
Common shares withheld for taxes	(8,981)	(1,254)
Net cash used in financing activities	(8,980)	(1,254)
Net (decrease) increase in cash and cash equivalents	(84,807)	95,744
Cash and cash equivalents at beginning of period	723,699	331,718
Cash and cash equivalents at end of period	$638,892	$427,462

Supplemental disclosures of cash flow information:
Non-cash investing activities
Increase in accrued purchases of property and equipment	$23,605	$9,481

See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1) Summary of Significant Accounting Policies
(a)Description of Business
Five Below, Inc. is a leading growth retailer offering trend-right, extreme value, high-quality products loved by the kid and the kid in all of us. The Company offers an edited assortment of products, with most priced at $5 and below. As used herein, “Five Below,” the “Company,” refers to Five Below, Inc. (collectively with its wholly owned subsidiaries), except as expressly indicated or unless the context otherwise requires. As used herein, references to “crew” refer to the Company's employees, and references to “shipcenters” refer to the Company's distribution and logistics centers.
The Company is incorporated in the Commonwealth of Pennsylvania and, as of May 2, 2026, operated in 46 states, excluding Alaska, Hawaii, Idaho, and Montana. As of May 2, 2026 and May 3, 2025, the Company operated 1,970 stores and 1,826 stores, respectively, each operating under the name “Five Below.”
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
(b)Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2026" or "fiscal 2026" refer to the period from February 1, 2026 to January 30, 2027, which is a 52-week fiscal year. References to "fiscal year 2025" or "fiscal 2025" refer to the period from February 2, 2025 to January 31, 2026 which is a 52-week fiscal year. The fiscal quarters ended May 2, 2026, and May 3, 2025 refer to the thirteen weeks ended as of those dates.
(c)Basis of Presentation
The consolidated balance sheets as of May 2, 2026 and May 3, 2025, the consolidated statements of operations for the thirteen weeks ended May 2, 2026 and May 3, 2025, the consolidated statements of shareholders’ equity for the thirteen weeks ended May 2, 2026 and May 3, 2025 and the consolidated statements of cash flows for the thirteen weeks ended May 2, 2026 and May 3, 2025 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended May 2, 2026 and May 3, 2025. The balance sheet as of January 31, 2026, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2025 as filed with the Securities and Exchange Commission on March 19, 2026 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended January 31, 2026 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen weeks ended May 2, 2026 and May 3, 2025 are not necessarily indicative of the consolidated operating results for the year ending January 30, 2027 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.

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
The Company’s financial instruments consist primarily of cash equivalents which primarily consist of AAA-rated money market funds, investment securities, which primarily consist of investment grade corporate securities, accounts payable, and borrowings, if any, under a line of credit. The Company believes that: (1) the carrying value of cash equivalents and accounts payable are representative of their respective fair value due to the short-term nature of these instruments; and (2) the carrying value of the borrowings, if any, under the line of credit approximates fair value because the line of credit’s interest rates vary with market interest rates. Under the fair value hierarchy, the fair market values of cash equivalents and the investments in corporate bonds are Level 1 while the investments in municipal bonds are Level 2. The fair market values of Level 2 instruments are determined by management with the assistance of a third-party pricing service. Since quoted prices in active markets for identical assets are not available, these prices are determined by the third-party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.
As of May 2, 2026, January 31, 2026 and May 3, 2025, the Company had cash equivalents of $605.0 million, $700.4 million and $400.2 million, respectively. The Company’s cash equivalents typically consist of cash management solutions, credit and debit card receivables, money market funds, corporate bonds with original maturities of 90 days or less. Fair value for cash equivalents was determined based on Level 1 inputs.

As of May 2, 2026, January 31, 2026 and May 3, 2025, the Company's investment securities, which primarily consist of investment grade corporate securities, are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of May 2, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$474,370	$5	$699	$473,676
Total	$474,370	$5	$699	$473,676

	As of January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$208,508	$—	$64	$208,444
Total	$208,508	$—	$64	$208,444

	As of May 3, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$196,529	$—	$203	$196,326
Total	$196,529	$—	$203	$196,326
Short-term investment securities as of May 2, 2026, January 31, 2026 and May 3, 2025 all mature in one year or less.
(g)Prepaid Expenses and Other Current Assets
Prepaid expenses as of May 2, 2026, January 31, 2026 and May 3, 2025 were $46.2 million, $36.1 million, and $38.3 million, respectively. Other current assets as of May 2, 2026, January 31, 2026 and May 3, 2025 were $84.0 million, $96.6 million, and $104.1 million, respectively.
(h)Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $36.2 million, $16.0 million, and $33.8 million as of May 2, 2026, January 31, 2026 and May 3, 2025, respectively.
(i)Deferred Compensation
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
(j)Supply Chain Finance
The Company utilizes the supply chain finance program whereby qualifying suppliers may elect at their sole discretion to sell the Company's payment obligations to a designated third-party financial institution. The amount of obligations outstanding under the supply chain finance program was $8.9 million, $6.2 million, and $2.3 million as of May 2, 2026, January 31, 2026 and May 3, 2025, respectively.

(2)Revenue from Contracts with Customers
Revenue Recognition
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
Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and snack and seasonal (dollars in thousands):

	Thirteen Weeks Ended
	May 2, 2026		May 3, 2025
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$620,887	48.3%	$434,897	44.8%
Fashion and home	352,600	27.4%	283,761	29.2%
Snack and seasonal	312,115	24.3%	251,869	26.0%
Total	$1,285,602	100.0%	$970,527	100.0%

(3) Leases
The Company determines if an arrangement contains a lease at the inception of a contract. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
During the thirteen weeks ended May 2, 2026, the Company committed to 48 new store leases with average terms of approximately 10 years that have future minimum lease payments of approximately $83.3 million.
All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of May 2, 2026 and May 3, 2025, the weighted average remaining lease term for the Company's operating leases was 6.7 years and 7.2 years, respectively, and the weighted average discount rate was 5.3% and 6.1%, respectively.
The following table is a summary of the Company's components for net lease costs (in thousands):

	Thirteen Weeks Ended
Lease Cost	May 2, 2026	May 3, 2025
Operating lease cost	$91,425	$83,568
Variable lease cost	28,679	25,846
Net lease cost*	$120,104	$109,414
* Excludes short-term lease cost, which is immaterial.

The following table summarizes the maturity of lease liabilities under operating leases as of May 2, 2026 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2026	$302,825
2027	391,122
2028	366,967
2029	334,245
2030	289,291
After 2030	704,910
Total lease payments	2,389,360
Less: imputed interest	390,651
Present value of lease liabilities	$1,998,709

The following table summarizes the supplemental cash flow disclosures related to leases (in thousands):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (1)	$86,383	$69,608
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$23,332	$41,475
(1) Included within operating activities in the Company's Consolidated Statements of Cash Flows.
(4) Income Per Common Share
Basic income per common share amounts are calculated using the weighted average number of common shares outstanding for the period. Diluted income per common share amounts are calculated using the weighted average number of common shares outstanding for the period and include the dilutive impact of the assumed vesting of restricted stock awards and shares currently available for purchase under the Company's Employee Stock Purchase Plan, using the treasury stock method. Performance-based restricted stock units are considered contingently issuable shares for diluted income per common share purposes and the dilutive impact, if any, is not included in the weighted average shares until the performance conditions are met. The dilutive impact, if any, for performance-based restricted stock units, which are subject to market conditions based on the Company's total shareholder return relative to a pre-defined peer group, are included in the weighted average shares.

The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Numerator:
Net income	$123,056	$41,148
Denominator:
Weighted average common shares outstanding - basic	55,262,924	55,045,966
Dilutive impact of options, restricted stock units and employee stock purchase plan	344,298	143,847
Weighted average common shares outstanding - diluted	55,607,222	55,189,813
Per common share:
Basic income per common share	$2.23	$0.75
Diluted income per common share	$2.21	$0.75
The effects of the assumed vesting of restricted stock units for 34,757 shares of common stock for the thirteen weeks ended May 2, 2026 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
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
All obligations under the Revolving Credit Facility are guaranteed by 1616 Holdings and secured by substantially all of the assets of the Company and 1616 Holdings. As of May 2, 2026 and May 3, 2025, the Company was in compliance with the covenants applicable to it under the Revolving Credit Facility.
As of May 2, 2026 and May 3, 2025, the Company had no borrowings or interest expense under the Revolving Credit Facility.
As of May 2, 2026, the Company had approximately $214 million available on the Revolving Credit Facility, net of $11 million in outstanding letters of credit. As of May 3, 2025, the Company had approximately $225 million available on the Revolving Credit Facility.
(6)Commitments and Contingencies
Commitments
Other Contractual Commitments
The Company has an executive severance plan that is applicable to certain key crew that provides for, among other things, salary, bonus, severance, and change in control provisions.
As of May 2, 2026, the Company has other purchase commitments of approximately $5.0 million consisting of purchase agreements for materials that will be used in the construction of new stores.

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
On August 1, 2024, a putative class action was filed against the Company and a certain former senior officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of the Company's investors who purchased or otherwise acquired the Company's publicly traded securities between March 20, 2024 and July 16, 2024. On September 16, 2024, a similar action was commenced against the Company in the same court on behalf of a class of investors who purchased or otherwise acquired the Company's publicly traded securities between December 1, 2022 and July 16, 2024. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company. On October 28, 2024, the court entered an order consolidating the actions and appointing lead plaintiff. On January 13, 2025, lead plaintiff filed its Consolidated Amended Complaint. On March 14, 2025, Defendants filed their Motion to Dismiss the Consolidated Amended Complaint. On May 13, 2025, lead plaintiff filed a response in opposition to Defendants' Motion to Dismiss. Defendants filed their reply in support of their Motion to Dismiss on June 12, 2025. The Motion to Dismiss was granted in part and denied in part on August 25, 2025. On October 3, 2025, the Defendants filed an answer to the Consolidated Amended Complaint. On January 16, 2026, lead plaintiff filed a Motion for Class Certification, which Defendants opposed on March 13, 2026 and for which briefing concluded in April 2026. The hearing for Class Certification is scheduled for June 5, 2026. The parties are now in the discovery phase.
In October 2024, the Company received two separate letters from purported shareholders demanding that the Company investigate certain potential derivative claims relating to the same circumstances and allegations included in the shareholder class action. The Company subsequently received four additional separate letters from purported shareholders making similar demands. In response, the Board of Directors formed a Special Litigation Committee, which has investigated the allegations contained in each of these letters, and on September 10, 2025, the Special Litigation Committee completed its investigation and determined that it would not be in the best interests of the Company to pursue litigation or take other steps in response to the demand letters. In October and December 2025, four of the purported shareholders filed derivative suits based on the allegations in their demand letters, two of which were filed in the United States District Court for the Eastern District of Pennsylvania (and have been consolidated into one action) and two of which were filed in the Philadelphia County Court of Common Pleas (and have been consolidated into one action). The action in the United States District Court for the Eastern District of Pennsylvania has been stayed pending the outcome of the class action. Defendants have agreed with the plaintiffs to a stay of the state court proceedings in the Philadelphia County Court of Common Pleas and are working with them to seek Court approval.
The Company intends to vigorously defend against the foregoing actions, which the Company believes to be without merit. The potential impact of these actions, which seek unspecified damages, attorneys’ fees and expenses, is uncertain.
(7)Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2022 Equity Incentive Plan (the “Plan”), the Company’s Board of Directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key crew and professional service providers. The Plan allows for the issuance of up to a total of 4.3 million shares under the Plan. As of May 2, 2026, approximately 2.9 million stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s Board of Directors. Options granted to date generally vest over four years from the date of grant.

The fair value of each option award granted to crew, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted, forfeited or exercised during the thirteen weeks ended May 2, 2026, and there were no stock options outstanding as of May 2, 2026.
Restricted Stock Units and Performance-Based Restricted Stock Units
All restricted stock units ("RSU") and performance-based restricted stock units ("PSU") vest in accordance with vesting conditions set by the talent and compensation committee of the Company’s Board of Directors. RSUs granted to date generally have vesting periods ranging from less than one year to five years from the date of grant. The fair value of RSUs is the market price of the underlying common stock on the date of grant. PSUs granted to date generally have vesting periods ranging from less than one year to five years from the date of grant.
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
RSU and PSU activity during the thirteen weeks ended May 2, 2026 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of January 31, 2026	400,203	$98.27	311,402	$179.81
Granted	70,279	235.13	101,415	272.56
Vested	(99,761)	114.40	(7,326)	289.54
Forfeited	(32,300)	81.74	(81,178)	199.98
Non-vested balance as of May 2, 2026	338,421	$123.51	324,313	$201.29
In connection with the vesting of RSUs and PSUs during the thirteen weeks ended May 2, 2026, the Company withheld 39,683 shares with an aggregate value of $9.0 million in satisfaction of minimum tax withholding obligations due upon vesting.
In connection with the vesting of RSUs and PSUs during the thirteen weeks ended May 3, 2025, the Company withheld 15,526 shares with an aggregate value of $1.3 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of May 2, 2026, there was $52.0 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.3 years.
Share Repurchase Program
On November 27, 2023, the Company's Board of Directors approved a new share repurchase program for up to $100 million of the Company's common stock through November 27, 2026. In fiscal 2024, the Company purchased 266,997 shares at an aggregate cost of approximately $40.0 million, or an average price of $149.79 per share. There were no repurchases during the thirteen weeks ended May 2, 2026. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
Since March 2018, the Company has purchased approximately 1.9 million shares for an aggregate cost of approximately $270 million.

(8)Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen weeks ended May 2, 2026 and May 3, 2025 (dollars in thousands):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Income before income taxes	$162,498	$56,494
Income tax expense	$39,442	$15,346
Effective tax rate	24.3%	27.2%
The effective tax rates for the thirteen weeks ended May 2, 2026 and May 3, 2025 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen weeks ended May 2, 2026 was lower than the thirteen weeks ended May 3, 2025 primarily due to discrete items, which includes the impact of share-based accounting.
The Company had no material accrual for uncertain tax positions or interest and/or penalties related to income taxes on the Company’s balance sheets as of May 2, 2026, January 31, 2026 and May 3, 2025 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen weeks ended May 2, 2026 and May 3, 2025.
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
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA contains numerous amendments to federal income tax provisions and has varying effective dates. The Company has evaluated and incorporated the effects of the legislation in its income tax provision for the thirteen weeks ended May 2, 2026. The legislation did not have a material impact on the Company's effective tax rate but results in a reduction to the Company's tax liability position for the thirteen weeks ended May 2, 2026.
(9)Segment Reporting
The Company has one reportable and operating segment, which derives revenue from sales of the Company’s merchandise to customers at its 1,970 brick & mortar store locations, which operate in 46 states, and online at fivebelow.com. No customer accounts for 10% or more of its revenues.
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
Identifiable segment assets, including the significant segment assets of Cash and Cash Equivalents, Inventory and Accounts Payable, are included on the “Consolidated Balance Sheets” in Item 1 “Consolidated Financial Statements" of this Form 10-Q.

The following table details segment profit and loss for the Company's one reportable segment:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Net sales	$1,285,602	$970,527
Cost of goods sold	806,960	646,614
Advertising costs	18,369	15,048
Store and corporate expenses	254,907	211,454
Depreciation and amortization	51,123	46,564
Interest income and other income, net	8,255	5,647
Income tax expense	39,442	15,346
Net income	$123,056	$41,148
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended January 31, 2026 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen weeks ended May 2, 2026 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2026" or "fiscal 2026" refer to the period from February 1, 2026 to January 30, 2027, which is a 52-week fiscal year. References to "fiscal year 2025" or "fiscal 2025" refer to the period from February 2, 2025 to January 31, 2026 which is a 52-week fiscal year. The fiscal quarters ended May 2, 2026, and May 3, 2025 refer to the thirteen weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.
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

Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiaries as "we," "us," or "our") is a leading growth retailer offering trend-right, extreme value, high-quality products loved by the kid and the kid in all of us. We offer an edited assortment of products, with most priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of May 2, 2026, we operated 1,970 stores in 46 states.
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
On February 20, 2026, the U.S. Supreme Court issued a ruling holding that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs, creating uncertainty regarding the potential recovery of tariffs previously assessed under that statute. In April, US Customs launched a system to allow importers of record to file IEEPA tariff refunds. The Company has filed claims to seek recovery of such tariffs; however, the availability, timing, and amount of any refunds remain uncertain and depend on further legal, regulatory, and administrative actions.
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
The variable component of our cost of goods sold is higher in higher volume quarters because the variable component of our cost of goods sold generally increases as net sales increase. We regularly analyze the components of gross profit, a non-GAAP financial measure, as well as gross margin as it provides a useful and relevant measure to analyze our financial performance. Our gross profit and results of operations could be adversely affected by our inability to achieve acceptable initial markup levels, an increased reliance on markdowns, elevated inventory shrinkage, or insufficient sales leverage over the store occupancy, distribution, and buying components of cost of goods sold. In addition, current global supply chain disruptions, the cost of freight and constraints on shipping capacity to transport inventory may have an adverse impact on our gross profit and results of operations, as well as our sales. Changes in the mix of our products may also impact our overall cost of goods sold.

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
The components of our SG&A expenses may not be comparable to those of other retailers. We expect that our SG&A expenses will increase in future periods due to our continuing store growth. Variability in performance-based compensation expense related to our business performance may cause SG&A expenses to be higher or lower than comparable periods. In addition, any increase in future share-based awards, modifications or forfeitures will impact our share-based compensation expense included in SG&A expenses.
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

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$1,285.6	$970.5
Cost of goods sold (exclusive of items shown separately below)	807.0	646.6
Selling, general and administrative expenses	273.3	226.5
Depreciation and amortization	51.1	46.6
Operating income	154.2	50.8
Interest income and other income, net	8.3	5.6
Income before income taxes	162.5	56.5
Income tax expense	39.4	15.3
Net income	$123.1	$41.1
Percentage of Net Sales (1):
Net sales	100.0%	100.0%
Cost of goods sold (exclusive of items shown separately below)	62.8	66.6
Selling, general and administrative expenses	21.3	23.3
Depreciation and amortization	4.0	4.8
Operating income	12.0	5.2
Interest income and other income, net	0.6	0.6
Income before income taxes	12.6	5.8
Income tax expense	3.1	1.6
Net income	9.6%	4.2%
Operational Data:
Total stores at end of period	1,970	1,826
Comparable sales increase	22.7%	7.1%
Average net sales per store (2)	$0.7	$0.5
Gross margin (3)	37.2%	33.4%

(1)Components may not add to total due to rounding.
(2)Only includes stores that opened before the beginning of the thirteen weeks ended.
(3)Gross margin is equal to our net sales less our cost of goods sold as a percentage of our net sales.

Thirteen Weeks Ended May 2, 2026 Compared to the Thirteen Weeks Ended May 3, 2025
Net Sales
Net sales increased to $1,285.6 million in the thirteen weeks ended May 2, 2026 from $970.5 million in the thirteen weeks ended May 3, 2025, an increase of $315.1 million, or 32.5%. The increase was the result of a comparable sales increase of $214.0 million and a non-comparable sales increase of $101.1 million. The increase in non-comparable sales was primarily driven by the number of stores that opened in fiscal 2025 but have not been open for 15 full months and new stores that opened in fiscal 2026.
Comparable sales increased 22.7%. This increase resulted from increases of approximately 18.5% in the number of transactions and approximately 3.5% in the average dollar value of transactions.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $807.0 million in the thirteen weeks ended May 2, 2026 from $646.6 million in the thirteen weeks ended May 3, 2025, an increase of $160.4 million, or 24.8%. The increase in cost of goods sold was primarily the result of increases in merchandise cost of goods sold resulting from an increase in net sales and store occupancy costs resulting from new store openings.
Gross profit increased to $478.6 million in the thirteen weeks ended May 2, 2026 from $323.9 million in the thirteen weeks ended May 3, 2025, an increase of $154.7 million, or 47.8%. Gross margin increased to 37.2% in the thirteen weeks ended May 2, 2026 from 33.4% in the thirteen weeks ended May 3, 2025, an increase of approximately 380 basis points. The increase in gross margin was primarily the result of decreases as a percentage of net sales in store occupancy costs and distribution costs. Also contributing to the increase in gross margin were the decreases as a percentage of net sales in merchandise costs of goods sold, which includes the impact of a lower inventory shrinkage accrual rate, and lapping the impact of non-recurring cost-optimization initiatives.
Selling, General and Administrative Expenses (including Depreciation and Amortization)
Selling, general and administrative expenses (including depreciation and amortization) increased to $324.4 million in the thirteen weeks ended May 2, 2026 from $273.1 million in the thirteen weeks ended May 3, 2025, an increase of $51.3 million, or 18.8%. As a percentage of net sales, selling, general and administrative expenses (including depreciation and amortization) decreased approximately 290 basis points to 25.2% in the thirteen weeks ended May 2, 2026 from 28.1% in the thirteen weeks ended May 3, 2025. The increase in selling, general and administrative expenses (including depreciation and amortization) was the result of an increase of $42.6 million in store-related expenses primarily to support new and existing stores. Also contributing to the increase in selling, general and administrative expenses (including depreciation and amortization) was an increase of $8.7 million in corporate-related expenses primarily due to higher incentive compensation, partially offset by the impact of retention awards.
Income Tax Expense
Income tax expense increased to $39.4 million in the thirteen weeks ended May 2, 2026 from $15.3 million in the thirteen weeks ended May 3, 2025, an increase of $24.1 million or 157.0%. The increase in income tax expense was primarily due to the $106.0 million increase in pre-tax income, partially offset by discrete items, which includes the impact of share-based accounting.
Our effective tax rate for the thirteen weeks ended May 2, 2026 was 24.3% compared to 27.2% in the thirteen weeks ended May 3, 2025. Our effective tax rate for the thirteen weeks ended May 2, 2026 was lower than the comparable prior year period primarily due to discrete items, which includes the impact of share-based accounting.
Net Income
As a result of the foregoing, net income increased to $123.1 million in the thirteen weeks ended May 2, 2026 from $41.1 million in the thirteen weeks ended May 3, 2025, an increase of $82.0 million or 199.1%.
Liquidity and Capital Resources
Overview
Cash capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make cash capital expenditures of approximately $230 million to $250 million in fiscal 2026, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations, cash on hand, investments and, as needed, borrowings under our Revolving Credit Facility. We expect to incur approximately $100 million of our cash capital expenditure budget in fiscal 2026 to construct and open approximately 150 net new stores, with the remainder projected to be spent on our store relocations and remodels, corporate infrastructure and shipcenter facilities including expansions.
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

Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on-hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility, which expires in September 2027, as needed, and we expect that funding to continue. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. As of May 2, 2026, we did not have any direct borrowings under our Revolving Credit Facility and had approximately $214 million available on the line of credit, net of $11 million in outstanding letters of credit.
On November 27, 2023, our Board of Directors approved a new share repurchase program for up to $100 million of our common stock through November 27, 2026. In fiscal 2024, we purchased 266,997 shares at an aggregate cost of approximately $40.0 million, or an average price of $149.79 per share. There were no repurchases during the thirteen weeks ended May 2, 2026. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time.
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
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Net cash provided by operating activities	$227.2	$132.7
Net cash used in investing activities	(303.1)	(35.7)
Net cash used in financing activities	(9.0)	(1.3)
Net (decrease) increase during period in cash and cash equivalents (1)	$(84.8)	$95.7
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for the thirteen weeks ended May 2, 2026 was $227.2 million, an increase of $94.5 million compared to the thirteen weeks ended May 3, 2025. The increase was primarily due to an increase in operating cash flows from store performance, partially offset by changes in working capital.
Cash Used in Investing Activities
Net cash used in investing activities for the thirteen weeks ended May 2, 2026 was $303.1 million, an increase of $267.4 million compared to the thirteen weeks ended May 3, 2025. The increase was primarily due to an increase in net purchases of investment securities and other investments.
Cash Used in Financing Activities
Net cash used in financing activities for the thirteen weeks ended May 2, 2026 was $9.0 million, an increase of $7.7 million compared to the thirteen weeks ended May 3, 2025. The increase was primarily due to an increase in common shares withheld for taxes.
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
From February 1, 2026 to May 2, 2026, we have entered into 48 new fully executed retail leases with average terms of approximately 10 years and other lease modifications that have future minimum lease payments of approximately $83.3 million.
Off-Balance Sheet Arrangements
For the thirteen weeks ended May 2, 2026, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
Recently Issued Accounting Pronouncements
See "Note 1 - Summary of Significant Accounting Policies" to the unaudited consolidated financial statements included in "Part I. Financial Information, Item 1. Consolidated Financial Statements" of this Form 10-Q, for a detailed description of recently issued accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. We have investment securities, which primarily consist of investment grade corporate securities, that are interest-bearing securities and if there are changes in interest rates, those changes would affect the interest income we earn on these investments and, therefore, impact our cash flows and results of operations. However, due to the short term nature of our investment portfolio, we do not believe an immediate 100 basis point increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
As of May 2, 2026, we had approximately $214 million available on the line of credit, net of $11 million in outstanding letters of credit. The Credit Agreement provides that the interest rate payable on borrowings shall be, at the Company’s option, a per annum rate equal to (a) a base rate plus an applicable margin ranging from 0.125% to 0.50% or (b) SOFR plus a margin ranging from 1.12% to 1.50%. Letter of credit fees range from 1.125% to 1.50%. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended May 2, 2026, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
On August 1, 2024, a putative class action was filed against us and a certain former senior officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of our investors who purchased or otherwise acquired our publicly traded securities between March 20, 2024 and July 16, 2024. On September 16, 2024, a similar action was commenced against us in the same court on behalf of a class of investors who purchased or otherwise acquired our publicly traded securities between December 1, 2022 and July 16, 2024. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with various public statements made by us. On October 28, 2024, the court entered an order consolidating the actions and appointing the lead plaintiff. On January 13, 2025, lead plaintiff filed its Consolidated Amended Complaint. On March 14, 2025, Defendants filed their Motion to Dismiss the Consolidated Amended Complaint. On May 13, 2025, lead plaintiff filed a response in opposition to Defendants' Motion to Dismiss. Defendants filed their reply in support of their Motion to Dismiss on June 12, 2025. The Motion to Dismiss was granted in part and denied in part on August 25, 2025. On October 3, 2025, the Defendants filed an answer to the Consolidated Amended Complaint. On January 16, 2026, lead plaintiff filed a Motion for Class Certification, which Defendants opposed on March 13, 2026 and for which briefing concluded in April 2026. The hearing for Class Certification is scheduled for June 5, 2026. The parties are now in the discovery phase.
In October 2024, we received two separate letters from purported shareholders demanding that we investigate certain potential derivative claims relating to the same circumstances and allegations included in the shareholder class action. We subsequently received four additional separate letters from purported shareholders making similar demands. In response, the Board of Directors formed a Special Litigation Committee, which has investigated the allegations contained in each of these letters, and on September 10, 2025, the Special Litigation Committee completed its investigation and determined that it would not be in our best interests to pursue litigation or take other steps in response to the demand letters. In October and December 2025, four of the purported shareholders filed derivative suits based on the allegations in their demand letters, two of which were filed in the United States District Court for the Eastern District of Pennsylvania (and which have been consolidated into one action) and two of which were filed in the Philadelphia County Court of Common Pleas (and have been consolidated into one action). The action in the United States District Court for the Eastern District of Pennsylvania has been stayed pending the outcome of the class action. Defendants have agreed with the plaintiffs to a stay of the state court proceedings in the Philadelphia County Court of Common Pleas and are working with them to seek Court approval.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table below sets forth the information with respect to repurchases of our common stock for the thirteen weeks ended May 2, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
Fourth Quarter 2025	—	$—	—	$60,006,492
February 1, 2026 - February 28, 2026	—	$—	—	$60,006,492
March 1, 2026 - April 4, 2026	—	$—	—	$60,006,492
April 5, 2026 - May 2, 2026	—	$—	—	$60,006,492
First Quarter 2026	—	$—	—	$60,006,492
(1) On November 27, 2023, our Board of Directors approved a new share repurchase program for up to $100 million of our common stock through November 27, 2026. In fiscal 2024, we purchased 266,997 shares at an aggregate cost of approximately $40.0 million, or an average price of $149.79 per share. There were no repurchases during the thirteen weeks ended May 2, 2026. This repurchase program does not include a specific timetable or price targets and there can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be modified or discontinued at any time. Shares may be repurchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans - Directors and Section 16 Officers
During the thirteen weeks ended May 2, 2026, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement."

ITEM 6. EXHIBITS
(a) Exhibits

No.	Description
10.1
Letter Agreement, dated February 8, 2026, by and between George Hill and Five Below, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2026)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2026, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of May 2, 2026, January 31, 2026 and May 3, 2025; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen Weeks Ended May 2, 2026 and May 3, 2025; (iii) the Unaudited Consolidated Statements of Shareholders’ Equity for the Thirteen Weeks Ended, May 2, 2026 and May 3, 2025; (iv) the Unaudited Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 2, 2026 and May 3, 2025 and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

104*	Coverage Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE BELOW, INC.

Date: June 4, 2026	/s/ Winnie Y. Park
Winnie Y. Park
President and Chief Executive Officer (Principal Executive Officer)

Date: June 4, 2026	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)