Form 10-Q
period 2026-08-01
FIVE BELOW, INC
filed 2026-09-03
CIK 1177609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(mark one)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2026
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 2, 2026 was 55,054,035.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIVE BELOW, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	August 1, 2026	January 31, 2026	August 2, 2025
Assets
Current assets:
Cash and cash equivalents	$561,083	$723,699	$562,746
Short-term investment securities	626,821	208,508	107,418
Inventories	941,162	846,609	799,602
Prepaid income taxes and tax receivable	5,574	5,210	4,657
Prepaid expenses and other current assets	100,712	132,697	110,495
Total current assets	2,235,352	1,916,723	1,584,918
Property and equipment, net of accumulated depreciation and amortization of $1,022,427, $921,027, and $841,073, respectively.	1,250,477	1,234,331	1,253,808
Operating lease assets	1,766,069	1,765,704	1,746,255
Other assets	25,928	20,261	21,557
	$5,277,826	$4,937,019	$4,606,538

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—
Accounts payable	436,734	368,381	371,801
Income taxes payable	1,388	56,644	—
Accrued salaries and wages	44,341	67,505	36,532
Other accrued expenses	215,896	160,328	204,926
Operating lease liabilities	307,637	301,148	311,365
Total current liabilities	1,005,996	954,006	924,624
Other long-term liabilities	11,318	8,667	10,288
Long-term operating lease liabilities	1,731,001	1,731,041	1,707,261
Deferred income taxes	53,388	50,015	57,118
Total liabilities	2,801,703	2,743,729	2,699,291
Commitments and contingencies (note 6)
Shareholders’ equity:
Common stock, $0.01 par value. Authorized 120,000,000 shares; issued and outstanding 55,055,117, 55,228,735, and 55,146,485 shares, respectively.	550	551	550
Additional paid-in capital	117,174	178,791	167,480
Retained earnings	2,358,399	2,013,948	1,739,217
Total shareholders’ equity	2,476,123	2,193,290	1,907,247
	$5,277,826	$4,937,019	$4,606,538
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$1,261,493	$1,026,847	$2,547,095	$1,997,374
Cost of goods sold (exclusive of items shown separately below)	649,070	684,478	1,456,030	1,331,092
Selling, general and administrative expenses	285,870	242,314	559,146	468,816
Depreciation and amortization	51,203	47,690	102,326	94,254
Operating income	275,350	52,365	429,593	103,212
Interest income and other income, net	15,418	5,540	23,673	11,187
Income before income taxes	290,768	57,905	453,266	114,399
Income tax expense	69,373	15,143	108,815	30,489
Net income	$221,395	$42,762	$344,451	$83,910
Basic income per common share	$4.02	$0.78	$6.24	$1.52
Diluted income per common share	$3.99	$0.77	$6.20	$1.52
Weighted average shares outstanding:
Basic shares	55,130,589	55,072,140	55,196,391	55,059,126
Diluted shares	55,474,573	55,389,479	55,540,532	55,289,719
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, January 31, 2026	55,228,735	$551	$178,791	$2,013,948	$2,193,290
Share-based compensation expense	—	—	5,007	—	5,007
Issuance of unrestricted stock awards	422	—	98	—	98
Vesting of restricted stock units and performance-based restricted stock units	107,087	1	—	—	1
Common shares withheld for taxes	(39,683)	—	(8,981)	—	(8,981)
Net income	—	—	—	123,056	123,056
Balance, May 2, 2026	55,296,561	$552	$174,915	$2,137,004	$2,312,471
Share-based compensation expense	—	—	9,792	—	9,792
Issuance of unrestricted stock awards	377	—	82	—	82
Vesting of restricted stock units and performance-based restricted stock units	101,729	1	—	—	1
Common shares withheld for taxes	(35,672)	—	(7,717)	—	(7,717)
Repurchase and retirement of common stock	(310,501)	(3)	(60,360)	—	(60,363)
Issuance of common stock to employees under employee stock purchase plan	2,623	—	462	—	462
Net income	—	—	—	221,395	221,395
Balance, August 1, 2026	55,055,117	$550	$117,174	$2,358,399	$2,476,123

	Common stock		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Shares	Amount
Balance, February 1, 2025	55,028,682	$549	$152,471	$1,655,307	$1,808,327
Share-based compensation expense	—	—	9,672	—	9,672
Issuance of unrestricted stock awards	2,039	—	169	—	169
Vesting of restricted stock units and performance-based restricted stock units	44,020	—	—	—	—
Common shares withheld for taxes	(15,526)	—	(1,254)	—	(1,254)
Net income	—	—	—	41,148	41,148
Balance, May 3, 2025	55,059,215	$549	$161,058	$1,696,455	$1,858,062
Share-based compensation expense	—	—	8,392	—	8,392
Issuance of unrestricted stock awards	982	—	134	—	134
Vesting of restricted stock units and performance-based restricted stock units	102,058	1	—	—	1
Common shares withheld for taxes	(19,436)	—	(2,581)	—	(2,581)
Issuance of common stock to employees under employee stock purchase plan	3,666	—	477	—	477
Net income	—	—	—	42,762	42,762
Balance, August 2, 2025	55,146,485	$550	$167,480	$1,739,217	$1,907,247
See accompanying notes to consolidated financial statements.

FIVE BELOW, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025
Operating activities:
Net income	$344,451	$83,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,326	94,254
Share-based compensation expense	15,029	18,419
Deferred income tax expense (benefit)	3,373	(2,773)
Other non-cash expenses	4,768	754
Changes in operating assets and liabilities:
Inventories	(94,553)	(140,102)
Prepaid income taxes and tax receivable	(364)	(8)
Prepaid expenses and other assets	26,246	46,240
Accounts payable	63,694	110,636
Income taxes payable	(55,256)	(51,998)
Accrued salaries and wages	(23,164)	16,789
Operating leases	6,084	(2,654)
Other accrued expenses	50,076	52,191
Net cash provided by operating activities	442,710	225,658
Investing activities:
Purchases of investment securities and other investments	(540,207)	(95,648)
Sales, maturities, and redemptions of investment securities	121,895	185,303
Capital expenditures	(110,417)	(80,928)
Net cash (used in) provided by investing activities	(528,729)	8,727
Financing activities:
Net proceeds from issuance of common stock	462	477
Repurchase and retirement of common stock	(60,363)	—
Proceeds from exercise of options to purchase common stock and vesting of restricted and performance-based restricted stock units	2	1
Common shares withheld for taxes	(16,698)	(3,835)
Net cash used in financing activities	(76,597)	(3,357)
Net (decrease) increase in cash and cash equivalents	(162,616)	231,028
Cash and cash equivalents at beginning of period	723,699	331,718
Cash and cash equivalents at end of period	$561,083	$562,746

Supplemental disclosures of cash flow information:
Non-cash investing activities
Increase in accrued purchases of property and equipment	$12,753	$6,088

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
The Company is incorporated in the Commonwealth of Pennsylvania and, as of August 1, 2026, operated in 46 states, excluding Alaska, Hawaii, Idaho, and Montana. As of August 1, 2026 and August 2, 2025, the Company operated 2,022 stores and 1,858 stores, respectively, each operating under the name “Five Below.”
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
The Company's consolidated financial statements include the accounts of Five Below, Inc. and its subsidiaries (1616 Holdings, Inc., formerly known as Five Below Merchandising, Inc., 1616 Sourcing Holdco LLC, 1616 Holdings India Private Limited, and Five Below Puerto Rico, LLC). All intercompany transactions and accounts are eliminated in the consolidation of the Company's and subsidiaries' financial statements.
(b)Fiscal Year
The Company operates on a 52/53-week fiscal year ending on the Saturday closest to January 31. References to "fiscal year 2026" or "fiscal 2026" refer to the period from February 1, 2026 to January 30, 2027, which is a 52-week fiscal year. References to "fiscal year 2025" or "fiscal 2025" refer to the period from February 2, 2025 to January 31, 2026, which is a 52-week fiscal year. The fiscal quarters ended August 1, 2026 and August 2, 2025 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended August 1, 2026 and August 2, 2025 refer to the twenty-six weeks ended as of those dates.
(c)Basis of Presentation
The consolidated balance sheets as of August 1, 2026 and August 2, 2025, the consolidated statements of operations for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025, the consolidated statements of shareholders’ equity for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025 and the consolidated statements of cash flows for the twenty-six weeks ended August 1, 2026 and August 2, 2025 have been prepared by the Company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the aforementioned financial statements include all known adjustments (which consist primarily of normal, recurring accruals, estimates and assumptions that impact the financial statements) necessary to present fairly the financial position at the balance sheet dates and the results of operations and cash flows for the periods ended August 1, 2026 and August 2, 2025. The balance sheet as of January 31, 2026, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for fiscal 2025 as filed with the Securities and Exchange Commission on March 19, 2026 and referred to herein as the “Annual Report,” but does not include all annual disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended January 31, 2026 and footnotes thereto included in the Annual Report. The consolidated results of operations for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025 are not necessarily indicative of the consolidated operating results for the year ending January 30, 2027 or any other period. The Company's business is seasonal and as a result, the Company's net sales fluctuate from quarter to quarter. Net sales are usually highest in the fourth fiscal quarter due to the year-end holiday season.

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
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software. This new guidance amends certain aspects of the accounting for and disclosure of costs incurred to develop internal use software by removing references to project stages of a software development project, which better aligns with current software development methods. The amendment is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements.
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
(f)IEEPA Tariff Refunds
In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were unlawful. Subsequently, in March 2026, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection ("CBP") to establish a process through which importers could submit claims for refunds of previously paid IEEPA tariffs. On April 20, 2026, CBP launched a formal IEEPA refund claims process, through which the Company submitted its refund claims.
During the thirteen and twenty-six weeks ended August 1, 2026, the Company recognized a pre-tax benefit of $169.5 million related to IEEPA tariff refunds received, consisting of a $163.6 million reduction to cost of goods sold related to inventory sold prior to August 1, 2026 and $5.9 million of interest recognized as an increase to interest income and other income, net. The Company does not expect the remaining refunds of IEEPA tariffs to be material.
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

As of August 1, 2026, January 31, 2026 and August 2, 2025, the Company had cash equivalents of $529.8 million, $700.4 million and $528.7 million, respectively. The Company’s cash equivalents typically consist of cash management solutions, credit and debit card receivables, AAA-rated money market funds, and investment grade corporate securities with original maturities of 90 days or less. Fair value for cash equivalents was determined based on Level 1 inputs.
As of August 1, 2026, January 31, 2026 and August 2, 2025, the Company's investment securities, which primarily consist of investment grade corporate securities, are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	As of August 1, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$626,821	$4	$826	$625,999
Total	$626,821	$4	$826	$625,999

	As of January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$208,508	$—	$64	$208,444
Total	$208,508	$—	$64	$208,444

	As of August 2, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Corporate bonds	$107,418	$—	$58	$107,360
Total	$107,418	$—	$58	$107,360
Short-term investment securities as of August 1, 2026, January 31, 2026 and August 2, 2025 all mature in one year or less.
(h)Prepaid Expenses and Other Current Assets
Prepaid expenses as of August 1, 2026, January 31, 2026 and August 2, 2025 were $50.3 million, $36.1 million, and $46.8 million, respectively. Other current assets as of August 1, 2026, January 31, 2026 and August 2, 2025 were $50.4 million, $96.6 million, and $63.7 million, respectively.
(i)Other Accrued Expenses
Other accrued expenses include accrued capital expenditures of $24.1 million, $16.0 million, and $31.0 million as of August 1, 2026, January 31, 2026 and August 2, 2025, respectively.
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
(k)Supply Chain Finance
The Company utilizes the supply chain finance program whereby qualifying suppliers may elect at their sole discretion to sell the Company's payment obligations to a designated third-party financial institution. The amount of obligations outstanding under the supply chain finance program was $18.8 million, $6.2 million, and $6.9 million as of August 1, 2026, January 31, 2026 and August 2, 2025, respectively.

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
Disaggregation of Revenue
The following table provides information about disaggregated revenue by groups of products: leisure, fashion and home, and snack and seasonal (dollars in thousands):

	Thirteen Weeks Ended
	August 1, 2026		August 2, 2025
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$644,235	51.1%	$470,463	45.8%
Fashion and home	337,696	26.8%	309,295	30.1%
Snack and seasonal	279,562	22.1%	247,089	24.1%
Total	$1,261,493	100.0%	$1,026,847	100.0%

	Twenty-Six Weeks Ended
	August 1, 2026		August 2, 2025
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Leisure	$1,265,123	49.7%	$905,369	45.3%
Fashion and home	690,296	27.1%	593,064	29.7%
Snack and seasonal	591,676	23.2%	498,941	25.0%
Total	$2,547,095	100.0%	$1,997,374	100.0%
(3) Leases
The Company determines if an arrangement contains a lease at the inception of a contract. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
During the thirteen weeks ended August 1, 2026, the Company committed to 27 new store leases with average terms of approximately 10 years that have future minimum lease payments of approximately $51.7 million.
All of the Company's leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets. As of August 1, 2026 and August 2, 2025, the weighted average remaining lease term for the Company's operating leases was 6.6 years and 7.2 years, respectively, and the weighted average discount rate was 5.3% and 5.4%, respectively.
The following table is a summary of the Company's components for net lease costs (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Lease Cost	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Operating lease cost	$93,146	$86,467	$184,571	$170,035
Variable lease cost	29,416	25,830	58,095	51,676
Net lease cost*	$122,562	$112,297	$242,666	$221,711
* Excludes short-term lease cost, which is immaterial.

The following table summarizes the maturity of lease liabilities under operating leases as of August 1, 2026 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2026	$205,515
2027	411,011
2028	387,308
2029	354,427
2030	308,876
After 2030	769,280
Total lease payments	2,436,417
Less: imputed interest	397,779
Present value of lease liabilities	$2,038,638

The following table summarizes the supplemental cash flow disclosures related to leases (in thousands):

	Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments arising from operating lease liabilities (1)	$176,338	$144,819
Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$131,501	$150,187
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

The following table reconciles net income and the weighted average common shares outstanding used in the computations of basic and diluted income per common share (in thousands, except for share and per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Numerator:
Net income	$221,395	$42,762	$344,451	$83,910
Denominator:
Weighted average common shares outstanding - basic	55,130,589	55,072,140	55,196,391	55,059,126
Dilutive impact of options, restricted stock units and employee stock purchase plan	343,984	317,339	344,141	230,593
Weighted average common shares outstanding - diluted	55,474,573	55,389,479	55,540,532	55,289,719
Per common share:
Basic income per common share	$4.02	$0.78	$6.24	$1.52
Diluted income per common share	$3.99	$0.77	$6.20	$1.52
The effects of the assumed vesting of restricted stock units for 71,662 shares of common stock for the thirteen weeks ended August 1, 2026 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
The effects of the assumed vesting of restricted stock units for 20,093 shares of common stock for the thirteen weeks ended August 2, 2025 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
The effects of the assumed vesting of restricted stock units for 53,209 shares of common stock for the twenty-six weeks ended August 1, 2026 were excluded from the calculation of diluted income per share, as their impact would have been anti-dilutive.
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
The Second Amendment also replaced the existing London Interbank Offered Rate ("LIBOR") provisions with the Secured Overnight Financing Rate ("SOFR") provisions which converted then outstanding LIBOR loans into SOFR loans and additionally makes a number of other revisions to other provisions of the Credit Agreement. Giving effect to the Second Amendment, outstanding borrowings under the Revolving Credit Facility would accrue interest at floating rates plus an applicable margin ranging from 1.12% to 1.50% for SOFR loans and 0.125% to 0.50% for base rate loans, and letter of credit fees range from 1.125% to 1.50%, in each case based on the average availability under the Revolving Credit Facility.

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
All obligations under the Revolving Credit Facility are guaranteed by 1616 Holdings and secured by substantially all of the assets of the Company and 1616 Holdings. As of August 1, 2026 and August 2, 2025, the Company was in compliance with the covenants applicable to it under the Credit Agreement.
As of August 1, 2026 and August 2, 2025, the Company had no borrowings or interest expense under the Revolving Credit Facility.
As of August 1, 2026 and August 2, 2025, the Company had approximately $225 million available on the Revolving Credit Facility.
(6)Commitments and Contingencies
Commitments
Other Contractual Commitments
The Company has an executive severance plan that is applicable to certain key crew that provides for, among other things, salary, bonus, severance, and change in control provisions.
As of August 1, 2026, the Company has other purchase commitments of approximately $3.4 million consisting of purchase agreements for materials that will be used in the construction of new stores.

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
On August 1, 2024, a putative class action was filed against the Company and a certain former senior officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of the Company's investors who purchased or otherwise acquired the Company's publicly traded securities between March 20, 2024 and July 16, 2024. On September 16, 2024, a similar action was commenced against the Company in the same court on behalf of a class of investors who purchased or otherwise acquired the Company's publicly traded securities between December 1, 2022 and July 16, 2024. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company. On October 28, 2024, the court entered an order consolidating the actions and appointing lead plaintiff. On January 13, 2025, lead plaintiff filed its Consolidated Amended Complaint. On March 14, 2025, Defendants filed their Motion to Dismiss the Consolidated Amended Complaint. On May 13, 2025, lead plaintiff filed a response in opposition to Defendants' Motion to Dismiss. Defendants filed their reply in support of their Motion to Dismiss on June 12, 2025. The Motion to Dismiss was granted in part and denied in part on August 25, 2025. On October 3, 2025, the Defendants filed an answer to the Consolidated Amended Complaint. On January 16, 2026, lead plaintiff filed a Motion for Class Certification, which Defendants opposed on March 13, 2026. Briefing concluded in April 2026 and a hearing was held on June 5, 2026. The Motion for Class Certification was granted on August 3, 2026, which decision the Defendants requested to appeal on August 17, 2026. The parties are now in the discovery phase.
In October 2024, the Company received two separate letters from purported shareholders demanding that the Company investigate certain potential derivative claims relating to the same circumstances and allegations included in the shareholder class action. The Company subsequently received four additional separate letters from purported shareholders making similar demands. In response, the Board of Directors formed a Special Litigation Committee, which has investigated the allegations contained in each of these letters, and on September 10, 2025, the Special Litigation Committee completed its investigation and determined that it would not be in the Company's best interests to pursue litigation or take other steps in response to the demand letters. In October and December 2025, four of the purported shareholders filed derivative suits based on the allegations in their demand letters, two of which were filed in the United States District Court for the Eastern District of Pennsylvania (and have been consolidated into one action) and two of which were filed in the Philadelphia County Court of Common Pleas (and have been consolidated into one action). The actions in both the United States District Court for the Eastern District of Pennsylvania and in the Philadelphia Court of Common Pleas have been stayed pending the outcome of the class action. On June 8, 2026, another derivative suit was filed by purported shareholders in the United States District Court for the Eastern District of Pennsylvania.
On June 23, 2026, a putative class action was filed against the Company in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of the Company’s consumers that purchased goods subject to the IEEPA-based tariffs (the “Grazioli matter”). On July 16, 2026, a second putative class action was filed in the same court by a different consumer with substantially the same allegations. The complaints assert claims for unjust enrichment, money had and received, and declaratory judgment. On July 29, 2026, the Company filed a motion to dismiss the complaint in the Grazioli matter. The parties are currently in the process of consolidating these matters.
The Company intends to vigorously defend against the foregoing actions, which the Company believes to be without merit. The potential impact of these actions, which seek unspecified damages, attorneys’ fees and expenses, is uncertain.

(7)Share-Based Compensation
Equity Incentive Plan
Pursuant to the Company's 2022 Equity Incentive Plan (the “Plan”), the Company’s Board of Directors may grant stock options, restricted shares, and restricted stock units to officers, directors, key crew and professional service providers. The Plan allows for the issuance of up to a total of 4.3 million shares under the Plan. As of August 1, 2026, approximately 2.9 million stock options, restricted shares, or restricted stock units were available for grant.
Common Stock Options
All stock options have a term not greater than ten years. Stock options vest and become exercisable in whole or in part, in accordance with vesting conditions set by the Company’s Board of Directors. Options granted to date generally vest over four years from the date of grant.
The fair value of each option award granted to crew, including outside directors, is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted, forfeited or exercised during the twenty-six weeks ended August 1, 2026, and there were no stock options outstanding as of August 1, 2026.
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
RSU and PSU activity during the twenty-six weeks ended August 1, 2026 was as follows:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Number	Weighted-Average Grant Date Fair Value	Number	Weighted-Average Grant Date Fair Value
Non-vested balance as of January 31, 2026	400,203	$98.27	311,402	$179.81
Granted	85,004	227.73	101,415	272.56
Vested	(201,490)	96.63	(7,326)	289.54
Forfeited	(34,252)	83.79	(81,178)	199.98
Non-vested balance as of August 1, 2026	249,465	$145.69	324,313	$201.29
In connection with the vesting of RSUs and PSUs during the twenty-six weeks ended August 1, 2026, the Company withheld 75,355 shares with an aggregate value of $16.7 million in satisfaction of minimum tax withholding obligations due upon vesting.
In connection with the vesting of RSUs and PSUs during the twenty-six weeks ended August 2, 2025, the Company withheld 34,962 shares with an aggregate value of $3.8 million in satisfaction of minimum tax withholding obligations due upon vesting.
As of August 1, 2026, there was $56.1 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements (including RSUs and PSUs) granted under the Plan. The cost is expected to be recognized over a weighted average vesting period of 2.2 years.

Share Repurchase Program
On November 27, 2023, the Company's Board of Directors approved a share repurchase program for up to $100 million of the Company's common stock through November 27, 2026. In fiscal 2024, the Company purchased 266,997 shares at an aggregate cost of approximately $40.0 million, or an average price of $149.79 per share. No shares were repurchased under this program during fiscal 2025. During the thirteen weeks ended August 1, 2026, the Company repurchased 310,501 shares at an aggregate cost of approximately $60.0 million, or an average price of $193.24 per share.
On August 29, 2026, the Board of Directors approved a new share repurchase program authorizing the repurchase of up to $600 million of the Company’s common stock. The new share repurchase program replaces and supersedes the remaining capacity under the Company's prior share repurchase program authorized on November 27, 2023. The new repurchase program has no fixed expiration date and will remain in effect until all common stock authorized to be repurchased thereunder has been acquired, or until the repurchase program is otherwise replaced, suspended, or terminated.
Since March 2018, the Company has purchased approximately 2.2 million shares for an aggregate cost of approximately $332 million.
There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The new share repurchase program may be modified or discontinued at any time.
(8)Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025 (dollars in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Income before income taxes	$290,768	$57,905	$453,266	$114,399
Income tax expense	$69,373	$15,143	$108,815	$30,489
Effective tax rate	23.9%	26.2%	24.0%	26.7%
The effective tax rates for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025 were based on the Company’s forecasted annualized effective tax rates and were adjusted for discrete items that occurred within the periods presented. The effective tax rate for the thirteen weeks ended August 1, 2026 was lower than the thirteen weeks ended August 2, 2025 primarily due to discrete items, which includes the impact of share-based accounting. The effective tax rate for the twenty-six weeks ended August 1, 2026 was lower than the twenty-six weeks ended August 2, 2025 primarily due to discrete items, which includes the impact of share-based accounting.
The Company had no material accrual for uncertain tax positions or interest and/or penalties related to income taxes on the Company’s balance sheets as of August 1, 2026, January 31, 2026 and August 2, 2025 and has not recognized any material uncertain tax positions or interest and/or penalties related to income taxes in the consolidated statements of operations for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025.
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
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA contains numerous amendments to federal income tax provisions and has varying effective dates. The Company has evaluated and incorporated the effects of the legislation in its income tax provision for the twenty-six weeks ended August 1, 2026. The legislation did not have a material impact on the Company's effective tax rate but resulted in a reduction to the Company's tax liability position for the twenty-six weeks ended August 1, 2026.
(9)Segment Reporting
The Company has one reportable and operating segment, which derives revenue from sales of the Company’s merchandise to customers at its 2,022 brick & mortar store locations, which operate in 46 states, and online at fivebelow.com. No customer accounts for 10% or more of its revenues.
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
The following table details segment profit and loss for the Company's one reportable segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$1,261,493	$1,026,847	$2,547,095	$1,997,374
Cost of goods sold	649,070	684,478	1,456,030	1,331,092
Advertising costs	19,656	13,951	38,025	29,000
Store and corporate expenses	266,214	228,363	521,121	439,816
Depreciation and amortization	51,203	47,690	102,326	94,254
Interest income and other income, net	15,418	5,540	23,673	11,187
Income tax expense	69,373	15,143	108,815	30,489
Net income	$221,395	$42,762	$344,451	$83,910
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with “Selected Financial Data” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended January 31, 2026 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes as of and for the thirteen and twenty-six weeks ended August 1, 2026 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2026" or "fiscal 2026" refer to the period from February 1, 2026 to January 30, 2027, which is a 52-week fiscal year. References to "fiscal year 2025" or "fiscal 2025" refer to the period from February 2, 2025 to January 31, 2026, which is a 52-week fiscal year. The fiscal quarters ended August 1, 2026 and August 2, 2025 refer to the thirteen weeks ended as of those dates. The year-to-date periods ended August 1, 2026 and August 2, 2025 refer to the twenty-six weeks ended as of those dates. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.
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
•the impact of price increases, such as a reduction in our unit sales, damage to our reputation with our customers, and our becoming less competitive in the marketplace;
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
Overview
Five Below, Inc. (collectively referred to herein with its wholly owned subsidiaries as "we," "us," or "our") is a leading growth retailer offering trend-right, extreme value, high-quality products loved by the kid and the kid in all of us. We offer an edited assortment of products, with most priced at $5 and below, including select brands and licensed merchandise across our category worlds. As of August 1, 2026, we operated 2,022 stores in 46 states.
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
In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were unlawful. Subsequently, in March 2026, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection ("CBP") to establish a process through which importers could submit claims for refunds of previously paid IEEPA tariffs. On April 20, 2026, CBP launched a formal IEEPA refund claims process, through which the Company submitted its refund claims.
During the thirteen and twenty-six weeks ended August 1, 2026, we recognized a pre-tax benefit of $169.5 million related to IEEPA tariff refunds received, consisting of a $163.6 million reduction to cost of goods sold related to inventory sold prior to August 1, 2026 and $5.9 million of interest recognized as an increase to interest income and other income, net. We do not expect the remaining refunds of IEEPA tariffs to be material.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
	(in millions, except percentages and total stores)
Consolidated Statements of Operations Data (1):
Net sales	$1,261.5	$1,026.8	$2,547.1	$1,997.4
Cost of goods sold (exclusive of items shown separately below) (2)	649.1	684.5	1,456.0	1,331.1
Selling, general and administrative expenses	285.9	242.3	559.1	468.8
Depreciation and amortization	51.2	47.7	102.3	94.3
Operating income	275.4	52.4	429.6	103.2
Interest income and other income, net (2)	15.4	5.5	23.7	11.2
Income before income taxes	290.8	57.9	453.3	114.4
Income tax expense	69.4	15.1	108.8	30.5
Net income	$221.4	$42.8	$344.5	$83.9
Percentage of Net Sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold (exclusive of items shown separately below) (2)	51.5	66.7	57.2	66.6
Selling, general and administrative expenses	22.7	23.6	22.0	23.5
Depreciation and amortization	4.1	4.6	4.0	4.7
Operating income	21.8	5.1	16.9	5.2
Interest income and other income, net (2)	1.2	0.5	0.9	0.6
Income before income taxes	23.0	5.6	17.8	5.7
Income tax expense	5.5	1.5	4.3	1.5
Net income	17.6%	4.2%	13.5%	4.2%
Operational Data:
Total stores at end of period	2,022	1,858	2,022	1,858
Comparable sales increase	14.1%	12.4%	18.3%	9.8%
Average net sales per store (3)	$0.6	$0.5	$1.3	$1.1
Gross margin (4)	48.5%	33.3%	42.8%	33.4%

(1)Components may not add to total due to rounding.
(2)During the thirteen and twenty-six weeks ended August 1, 2026, we recognized a pre-tax benefit of $169.5 million related to IEEPA tariff refunds received, consisting of a $163.6 million reduction to cost of goods sold related to inventory sold prior to August 1, 2026 and $5.9 million of interest recognized as an increase to interest income and other income, net.
(3)Only includes stores that opened before the beginning of the thirteen weeks ended and twenty-six weeks ended.
(4)Gross margin is equal to our net sales less our cost of goods sold as a percentage of our net sales.

Thirteen Weeks Ended August 1, 2026 Compared to the Thirteen Weeks Ended August 2, 2025
Net Sales
Net sales increased to $1,261.5 million in the thirteen weeks ended August 1, 2026 from $1,026.8 million in the thirteen weeks ended August 2, 2025, an increase of $234.7 million, or 22.9%. The increase was the result of a comparable sales increase of $140.1 million and a non-comparable sales increase of $94.6 million. The increase in non-comparable sales was primarily driven by new stores that opened in fiscal 2026 and the number of stores that opened in fiscal 2025 but have not been open for 15 full months.
Comparable sales increased 14.1%. This increase resulted from increases of approximately 13.6% in the number of transactions and approximately 0.4% in the average dollar value of transactions.

Cost of Goods Sold and Gross Profit
Cost of goods sold decreased to $649.1 million in the thirteen weeks ended August 1, 2026 from $684.5 million in the thirteen weeks ended August 2, 2025, a decrease of $35.4 million, or 5.2%. The decrease in cost of goods sold was primarily the result of a decrease in merchandise cost of goods sold due to the impact of IEEPA tariff refunds, partially offset by an increase in net sales. The decrease in cost of goods sold was partially offset by an increase in store occupancy costs resulting from new store openings and an increase in distribution costs primarily due to higher fuel costs.
Gross profit increased to $612.4 million in the thirteen weeks ended August 1, 2026 from $342.4 million in the thirteen weeks ended August 2, 2025, an increase of $270.0 million, or 78.9%. Gross margin increased to 48.5% in the thirteen weeks ended August 1, 2026 from 33.3% in the thirteen weeks ended August 2, 2025. The increase in gross margin was primarily the result of a decrease as a percentage of net sales in merchandise costs of goods sold, which includes the impact of IEEPA tariff refunds and a lower inventory shrinkage accrual rate. Also contributing to the increase in gross margin was the decrease as a percentage of net sales in store occupancy costs, partially offset by the increase as a percentage of net sales in distribution costs due to higher fuel costs.
Selling, General and Administrative Expenses (including Depreciation and Amortization)
Selling, general and administrative expenses (including depreciation and amortization) increased to $337.1 million in the thirteen weeks ended August 1, 2026 from $290.0 million in the thirteen weeks ended August 2, 2025, an increase of $47.1 million, or 16.2%. As a percentage of net sales, selling, general and administrative expenses (including depreciation and amortization) decreased approximately 150 basis points to 26.7% in the thirteen weeks ended August 1, 2026 from 28.2% in the thirteen weeks ended August 2, 2025. The increase in selling, general and administrative expenses (including depreciation and amortization) was the result of increases of $41.5 million in store-related expenses and $5.6 million in corporate-related expenses primarily to support new and existing stores.
Interest Income and Other Income, net
Interest income and other income, net increased to $15.4 million in the thirteen weeks ended August 1, 2026 from $5.5 million in the thirteen weeks ended August 2, 2025, an increase of $9.9 million, or 178%. The increase in interest income and other income, net was primarily driven by the impact of IEEPA tariff refunds.
Income Tax Expense
Income tax expense increased to $69.4 million in the thirteen weeks ended August 1, 2026 from $15.1 million in the thirteen weeks ended August 2, 2025, an increase of $54.3 million, or 358.1%. The increase in income tax expense was primarily due to the $232.9 million increase in pre-tax income, partially offset by discrete items, which includes the impact of share-based accounting.
Our effective tax rate for the thirteen weeks ended August 1, 2026 was 23.9% compared to 26.2% in the thirteen weeks ended August 2, 2025. Our effective tax rate for the thirteen weeks ended August 1, 2026 was lower than the comparable prior year period primarily due to discrete items, which includes the impact of share-based accounting.
Net Income
As a result of the foregoing, net income increased to $221.4 million in the thirteen weeks ended August 1, 2026 from $42.8 million in the thirteen weeks ended August 2, 2025, an increase of $178.6 million, or 417.7%.
Twenty-Six Weeks Ended August 1, 2026 Compared to the Twenty-Six Weeks Ended August 2, 2025
Net Sales
Net sales increased to $2.5 billion in the twenty-six weeks ended August 1, 2026 from $2.0 billion in the twenty-six weeks ended August 2, 2025, an increase of $0.5 billion, or 27.5%. The increase was the result of a comparable sales increase of $354.1 million and a non-comparable sales increase of $195.6 million. The increase in non-comparable sales was primarily driven by the number of stores that opened in fiscal 2025 but have not been open for 15 full months and new stores that opened in fiscal 2026.
Comparable sales increased 18.3%. This increase resulted from increases of approximately 15.9% in the number of transactions and approximately 2.0% in the average dollar value of transactions.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased to $1,456.0 million in the twenty-six weeks ended August 1, 2026 from $1,331.1 million in the twenty-six weeks ended August 2, 2025, an increase of $124.9 million, or 9.4%. The increase in cost of goods sold was primarily the result of an increase in merchandise cost of goods sold resulting from an increase in net sales, partially offset by the impact of IEEPA tariff refunds. Also contributing to the increase in cost of goods sold was an increase in store occupancy costs resulting from new store openings.
Gross profit increased to $1,091.1 million in the twenty-six weeks ended August 1, 2026 from $666.3 million in the twenty-six weeks ended August 2, 2025, an increase of $424.8 million, or 63.8%. Gross margin increased to 42.8% in the twenty-six weeks ended August 1, 2026 from 33.4% in the twenty-six weeks ended August 2, 2025, an increase of approximately 940 basis points. The increase in gross margin was primarily the result of a decrease as a percentage of net sales in merchandise costs of goods sold, which includes the impact of IEEPA tariff refunds and a lower inventory shrinkage accrual rate. Also contributing to the increase in gross margin was the decrease as a percentage of net sales in store occupancy costs.
Selling, General and Administrative Expenses (including Depreciation and Amortization)
Selling, general and administrative expenses (including depreciation and amortization) increased to $661.5 million in the twenty-six weeks ended August 1, 2026 from $563.1 million in the twenty-six weeks ended August 2, 2025, an increase of $98.4 million, or 17.5%. As a percentage of net sales, selling, general and administrative expenses (including depreciation and amortization) decreased approximately 220 basis points to 26.0% in the twenty-six weeks ended August 1, 2026 from 28.2% in the twenty-six weeks ended August 2, 2025. The increase in selling, general and administrative expenses (including depreciation and amortization) was the result of an increase of $84.2 million in store-related expenses primarily to support new and existing stores. Also contributing to the increase in selling, general and administrative expenses (including depreciation and amortization) was an increase of $14.2 million in corporate-related expenses, which includes higher incentive compensation, partially offset by the impact of retention awards.
Interest Income and Other Income, net
Interest income and other income, net increased to $23.7 million in the twenty-six weeks ended August 1, 2026 from $11.2 million in the twenty-six weeks ended August 2, 2025, an increase of $12.5 million, or 111.6%. The increase in interest income and other income, net includes the impact of IEEPA tariff refunds.
Income Tax Expense
Income tax expense increased to $108.8 million in the twenty-six weeks ended August 1, 2026 from $30.5 million in the twenty-six weeks ended August 2, 2025, an increase of $78.3 million, or 256.9%. The increase in income tax expense was primarily due to the $338.9 million increase in pre-tax income, partially offset by discrete items, which includes the impact of share-based accounting.
Our effective tax rate for the twenty-six weeks ended August 1, 2026 was 24.0% compared to 26.7% in the twenty-six weeks ended August 2, 2025. Our effective tax rate for the twenty-six weeks ended August 1, 2026 was lower than the comparable prior year period primarily due to discrete items, which includes the impact of share-based accounting.
Net Income
As a result of the foregoing, net income increased to $344.5 million in the twenty-six weeks ended August 1, 2026 from $83.9 million in the twenty-six weeks ended August 2, 2025, an increase of $260.6 million, or 310.5%.
Liquidity and Capital Resources
Overview
Cash capital expenditures typically vary depending on the timing of new store openings and infrastructure-related investments. We plan to make cash capital expenditures of approximately $250 million to $260 million in fiscal 2026, which exclude the impact of tenant allowances, and which we expect to fund from cash generated from operations, cash on hand, investments and, as needed, borrowings under our Revolving Credit Facility. We expect to incur approximately $100 million of our cash capital expenditure budget in fiscal 2026 to construct and open approximately 150 net new stores, with the remainder projected to be spent on our store relocations and remodels, corporate infrastructure and shipcenter facilities including expansions.

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
Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on-hand, net cash provided by operating activities and borrowings under our Revolving Credit Facility, which expires in September 2027, as needed, and we expect that funding to continue. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of the fourth quarter of each fiscal year. To the extent that we have drawn on the facility, we have paid down the borrowings before the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. As of August 1, 2026, we did not have any direct borrowings under our Revolving Credit Facility and had approximately $225 million available on the line of credit.
On November 27, 2023, our Board of Directors approved a share repurchase program for up to $100 million of our common stock through November 27, 2026. In fiscal 2024, we purchased 266,997 shares at an aggregate cost of approximately $40.0 million, or an average price of $149.79 per share. No shares were repurchased under this program during fiscal 2025. During the thirteen weeks ended August 1, 2026, we repurchased 310,501 shares at an aggregate cost of approximately $60.0 million, or an average price of $193.24 per share.
On August 29, 2026, our Board of Directors approved a new share repurchase program authorizing the repurchase of up to $600 million of our common stock. The new share repurchase program replaces and supersedes the remaining capacity under our prior share repurchase program authorized on November 27, 2023. The new repurchase program has no fixed expiration date and will remain in effect until all common stock authorized to be repurchased thereunder has been acquired, or until the repurchase program is otherwise replaced, suspended, or terminated.
Since approval of the share repurchase program in March 2018, we have purchased approximately 2.2 million shares for an aggregate cost of approximately $332 million.
There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The new share repurchase program may be modified or discontinued at any time.
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
Cash Flows
A summary of our cash flows from operating, investing and financing activities is presented in the following table (in millions):

	Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025
Net cash provided by operating activities	$442.7	$225.7
Net cash (used in) provided by investing activities	(528.7)	8.7
Net cash used in financing activities	(76.6)	(3.4)
Net (decrease) increase during period in cash and cash equivalents (1)	$(162.6)	$231.0
(1) Components may not add to total due to rounding.

Cash Provided by Operating Activities
Net cash provided by operating activities for the twenty-six weeks ended August 1, 2026 was $442.7 million, an increase of $217.0 million compared to the twenty-six weeks ended August 2, 2025. The increase was primarily due to an increase in operating cash flows from store performance and the impact of IEEPA tariff refunds, partially offset by an increase in income taxes paid and changes in working capital.

Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the twenty-six weeks ended August 1, 2026 was $528.7 million, an increase of $537.5 million compared to the twenty-six weeks ended August 2, 2025. The increase was primarily due to increases in net purchases of investment securities and other investments and capital expenditures.
Cash Used in Financing Activities
Net cash used in financing activities for the twenty-six weeks ended August 1, 2026 was $76.6 million, an increase of $73.2 million compared to the twenty-six weeks ended August 2, 2025. The increase was primarily due to increases in the repurchase and retirement of common stock and in common shares withheld for taxes.
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
From February 1, 2026 to August 1, 2026, we have entered into 75 new fully executed retail leases with average terms of approximately 10 years and other lease modifications that have future minimum lease payments of approximately $135.0 million.
Off-Balance Sheet Arrangements
For the thirteen weeks ended August 1, 2026, we were not party to any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, net sales, expenses, results of operations, liquidity, capital expenditures or capital resources.
Recently Issued Accounting Pronouncements
See "Note 1 - Summary of Significant Accounting Policies" to the unaudited consolidated financial statements included in "Part I. Financial Information, Item 1. Consolidated Financial Statements" of this Form 10-Q, for a detailed description of recently issued accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. We have investment securities, which primarily consist of investment grade corporate securities, that are interest-bearing securities and if there are changes in interest rates, those changes would affect the interest income we earn on these investments and, therefore, impact our cash flows and results of operations. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 100 basis point increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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

As of August 1, 2026, we had approximately $225 million available on the line of credit. The Credit Agreement provides that the interest rate payable on borrowings shall be, at the Company’s option, a per annum rate equal to (a) a base rate plus an applicable margin ranging from 0.125% to 0.50% or (b) SOFR plus a margin ranging from 1.12% to 1.50%. Letter of credit fees range from 1.125% to 1.50%. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the thirteen weeks ended August 1, 2026, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are subject to various proceedings, lawsuits, investigations, disputes, and claims arising in the ordinary course of our business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us from time to time include commercial, intellectual property, customer, consumer, and employment proceedings, including class action lawsuits. The plaintiffs and government authorities in some actions may seek unspecified damages, injunctive relief, penalties and cost reimbursement. Actions are in various procedural stages, and some are covered in part by insurance. We cannot predict with assurance the outcome of actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact income in the quarter of such development, settlement or resolution. If a potential loss arising from these lawsuits, claims and pending actions is probable and reasonably estimable, we record the estimated liability based on circumstances and assumptions existing at the time. Although the outcome of these and other claims cannot be predicted with certainty, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition or results of operations.
On August 1, 2024, a putative class action was filed against us and a certain former senior officer in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of our investors who purchased or otherwise acquired our publicly traded securities between March 20, 2024 and July 16, 2024. On September 16, 2024, a similar action was commenced against us in the same court on behalf of a class of investors who purchased or otherwise acquired our publicly traded securities between December 1, 2022 and July 16, 2024. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with various public statements made by us. On October 28, 2024, the court entered an order consolidating the actions and appointing lead plaintiff. On January 13, 2025, lead plaintiff filed its Consolidated Amended Complaint. On March 14, 2025, Defendants filed their Motion to Dismiss the Consolidated Amended Complaint. On May 13, 2025, lead plaintiff filed a response in opposition to Defendants' Motion to Dismiss. Defendants filed their reply in support of their Motion to Dismiss on June 12, 2025. The Motion to Dismiss was granted in part and denied in part on August 25, 2025. On October 3, 2025, the Defendants filed an answer to the Consolidated Amended Complaint. On January 16, 2026, lead plaintiff filed a Motion for Class Certification, which Defendants opposed on March 13, 2026. Briefing concluded in April 2026 and a hearing was held on June 5, 2026. The Motion for Class Certification was granted on August 3, 2026, which decision Defendants requested to appeal on August 17, 2026. The parties are now in the discovery phase.
In October 2024, we received two separate letters from purported shareholders demanding that we investigate certain potential derivative claims relating to the same circumstances and allegations included in the shareholder class action. We subsequently received four additional separate letters from purported shareholders making similar demands. In response, the Board of Directors formed a Special Litigation Committee, which has investigated the allegations contained in each of these letters, and on September 10, 2025, the Special Litigation Committee completed its investigation and determined that it would not be in our best interests to pursue litigation or take other steps in response to the demand letters. In October and December 2025, four of the purported shareholders filed derivative suits based on the allegations in their demand letters, two of which were filed in the United States District Court for the Eastern District of Pennsylvania (and have been consolidated into one action) and two of which were filed in the Philadelphia County Court of Common Pleas (and have been consolidated into one action). The actions in both the United States District Court for the Eastern District of Pennsylvania and in the Philadelphia Court of Common Pleas have been stayed pending the outcome of the class action. On June 8, 2026, another derivative suit was filed by purported shareholders in the United States District Court for the Eastern District of Pennsylvania.
On June 23, 2026, a putative class action was filed against us in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of our consumers that purchased goods subject to the IEEPA-based tariffs (the “Grazioli matter”). On July 16, 2026, a second putative class action was filed in the same court by a different consumer with substantially the same allegations. The complaints assert claims for unjust enrichment, money had and received, and declaratory judgment. On July 29, 2026, we filed a motion to dismiss the complaint in the Grazioli matter. The parties are currently in the process of consolidating these matters.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the information with respect to repurchases of our common stock for the thirteen weeks ended August 1, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program(1)
First Quarter 2026	—	$—	—	$60,006,492
May 3, 2026 - May 30, 2026	—	$—	—	$60,006,492
May 31, 2026 - July 4, 2026	310,501	$193.24	310,501	$5,279
July 5, 2026 - August 1, 2026	—	$—	—	$5,279
Second Quarter 2026	310,501	$193.24	310,501	$5,279
(1) On November 27, 2023, our Board of Directors approved a share repurchase program for up to $100 million of our common stock through November 27, 2026. In fiscal 2024, we purchased 266,997 shares at an aggregate cost of approximately $40.0 million, or an average price of $149.79 per share. During the thirteen weeks ended August 1, 2026, the Company repurchased 310,501 shares at an aggregate cost of approximately $60.0 million, or an average price of $193.24 per share. On August 29, 2026, our Board of Directors approved a new share repurchase program authorizing the repurchase of up to $600 million of our common stock. The new share repurchase program replaces and supersedes the remaining capacity under our prior share repurchase program authorized on November 27, 2023. The new repurchase program has no fixed expiration date and will remain in effect until all common stock authorized to be repurchased thereunder has been acquired, or until the repurchase program is otherwise replaced, suspended, or terminated. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The new share repurchase program may be modified or discontinued at any time.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans - Directors and Section 16 Officers
During the thirteen weeks ended August 1, 2026, none of the Company's directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement."

ITEM 6. EXHIBITS
(a) Exhibits

No.	Description
10.1	Letter Agreement, dated May 18, 2026, by and between Rodney Lastinger and Five Below, Inc. (filed herewith)

10.2	Letter Agreement, dated June 10, 2026, by and between Christos Yatrakis and Five Below, Inc. (filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2026, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Consolidated Balance Sheets as of August 1, 2026, January 31, 2026 and August 2, 2025; (ii) the Unaudited Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks Ended August 1, 2026 and August 2, 2025; (iii) the Unaudited Consolidated Statements of Shareholders’ Equity for the Thirteen and Twenty-Six Weeks Ended August 1, 2026 and August 2, 2025; (iv) the Unaudited Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 1, 2026 and August 2, 2025; and (v) the Notes to Unaudited Consolidated Financial Statements, tagged in detail.

104*	Coverage Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Pursuant to applicable securities laws and regulations, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIVE BELOW, INC.

Date: September 3, 2026	/s/ Winnie Y. Park
Winnie Y. Park
President and Chief Executive Officer (Principal Executive Officer)

Date: September 3, 2026	/s/ Daniel J. Sullivan
Daniel J. Sullivan
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)